Form 10-Q
period 1995-03-31
DEL LABORATORIES INC
filed 1995-05-12
CIK 27751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549


                                    FORM 10-Q



(MARK ONE)

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----               SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----               SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM            TO
                                                 ----------    ----------


                           COMMISSION FILE NO. 1-5439


                             DEL LABORATORIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)




            DELAWARE                                             13-1953103
- - -------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)



               565 BROAD HOLLOW ROAD, FARMINGDALE, NEW YORK 11735
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code:  (516) 293-7070


                            -------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES  (X)                     NO  ( )

The number of shares of Common Stock, $1 par value, outstanding as of May 10, 1995 was 2,134,919.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)



                              ASSETS                                        March 31               December 31
                                                                              1995                    1994
                                                                         ------------             -------------

Current assets:
     Cash and cash equivalents                                           $  8,194,131             $ 10,125,568
     Accounts receivable-less allowance for
          doubtful accounts of $1,650,000
          and $1,300,000, respectively                                     23,440,258               18,692,993
     Inventories                                                           39,195,156               34,688,184
     Prepaid expenses and other current assets                                680,098                1,958,917
                                                                         ------------             -------------
                Total current assets                                       71,509,643               65,465,662
                                                                         ------------             -------------

     Property, plant and equipment, net                                    25,379,867               24,806,283
     Intangibles arising from acquisitions, net                             9,594,690                9,669,506
     Other assets                                                           5,022,901                5,015,394
                                                                         ------------             -------------
                Total assets                                             $111,507,101             $104,956,845
                                                                         ------------             -------------
                                                                         ------------             -------------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
          Current portion of long-term debt                              $    247,672             $    334,754
          Accounts payable                                                 15,044,865               14,931,062
          Accrued liabilities                                              15,266,584               10,703,484
          Income taxes payable                                              1,272,358                  683,532
                                                                         ------------             -------------
                  Total current liabilities                                31,831,479               26,652,832

     Other liabilities                                                      2,103,680                2,176,826
     Deferred income taxes                                                  1,853,538                1,853,538
     Long-term debt, less current portion                                  40,046,624               40,070,395
                                                                         ------------             -------------
                  Total liabilities                                        75,835,321               70,753,591
                                                                         ------------             -------------

     Shareholders' equity:
          Common stock $1 par value, authorized 5,000,000
            shares; issued 3,294,272 shares                                 3,294,272                3,294,272
          Additional paid-in capital                                        6,197,744                6,189,986
          Foreign currency translation adjustment                            (546,242)                (546,242)
          Retained earnings                                                47,902,832               46,203,176
                                                                         ------------             -------------
                                                                           56,848,606               55,141,192
     Less: Treasury stock, at cost, 1,194,646 shares and
             1,187,638 shares, respectively                               (19,219,317)             (18,637,618)
              Receivables for stock options exercised                      (1,957,509)              (2,300,320)
                                                                         ------------             -------------

                  Total shareholders' equity                               35,671,780               34,203,254
                                                                         ------------             -------------

                  Total liabilities and shareholders' equity             $111,507,101             $104,956,845
                                                                         ------------             -------------
                                                                         ------------             -------------


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)


                                                                                  THREE  MONTHS ENDED

                                                                            March 31                March 31
                                                                              1995                    1994
                                                                          -----------              -----------

Net sales                                                                 $50,697,539              $45,513,286

Cost of goods sold                                                         19,538,749               18,064,066
Selling and administrative expenses                                        27,171,527               23,919,726
                                                                          -----------              -----------

                                                                           46,710,276               41,983,792
                                                                          -----------              -----------

     Operating income                                                       3,987,263                3,529,494
                                                                          -----------              -----------


Interest expense                                                              958,214                1,016,717
Interest income                                                               (81,956)                 (19,079)
                                                                          -----------              -----------

     Interest expense, net                                                    876,258                  997,638
                                                                          -----------              -----------

Earnings before income taxes                                                3,111,005                2,531,856
Income taxes                                                                1,275,000                1,038,000
                                                                          -----------              -----------

     Net earnings                                                         $ 1,836,005                1,493,856
                                                                          -----------              -----------
                                                                          -----------              -----------

Weighted average common shares outstanding (A)                               2,464,000                2,421,000
                                                                          -----------              -----------
                                                                          -----------              -----------


Earnings per common share (A)                                             $      0.75              $      0.62


Dividends per common share (A)                                            $     0.065              $     0.056
                                                                          -----------              -----------
                                                                          -----------              -----------

(A) Adjusted to reflect a 4-for-3 stock split effective June 15, 1994.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)


                                                                            MARCH 31                 MARCH 31
                                                                              1995                     1994
                                                                         ------------              -----------

Cash flows from operating activities:
Net earnings                                                             $  1,836,005              $ 1,493,856
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                          1,041,301                  960,260
     Provision for doubtful accounts                                          138,000                  138,000
     Other non-cash operating items                                           140,014                      177
     Changes in operating assets and liabilities:
          Accounts receivable                                              (4,885,265)              (4,770,857)
          Inventories                                                      (4,506,972)                 445,557
          Prepaid expenses and other current assets                         1,278,819                  118,203
          Other assets                                                         (7,507)                 222,574
          Accounts payable                                                    113,803                 (383,004)
          Accrued liabilities                                               4,700,250                2,571,235
          Income taxes payable                                                588,826                  799,340
          Other liabilities                                                   (73,146)                (158,187)
                                                                         ------------              -----------

          Net cash provided by operating activities                           364,128                1,437,154
                                                                         ------------              -----------

Cash flows used in investing activities:
     Property, plant and equipment additions                               (1,540,070)                (904,443)
                                                                         ------------              -----------

          Net cash used in investing activities                            (1,540,070)                (904,443)
                                                                         ------------              -----------

Cash flows used in financing activities:
     Principal payments of long-term debt                                    (110,853)                (344,285)
     Proceeds from issuance of common stock upon
      exercise of options                                                     254,600                   12,674
     Decrease in receivables for stock
       options exercised                                                      202,811                    3,250
     Purchase of treasury stock                                              (828,554)                (257,808)
     Dividends paid                                                          (273,499)               ( 237,331)
                                                                         ------------              -----------

          Net cash used in financing activities                              (755,495)                (823,500)
                                                                         ------------              -----------


Net decrease in cash and cash equivalents                                  (1,931,437)                (290,789)

Cash and cash equivalents beginning of year                                10,125,568                5,815,233
                                                                         ------------              -----------

Cash and cash equivalents at end of period                               $  8,194,131              $ 5,524,444
                                                                         ------------              -----------
                                                                         ------------              -----------


                             DEL LABORATORIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             MARCH 31, 1995 AND 1994

                                   (UNAUDITED)







In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, the results of operations for the three months ended March 31, 1995 and 1994 and statements of cash flows for the three months ended March 31, 1995 and 1994.


Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year-end adjustments and independent audit.


Classification of inventories at March 31, 1995 and December 31, 1994 were as follows:


                                      1995                          1994
                                      ----                          ----

     Raw Materials                $17,402,843                   $15,533,967

     Work In Process                3,891,909                     3,797,247

     Finished Goods                17,900,404                    15,356,970
                                  -----------                   -----------

                                  $39,195,156                   $34,688,184
                                  -----------                   -----------
                                  -----------                   -----------


Earnings per common share is computed under the "modified treasury stock method" which assumes the exercise of all outstanding options and warrants and the use of the proceeds thereof to acquire up to 20% of the outstanding common stock of the Company. Excess proceeds not utilized for the purchase of such shares are assumed utilized, first to reduce outstanding debt and then any remainder is assumed invested in interest bearing securities with net earnings increased for the hypothetical interest expense savings or interest income, net of taxes.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS




(1)  LIQUIDITY AND CAPITAL RESOURCES

     Under its institutional debt covenants, the Company is permitted a level of short-term borrowings not to exceed $15,000,000. Presently, the Company has arrangements with banks which provide up to $27,500,000 of short-term lines of credit at the prime rate of interest. There were no short-term borrowings at March 31, 1995 and December 31, 1994.

     The Company believes that currently available funds, anticipated funds from operations and existing credit facilities will be adequate for its foreseeable needs.

     At March 31, 1995, accounts receivable were $23,440,000, an increase of $4,747,000 from the December 31, 1994 level. At March 31, 1994, accounts receivable were $20,804,000 an increase of $4,633,000 from the December 31, 1993 level. The increase is primarily attributable to an increased level of sales during the first quarter of 1995.

     Inventories at March 31, 1995 were $39,195,000, an increase of $4,507,000 from the December 31, 1994 level. The inventory increase is primarily in the cosmetics division. The increase is necessary to meet production schedules and should return to a lower level at the end of the second quarter 1995.

     Accrued liabilities at March 31, 1995 increased by $4,563,000 from the December 31, 1994 level. This increase is primarily attributable to increased advertising and sales promotional activity during the first quarter of 1995 versus the fourth quarter of 1994. For the comparable 1994 period, accrued liabilities increased by $2,454,000.




(2)  RESULTS OF OPERATIONS

     SALES

     Sales for the first quarter of 1995 were $50.7 million, 11.4% above the $45.5 million of sales for the first quarter of 1994.

     The first quarter 1995 results reflect a sales increase for both the cosmetics and pharmaceutical divisions.


     COST OF SALES

     Cost of sales for the first quarter of 1995, as a percentage of net sales, was 38.5%, compared with 39.7% in the corresponding period of 1994.


     The decrease in first quarter 1995 cost of sales over the comparable period in 1994 is attributable to a changing mix of business during the quarter.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were $27.2 million, or 53.6% of net sales in the first quarter of 1995, and were $23.9 million, or 52.6% of net sales for the corresponding 1994 period.




NET INTEREST EXPENSE

Net interest expense for the first quarter of 1995 was $876,000 compared with $998,000 incurred in the first quarter of 1994. The decreased interest expense is attributable to reduced borrowings and increased interest income.




PROVISION FOR INCOME TAXES

The provision for income taxes is 41% of earnings before income taxes in both the first quarter of 1995 and 1994.


NET EARNINGS

Net earnings for the first quarter of 1995 were $1,836,000, 22.9% above the $1,494,000 reported for the first quarter of 1994.



LEGAL MATTERS

The Company has been notified that it has been identified as a potentially responsible party with respect to environmental remediation activities required at a site in Pennsylvania. The total cost to the Company of remediation activities that it may be required to undertake cannot yet be quantified, although the Company is one of over 900 potentially responsible parties that
have been identified at the site.   No dollar amount can be assigned to
remediation costs because of inherent uncertainties. It is the Company's policy to meet all regulatory requirements for the protection of the environment and to take prompt remedial action where necessary.

On July 22, 1994, the Equal Employment Opportunity Commission filed suit against the Company in the United States District Court for the Eastern District of New York alleging employment discrimination in violation of Title VII of the Civil Rights Act of 1964, as amended. The Company has denied that it has engaged in any unlawful employment discrimination as alleged. The parties are now engaged in settlement discussions. The Company intends to contest the case vigorously in the event that settlement discussions are unsuccessful.

Management is of the opinion that the outcome of this litigation and, on the basis of currently available information, the environmental matter referred to above will not have a material adverse effect on the Company's financial position.

PART II  -  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT INDEX

ITEM NO.  EXHIBIT                       EXHIBIT NO.    DESCRIPTION
- - --------  -------                       -----------    -----------

   2      Plan of acquisition                -         Not Applicable
          reorganization, arrange-
          ment, liquidation, or
          succession.

   4      Instruments defining the           -         Not Applicable
          rights of security holders,
          including indentures.

  10      Material Contracts                 1         Amendment, dated April
                                                       14, 1995 to Employment
                                                       Agreement with Charles J.
                                                       Hinkaty

                                             2         Amendment, dated April
                                                       14, 1995 to Employment
                                                       Agreement with Harvey P.
                                                       Alstodt

                                             3         Amendment, dated April
                                                       14, 1995 to Employment
                                                       Agreement with William
                                                       McMenemy

                                             4         Amendment, dated April
                                                       14, 1995 to Employment
                                                       Agreement with Melvyn C.
                                                       Goldstein

  11      Statement re:  computation         -         Not Applicable
          of per share earnings.

  15      Letter re:  unaudited interim      -         Not Applicable
          financial information.

  18      Letter re:  change in account-     -         Not Applicable
          ing principles.

  19      Report furnished to security       -         Not Applicable
          holders.

  22      Published report regarding         -         Not Applicable
          matters submitted to vote of
          security holders.

  24      Power of Attorney.                 -         Not Applicable

  99      Additional exhibits.               -         Not Applicable


(b)  REPORTS ON FORM 8-K
     Not Applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DEL LABORATORIES, INC.
                                        -------------------------------
                                        (Registrant)








Date:     May 12, 1995                  Dan K. Wassong
- - ---------------------------             -------------------------------
                                        Dan K. Wassong
                                        Chairman, President and
                                        Chief Executive Officer








Date:     May 12, 1995                  Melvyn C. Goldstein
- - ---------------------------             -------------------------------
                                        Melvyn C. Goldstein
                                        Vice President of Finance
                                        and Principal Financial Officer

Part II - OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

ITEM NO. 10 - EXHIBIT NO. 1




                                             April 14, 1995







Mr. Charles Hinkaty
c/o Del Laboratories, Inc.
565 Broad Hollow Road
Farmingdale, New York   11735


Dear Mr. Hinkaty:

     This will confirm that your Employment Agreement, as amended and extended, is further extended to March 31, 1998.

     In all other respects the Employment Agreement, as amended and extended, shall continue in full force and effect.

     Please signify your agreement with the foregoing by counter-signing the copy of this letter and returning it to me.

                                             Very truly yours,

                                             DEL LABORATORIES, INC.





                                             By:
                                                 ---------------------
                                                 Dan K. Wassong
                                                 Chairman of the Board




ACCEPTED AND AGREED:




- - ---------------
Charles Hinkaty

Part II - OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

ITEM NO. 10 - EXHIBIT NO. 2








                                             April 14, 1995




Mr. Harvey P. Alstodt
c/o Del Laboratories, Inc.
565 Broad Hollow Road
Farmingdale, New York   11735


Dear Mr. Alstodt:

     This will confirm that your Employment Agreement, as amended and extended, is further extended to March 31, 1998.

     In all other respects the Employment Agreement, as amended and extended, shall continue in full force and effect.

     Please signify your agreement with the foregoing by counter-signing the copy of this letter and returning it to me.

                                             Very truly yours,

                                             DEL LABORATORIES, INC.




                                             By:
                                                 ---------------------
                                                 Dan K. Wassong
                                                 Chairman of the Board




ACCEPTED AND AGREED:




- - -----------------
Harvey P. Alstodt

Part II - OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

ITEM NO. 10 - EXHIBIT NO. 3





                                             April 14, 1995




Mr. William McMenemy
c/o Del Laboratories, Inc.
565 Broad Hollow Road
Farmingdale, New York   11735


Dear Mr. McMenemy:

     This will confirm that your Employment Agreement, as amended and extended, is further extended to March 31, 1998.

     In all other respects the Employment Agreement, as amended and extended, shall continue in full force and effect.

     Please signify your agreement with the foregoing by counter-signing the copy of this letter and returning it to me.

                                             Very truly yours,

                                             DEL LABORATORIES, INC.




                                             By:
                                                 ---------------------
                                                 Dan K. Wassong
                                                 Chairman of the Board




ACCEPTED AND AGREED:




- - ----------------
William McMenemy

Part II - OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

ITEM NO. 10 - EXHIBIT NO. 4







                                             April 14, 1995




Mr. Melvyn C. Goldstein
c/o Del Laboratories, Inc.
565 Broad Hollow Road
Farmingdale, New York   11735


Dear Mr. Goldstein:

     This will confirm that your Employment Agreement, as amended and extended, is further extended to March 31, 1998.

     In all other respects the Employment Agreement, as amended and extended, shall continue in full force and effect.

     Please signify your agreement with the foregoing by counter-signing the copy of this letter and returning it to me.

                                             Very truly yours,

                                             DEL LABORATORIES, INC.




                                             By:
                                                 ---------------------
                                                 Dan K. Wassong
                                                 Chairman of the Board




ACCEPTED AND AGREED:




- - -------------------
Melvyn C. Goldstein