Form 10-Q
period 1995-06-30
DEL LABORATORIES INC
filed 1995-08-14
CIK 27751

                                          UNITED STATES

                               SECURITIES AND EXCHANGE COMMISSION

                                     WASHINGTON D.C.  20549


                                            FORM 10-Q



(Mark One)

        X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -----                      SECURITIES EXCHANGE ACT OF 1934
                          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -----                      SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM            TO
                                                   ----------    -----------


                                   COMMISSION FILE NO. 1-5439


                                     DEL LABORATORIES, INC.
                                     ----------------------
                     (Exact name of registrant as specified in its charter)


            DELAWARE                                          13-1953103
-------------------------------                             --------------
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


                                    _________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  (X)                     NO  ( )

The number of shares of Common Stock, $1 par value, outstanding as of August 8, 1995 was 4,211,864.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                      DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                        JUNE 30, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)

               Assets                                              June 30          December 31
               ------                                                1995              1994
                                                                  ---------         -----------
Current assets:
   Cash and cash equivalents                                   $   4,931,060      $  10,125,568
   Accounts receivable-less allowance for
       doubtful accounts of $1,900,000
       and $1,300,000, respectively                               26,612,918         18,692,993
   Inventories                                                    41,163,866         34,688,184
   Prepaid expenses and other current assets                       1,379,469          1,958,917
                                                               -------------      -------------
                  Total current assets                            74,087,313         65,465,662
                                                               -------------      -------------

   Property, plant and equipment, net                             26,613,574         24,806,283
   Intangibles arising from acquisitions, net                      9,519,874          9,669,506
   Other assets                                                    4,223,314          5,015,394
                                                               -------------      -------------
                  Total assets                                 $ 114,444,075      $ 104,956,845
                                                               -------------      -------------
                                                               -------------      -------------

 Liabilities and Shareholders' Equity
 ------------------------------------

   Current liabilities:
        Current portion of long-term debt                      $     160,591      $     334,754
        Accounts payable                                          16,597,697         14,931,062
        Accrued liabilities                                       17,071,113         10,703,484
        Income taxes payable                                       1,927,708            683,532
                                                               -------------      -------------
                  Total current liabilities                       35,757,109         26,652,832

   Other liabilities                                               2,103,680          2,176,826
   Deferred income taxes                                           1,853,538          1,853,538
   Long-term debt, less current portion                           40,033,003         40,070,395
                                                               -------------      -------------
                  Total liabilities                               79,747,330         70,753,591
                                                               -------------      -------------

   Shareholders' equity:
       Common stock $1 par value, authorized
          10,000,000 shares; issued
          6,588,544 shares (A)                                     6,588,544          6,588,544
       Additional paid-in capital (A)                              2,856,546          2,895,714
       Foreign currency translationadjustment                       (636,296)          (546,242)
       Retained earnings                                          49,465,851         46,203,176
                                                               -------------      -------------
                                                                  58,274,645         55,141,192


   Less: Treasury stock, at cost, 2,372,380 shares
              and 2,375,276 shares, respectively (A)             (21,674,064)       (18,637,618)
             Receivables for stock options exercised              (1,903,836)        (2,300,320)

                  Total shareholders' equity                      34,696,745         34,203,254
                                                               -------------      -------------

                  Total liabilities and shareholders' equity   $ 114,444,075      $ 104,956,845
                                                               -------------      -------------
                                                               -------------      -------------

(A) Adjusted to reflect a 2-for-1 stock split effective June 16, 1995.


                          DEL LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                       (UNAUDITED)


                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                JUNE 30        JUNE 30        JUNE 30        JUNE 30
                                 1995           1994           1995           1994
                              -----------      -----------    ------------   -----------

Net sales                     $52,655,828      $46,806,245    $103,353,368   $92,319,531
                              -----------      -----------    ------------   -----------

Cost of goods sold             21,586,955       18,291,424      41,125,704    36,355,490
Selling and
administrative expenses        27,327,125       25,179,970      54,498,652    49,099,696
                              -----------      -----------    ------------   -----------

                               48,914,080       43,471,394      95,624,356    85,455,186
                              -----------      -----------    ------------   -----------

   Operating income             3,741,748        3,334,851       7,729,012     6,864,345
                              -----------      -----------    ------------   -----------

Interest expense                  955,670        1,018,889       1,913,884     2,035,606
Interest income                   (97,871)         (39,251)       (179,827)      (58,330)
                              -----------      -----------    ------------   -----------

   Interest expense, net          857,799          979,638       1,734,057     1,977,276
                              -----------      -----------    ------------   -----------

Earnings before income taxes    2,883,949        2,355,213       5,994,955     4,887,069
Income taxes                    1,182,000          965,000       2,457,000     2,003,000
                              -----------      -----------    ------------   -----------

   Net earnings               $ 1,701,949      $ 1,390,213      $3,537,955   $ 2,884,069
                              -----------      -----------    ------------   -----------
                              -----------      -----------    ------------   -----------

Weighted average common
     shares outstanding (A)     4,965,000        4,784,000       4,952,000     4,792,000
                              -----------      -----------    ------------   -----------
                              -----------      -----------    ------------   -----------

Earnings per common share
(A)                           $      0.34      $      0.30       $    0.72       $  0.61

Dividends per common share
(A)                           $     0.033      $     0.032      $    0.065      $  0.060
                              -----------      -----------    ------------   -----------
                              -----------      -----------    ------------   -----------

(A) Adjusted to reflect a 2-for-1 stock split effective June 16, 1995.


                              DEL LABORATORIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                           (UNAUDITED)

                                                                  JUNE 30               JUNE 30
                                                                   1995                   1994
                                                                 ---------             ---------
Cash flows from operating activities:
Net earnings
Adjustments to reconcile net earnings to net cash           $    3,537,955             $  2,884,069
  provided by operating activities:
   Depreciation and amortization                                 2,042,835                1,920,011
   Provision for doubtful accounts                                 276,000                  276,000
   Other non-cash operating items                                   10,474                   (6,637)
   Changes in operating assets and liabilities:
        Accounts receivable                                     (8,195,925)              (4,034,152)
        Inventories                                             (6,475,682)               1,492,079
        Prepaid expenses and other current assets                  579,448                   16,121
        Income taxes receivable                                     -                       130,349
        Other assets                                               792,080                 (646,445)
        Accounts payable                                         1,666,635                 (442,733)
        Accrued liabilities                                      6,504,779                2,171,733
        Income taxes payable                                     1,244,176                  301,851
        Other liabilities                                          (73,146)                (158,187)
                                                            --------------             ------------

        Net cash provided by operating activities                1,909,629                3,904,059
                                                            --------------             ------------

Cash flows used in investing activities:
   Property, plant and equipment additions                      (3,700,494)              (2,226,859)
                                                            --------------             ------------

        Net cash used in investing activities                   (3,700,494)              (2,226,859)
                                                            --------------             ------------

Cash flows used in financing activities:
   Principal payments of long-term debt                           (211,554)                (454,757)
   Proceeds from issuance of common stock
     upon exercise of options                                    1,799,286                  297,916
   Decrease in receivables for stock
     options exercised                                             256,484                   15,234
   Purchase of treasury stock                                   (4,835,730)                (542,271)
   Decrease in notes payable                                        --                   (1,600,000)
   Dividends paid                                                 (412,129)                (372,960)
                                                            --------------             ------------

        Net cash used in financing activities                   (3,403,643)              (2,656,838)
                                                            --------------             ------------

Net decrease in cash and cash equivalents                       (5,194,508)                (979,638)

Cash and cash equivalents beginning of year                     10,125,568                5,815,233
                                                            --------------             ------------

Cash and cash equivalents at end of period                  $    4,931,060          $     4,835,595
                                                            --------------             ------------
                                                            --------------             ------------


                             DEL LABORATORIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1994

                                   (UNAUDITED)




In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, the results of operations for the three and six months ended June 30, 1995 and 1994 and statements of cash flows for the six months ended June 30, 1995 and 1994.


Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year-end adjustments and independent audit.


Classification of inventories at June 30, 1995 and December 31, 1994 were as follows:


                          1995                1994
                          ----                 ----

     Raw Materials      $18,821,399         $15,533,967

     Work In Process      3,887,690           3,797,247

     Finished Goods      18,454,777          15,356,970
                         ----------          ----------
                        $41,163,866         $34,688,184
                         ----------          ----------
                         ----------          ----------


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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS




(1)  LIQUIDITY AND CAPITAL RESOURCES

     Under its institutional debt covenants, the Company is permitted a level of short-term borrowings not to exceed $15,000,000. Presently, the Company has arrangements with banks which provide up to $27,500,000 of short-term lines of credit at the prime rate of interest. There were no short-term borrowings at June 30, 1995 and December 31, 1994.

     The Company believes that currently available funds, anticipated funds from operations and existing credit facilities will be adequate for its foreseeable needs.

     At June 30, 1995, accounts receivable were $26,613,000, an increase of $7,920,000 from the December 31, 1994 level. At June 30, 1994, accounts receivable were $19,930,000 an increase of $3,758,000 from the December 31, 1993 level. The increase is primarily attributable to an increased level of sales during the second quarter of 1995.

     Inventories at June 30, 1995 were $41,164,000, an increase of $6,476,000 from the December 31, 1994 level. The inventory increase is primarily in the cosmetics division. The strong demand for cosmetics products has necessitated maintaining high levels of inventory in support of production scheduling and shipping requirements.

     Accrued liabilities at June 30, 1995 increased by $6,368,000 from the December 31, 1994 level. This increase is primarily attributable to increased advertising and sales promotional activity during the first half of 1995 versus the fourth quarter of 1994.



(2)  RESULTS OF OPERATIONS

     SALES

     Sales for the second quarter of 1995 were $52.7 million, 12.5% above the $46.8 million of sales for the second quarter of 1994.

     The second quarter 1995 results reflect a sales increase in the cosmetics division. The pharmaceutical division had a level of sales equal to that of the second quarter of 1994.


     COST OF SALES

     Cost of sales for the second quarter of 1995, as a percentage of net sales, was 41.0%, compared with 39.1% in the corresponding period of 1994.


     The increase in second quarter 1995 cost of sales over the comparable period in 1994 is primarily attributable to a changing mix of business during the quarter within the cosmetics division and the level sales performance of the pharmaceutical division.

     SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses were $27.3 million, or 51.9% of net sales in the second quarter of 1995, and were $25.2 million, or 53.8% of net sales for the corresponding 1994 period.




     NET INTEREST EXPENSE

     Net interest expense for the second quarter of 1995 was $858,000 compared with $980,000 incurred in the second quarter of 1994. The decreased interest expense is attributable to reduced borrowings and increased interest income.



     PROVISION FOR INCOME TAXES

     The provision for income taxes is 41% of earnings before income taxes in both the second quarter of 1995 and 1994.


     NET EARNINGS

     Net earnings for the second quarter of 1995 were $1,702,000, 22.4% above the $1,390,000 reported for the second quarter of 1994.



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

     On July 22, 1994, the Equal Employment Opportunity Commission filed suit against the Company in the United States District Court for the Eastern District of New York alleging employment discrimination in violation of Title VII of the Civil Rights Act of 1964, as amended. The Company has denied that it has engaged in any unlawful employment discrimination as alleged. On August 3, 1995 the Court approved settlement of the case. See "Item 5 - Other Information" for further information regarding the settlement.

     Management is of the opinion that the settlement of this litigation and, on the basis of currently available information, the environmental matter referred to above will not have a material adverse effect on the Company's results of operations or financial condition.

PART II  -  OTHER INFORMATION

Item 4. The following matters were approved by stockholders at the 1995 Annual Meeting of Stockholders on May 25, 1995.

                                                                     Abstentions
                                                                     or Brokers
                                    Votes For      Votes Against       Non-Votes
                                    ---------      -------------     -----------
     1.  Amendment of Certificate
         of Incorporation           1,825,890         41,967           12,083

     In addition, Charles J. Hinkaty and Robert H. Haines were each elected as Directors for a three year term.


Item 5. On August 3, 1995, the United States District Court for the Eastern District of New York approved a consent decree between the Company and the Equal Employment Opportunity Commission ("EEOC"). The consent decree resolves and fully releases the Company from all claims brought by the EEOC in a complaint filed in July 1994 alleging sexual discrimination by the Company against certain present and former employees of the Company. The Company denies that it engaged in any unlawful conduct and the consent decree expressly acknowledges that the settlement does not constitute an admission by the Company of any violation of any law, rule or regulation relating to employment discrimination. The consent decree will be in effect through December 31, 1997.

     Pursuant to the consent decree, the Company agreed to pay 15 former employees a total sum of $1,185,000. The consent decree also incorporated the Company's revised sexual harassment policy which includes a revised complaint procedure. Under the revised policy there are alternative persons and an outside organization to whom complaints of sexual harassment may be reported. There is also a committee of two outside members of the Board of Directors to which complaints of sexual harassment involving officers or executives of the Company may be reported. This committee will have responsibility for overseeing the investigation of such complaints. The Company also will provide training of all its employees regarding the Company's sexual harassment policy and related matters.

     The Company is of the opinion that the consent decree will have no material effect on the Company's results of operations or financial condition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT INDEX

ITEM NO.  EXHIBIT                          EXHIBIT NO.    DESCRIPTION
--------  -------                          -----------    -----------
   2      Plan of acquisition                     -       Not Applicable
          reorganization, arrange-
          ment, liquidation, or
          succession.

   3      Articles of Incorporation               1       Certificate of
                                                          Amendment and By-Laws
                                                          filed with the
                                                          Secretary of State of
                                                          Delaware on
                                                          June 1, 1995

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

  24      Power of Attorney                       -       Not Applicable

  27      Financial Data Schedule                 2        ----

  99      Additional exhibits                     -       Not Applicable


(b)  REPORTS ON FORM 8-K
     Not Applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     DEL LABORATORIES, INC.
                                     ----------------------
                                     (Registrant)








Date:     August    , 1995           /s/ Dan K. Wassong
-----------------------------        ------------------------
                                     Dan K. Wassong
                                     Chairman, President and
                                     Chief Executive Officer








Date:     August    , 1995           /s/ Melvyn C. Goldstein
-----------------------------        ------------------------
                                     Melvyn C. Goldstein
                                     Vice President of Finance
                                     and Principal Financial Officer