Form 10-Q
period 1995-09-30
DEL LABORATORIES INC
filed 1995-11-13
CIK 27751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549


                                    FORM 10-Q


(MARK ONE)

       X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----               SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----               SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ___________


                           COMMISSION FILE NO. 1-5439


                             DEL LABORATORIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)




            DELAWARE                                             13-1953103
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)



               565 BROAD HOLLOW ROAD, FARMINGDALE, NEW YORK 11735
               ---------------------------------------------------
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

                    YES  (X)                     NO  ( )

The number of shares of Common Stock, $1 par value, outstanding as of November 9, 1995 was 4,187,889.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)


PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements


                                                                          September 30               December 31
                                                                              1995                      1994
                                                                          ------------              -------------

     ASSETS

Current assets:
  Cash and cash equivalents                                                $  5,432,321             $ 10,125,568
  Accounts receivable-less allowance for
      doubtful accounts of $2,000,000
      and $1,300,000, respectively                                           28,080,287               18,692,993
  Inventories                                                                39,511,921               34,688,184
  Prepaid expenses and other current assets                                   1,131,269                1,958,917
                                                                           ------------             ------------
          Total current assets                                               74,155,798               65,465,662
                                                                           ------------             ------------

  Property, plant and equipment, net                                         26,991,399               24,806,283
  Intangibles arising from acquisitions, net                                  9,445,058                9,669,506
  Other assets                                                                4,932,953                5,015,394
                                                                           ------------             ------------
          Total assets                                                     $115,525,208             $104,956,845
                                                                           ------------             ------------
                                                                           ------------             ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                        $    163,509             $    334,754
  Accounts payable                                                           13,651,575               14,931,062
  Accrued liabilities                                                        19,638,987               10,703,484
  Income taxes payable                                                        2,442,316                  683,532
                                                                           ------------             ------------
          Total current liabilities                                          35,896,387               26,652,832

Other liabilities                                                             2,103,680                2,176,826
Deferred income taxes                                                         1,853,538                1,853,538
Long-term debt, less current portion                                         40,013,663               40,070,395
                                                                           ------------             ------------
          Total liabilities                                                  79,867,268               70,753,591
                                                                           ------------             ------------

Shareholders' equity:
  Common stock $1 par value, authorized 10,000,000
   shares; issued 6,588,544 shares (A)                                        6,588,544                6,588,544
  Additional paid-in capital (A)                                              2,853,365                2,895,714
  Foreign currency translation adjustment                                      (621,771)                (546,242)
  Retained earnings                                                          51,295,439               46,203,176
                                                                           ------------             ------------
                                                                             60,115,577               55,141,192
Less: Treasury stock, at cost, 2,413,161 shares and
       2,375,276 shares, respectively (A)                                   (22,555,715)             (18,637,618)
      Receivables for stock options exercised                                (1,901,922)              (2,300,320)
                                                                           ------------             ------------

          Total shareholders' equity                                         35,657,940               34,203,254
                                                                           ------------             ------------

          Total liabilities and shareholders' equity                       $115,525,208             $104,956,845
                                                                           ------------             ------------
                                                                           ------------             ------------


(A) Adjusted to reflect a 2-for-1 stock split effective
    June 16, 1995

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                           SEPT 30                  SEPT 30                  SEPT 30                  SEPT 30
                                             1995                     1994                     1995                     1994
                                         -----------              -----------             ------------             ------------

Net sales                                $55,113,948              $49,608,186             $158,467,316             $141,927,717
                                         -----------              -----------             ------------             ------------

Cost of goods sold                        23,668,884               20,616,398               64,794,588               56,971,888
Selling and administrative
expenses                                  27,172,023               25,335,801               81,670,675               74,435,497
                                         -----------              -----------             ------------             ------------

                                          50,840,907               45,952,199              146,465,263              131,407,385
                                         -----------              -----------             ------------             ------------

     Operating income                      4,273,041                3,655,987               12,002,053               10,520,332
                                         -----------              -----------             ------------             ------------


Interest expense                             954,767                  929,461                2,868,651                2,965,067
Interest income                              (32,377)                 (54,394)                (212,204)                (112,724)
                                         -----------              -----------             ------------             ------------

     Interest expense, net                   922,390                  875,067                2,656,447                2,852,343
                                         -----------              -----------             ------------             ------------

Earnings before income taxes               3,350,651                2,780,920                9,345,606                7,667,989
Income taxes                               1,374,000                1,141,000                3,831,000                3,144,000
                                         -----------              -----------             ------------             ------------

     Net earnings                        $ 1,976,651              $ 1,639,920             $  5,514,606             $  4,523,989
                                         -----------              -----------             ------------             ------------
                                         -----------              -----------             ------------             ------------

Weighted average common
      shares outstanding (A)               4,819,000                4,824,000                4,897,000                4,850,000
                                         -----------              -----------             ------------             ------------
                                         -----------              -----------             ------------             ------------


Earnings per common share (A)            $      0.41              $      0.35             $       1.13             $       0.95


Dividends per common share (A)           $     0.035              $    0.0325             $      0.100             $      0.093
                                         -----------              -----------             ------------             ------------
                                         -----------              -----------             ------------             ------------



(A) Adjusted to reflect a 2-for-1 stock split effective June 16, 1995.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)



                                                                          September 30             September 30
                                                                              1995                     1994
                                                                          ------------             -------------

     ASSETS

Cash flows from operating activities
Net earnings                                                                $ 5,514,606              $ 4,523,989
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
      Depreciation and amortization                                           3,044,613                2,924,621
      Provisions for doubtful accounts                                          368,000                  368,000
      Other non-cash operating items                                             17,896                 (127,600)
      Changes in operating assets and liabilities:
        Accounts receivable                                                  (9,755,294)              (5,564,666)
        Inventories                                                          (4,823,737)                 857,465
        Prepaid expenses and other current assets                               827,648                 (171,649)
        Income taxes receivable                                                      --                  130,349
        Other assets                                                             82,441                 (636,333)
        Accounts payable                                                     (1,279,487)               2,271,003
        Accrued liabilities                                                   9,072,653                4,891,055
        Income taxes payable                                                  1,758,784                  532,209
        Other liabilities                                                       (73,146)                      --
                                                                            -----------              -----------

        Net cash provided by operating activities                             4,754,977                9,998,443
                                                                            -----------              -----------

Cash flows used in investing activities:
      Property, plant and equipment additions                                (5,005,281)              (3,834,253)
                                                                            -----------              -----------

        Net cash used in investing activities                                (5,005,281)              (3,834,253)
                                                                            -----------              -----------
Cash flows used in financing activities:
      Principal payments of long-term debt                                     (227,977)                (563,425)
      Proceeds from issuance of common stock
        upon exercise of options                                              1,848,112                  578,601
      Decrease in receivables for
        stock options exercised                                                 262,621                   24,984
      Purchase of treasury stock                                             (5,766,207)              (1,610,997)
      Decrease in notes payable                                                      --               (1,600,000)
      Dividends paid                                                           (559,492)                (511,041)
                                                                            -----------              -----------

        Net cash used in financing activities                                (4,442,943)              (3,681,878)
                                                                            -----------              -----------

Net decrease in cash and cash equivalents                                    (4,693,247)               2,482,312

Cash and cash equivalents at beginning of year                               10,125,568                5,815,233
                                                                            -----------              -----------

Cash and cash equivalents at end of period                                  $ 5,432,321              $ 8,297,545
                                                                            -----------              -----------
                                                                            -----------              -----------


                             DEL LABORATORIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1995 AND 1994

                                   (UNAUDITED)







In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, the results of operations for the three and nine months ended September 30, 1995 and 1994 and statements of cash flows for the nine months ended September 30, 1995 and 1994.


Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year-end adjustments and independent audit.


Classification of inventories at September 30, 1995 and December 31, 1994 were as follows:


                                 1995                1994
                                 ----                ----
     Raw Materials            $20,621,562         $15,533,967

     Work In Process            3,887,243           3,797,247

     Finished Goods            15,003,116          15,356,970
                              -----------         -----------

                              $39,511,921         $34,688,184
                              -----------         -----------
                              -----------         -----------


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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS




(1)  LIQUIDITY AND CAPITAL RESOURCES

     Under its institutional debt covenants, the Company is permitted a level of short-term borrowings not to exceed $15,000,000. Presently, the Company has arrangements with banks which provide up to $27,500,000 of short-term lines of credit at the prime rate of interest. There were no short-term borrowings at September 30, 1995 and December 31, 1994.

     The Company has, from time to time, acquired shares of its common stock pursuant to a plan approved by the Board of Directors in 1987. During the first nine months of 1995, the Company purchased 262,611 shares at an average cost of $21.96 per share, and such shares were placed in treasury. The shares purchased during the first nine months of 1995 were from open market purchases and from employees who held shares issued pursuant to the Company's stock option plans.

     The Company believes that currently available funds, anticipated funds from operations and existing credit facilities will be adequate for its foreseeable needs.

     At September 30, 1995, accounts receivable were $28,080,000, a increase of $9,387,000 from the December 31, 1994 level. At September 30, 1994, accounts receivable were $21,368,000, an increase of $5,197,000 from the December 31, 1993 level. The increase is primarily attributable to the increased level of sales during 1995.

     Inventories at September 30, 1995 were $39,512,000, an increase of $4,824,000 from the December 31, 1994 level. The inventory increase is primarily in the cosmetics division. The strong demand for cosmetics products has necessitated maintaining high levels of inventory in support of production scheduling and shipping requirements.

     Accrued liabilities at September 30, 1995 increased by $8,936,000 from the December 31, 1994 level. This increase is primarily attributable to increased advertising and sales promotional activity during the third quarter of 1995 versus the fourth quarter of 1994.



(2)  RESULTS OF OPERATIONS

     SALES

     Sales for the third quarter of 1995 were $55.1 million, 11.1% above the $49.6 million of sales for the third quarter of 1994.

     The third quarter 1995 results reflect a sales increase in the cosmetics division. The pharmaceutical division had a level of sales equal to that of the third quarter of 1994.


     COST OF SALES

     Cost of sales for the third quarter of 1995, as a percentage of net sales, was 42.9%, compared with 41.6% in the corresponding period of 1994.


     The increase in third quarter 1995 cost of sales over the comparable period in 1994 is primarily attributable to a changing mix of business during the quarter within the cosmetics division and the level sales performance of the pharmaceutical division.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were $27.2 million, or 49.3% of net sales in the third quarter of 1995, and were $25.3 million, or 51.1% of net sales for the corresponding 1994 period.

NET INTEREST EXPENSE

Net interest expense for the third quarter of 1995 was $922,000 compared with $875,000 incurred in the third quarter of 1994.

PROVISION FOR INCOME TAXES

The provision for income taxes is 41% of earnings before income taxes in both the third quarter of 1995 and 1994.

NET EARNINGS

Net earnings for the third quarter of 1995 were $1,977,000, 20.5% above the $1,640,000 reported for the third quarter of 1994.

LEGAL MATTERS

The Company has been notified that it has been identified as a potentially responsible party with respect to environmental remediation activities required at a site in Pennsylvania. The total cost to the Company of remediation activities that it may be required to undertake cannot yet be quantified, although the Company is one of over 900 potentially responsible parties that have been identified at the site. Although no dollar amount can be assigned to remediation costs because of inherent uncertainties, on the basis of current available information, management has determined that such costs will not have a material adverse effect on the company's financial position. It is the Company's policy to meet all regulatory requirements for the protection of the environment and to take prompt remedial action where necessary.

In July 1994, the Equal Employment Opportunity Commission ("EEOC") filed suit against the Company in the United States District Court for the Eastern District of New York alleging sexual discrimination against certain present and former employees of the Company, in violation of Title VII of the Civil Rights Act of 1964, as amended. On August 3, 1995, the Court approved a consent decree between the Company and the EEOC settling the case. The company denied that it engaged in any unlawful conduct, and the consent decree expressly acknowledges that the settlement does not constitute an admission by the Company of any violation of any law, rule or regulation relating to employment discrimination. The Board of Directors determined that the settlement was in the best interest of the Company and its shareholders, considering the expense that would have resulted from continued litigation and the time and attention of management and employees that would necessarily have been required.

Pursuant to the settlement, the Company agreed to pay 15 former employees a total sum of $1,185,000. The settlement also incorporated the Company's revised sexual harassment policy which includes a revised complaint procedure.

On August 9, 1995, two stockholder derivative actions were filed in the State of Delaware Chancery Court against the Company and members of its Board of Directors, alleging breach of fiduciary duty and waste of corporate assets by the directors in connection with the Company's response to and investigation of the claims of sexual harassment made against the Company which were the subject of the lawsuit filed by the EEOC. One action also names a former director and a person mistakenly named as a director. Plaintiffs have moved to consolidate these actions. The derivative actions seek restitution of amounts paid in connection with the defense and settlement of the lawsuit and certain other relief. The Company believes that there is no basis for the allegations made in these derivative actions.

The Company is of the opinion, on the basis of currently available information, that none of the matters referred to above will have a material effect on the Company's results of operations or financial condition.

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

   3      Articles of Incorporation               -              Not Applicable
          and By-Laws


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

  24      Power of Attorney                       -              Not Applicable

  27      Financial Data Schedule                 1               ----

  99      Additional exhibits                     -              Not Applicable


(b)  REPORTS ON FORM 8-K

     During the quarter ended September 30, 1995, the Company filed one Report on Form 8-K. The Report was dated August 9, 1995 and included information under "Item 5 - Other Events." No financial statements were included with such report.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        DEL LABORATORIES, INC.
                                        ----------------------
                                        (Registrant)








Date:    November 13,  1995             /s/ Dan K. Wassong
-----------------------------           ------------------------------
                                        Dan K. Wassong
                                        Chairman, President and
                                        Chief Executive Officer







Date:    November 13, 1995              /s/ Melvyn C. Goldstein
-----------------------------           ------------------------------
                                        Melvyn C. Goldstein
                                        Vice President of Finance
                                        and Principal Financial Officer