Form 10-K
period 1995-12-31
DEL LABORATORIES INC
filed 1996-04-01
CIK 27751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1995
                                        -----------------
                                      OR
         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to
                                             ---------    ---------
                          Commission file number 1-5439
                                                 ------

                          DEL LABORATORIES, INC.
                          ----------------------
          (Exact name of registrant as specified in its charter)

    Delaware                                               13-1953103
    --------                                               ----------
(State or other jurisdiction of                  (I.R.S. Employer I.D. Number)
 incorporation or organization)

565 Broad Hollow Road, Farmingdale, NY                        11735
- --------------------------------------                        -----
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:   (516) 293-7070
                                                      --------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class               Name of each exchange on which registered
- -------------------               -----------------------------------------
Common Stock, $1 par value        American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X        No
                                 -            -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                 [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 21, 1996 was $64,214,171. On such date, the mean price at which the stock was sold was $28.25 per share.

The number of shares of Common Stock, $1 Par Value, outstanding as of March 21, 1996 was 4,178,414 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE:

                                       Part of the Form 10-K into
                                       which the Document is
Document                               Incorporated
- --------                               ------------
Definitive Proxy Statement        Part III, items 10, 11, 12 and 13
to Shareholders

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

a)   GENERAL DEVELOPMENT OF BUSINESS

     (1) The Registrant was organized and incorporated in 1961. The Registrant is a manufacturer and distributor of cosmetics and proprietary pharmaceuticals.

     (2) INFORMATION REQUIRED FOR BUSINESSES NOT SUBJECT TO SECTION 13(a) OR 15(d) OF THE EXCHANGE ACT

     Not Applicable.

b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

               INDUSTRY SEGMENTS  (In thousands of dollars)

                                              1995           1994        1993
                                              ----           ----        ----
Sales to unaffiliated customers:

               Cosmetics                     $162,348       $141,687    $120,964
               Pharmaceuticals                 49,700         48,415      45,532


Operating Income:

               Cosmetics                        6,358          4,331       3,154
               Pharmaceuticals                  9,049          8,939       7,920


Identifiable assets:

               Cosmetics                       96,121         89,197      79,806
               Pharmaceuticals                 17,003         15,760      15,380


c)   NARRATIVE DESCRIPTION OF BUSINESS

(1)  (i)  PRINCIPAL PRODUCTS AND PRINCIPAL MARKETS

     The principal products in the cosmetics segment are nail care, color cosmetics, beauty implements, bleach and depilatories, hair care products, personal care products and other related cosmetics items. The principal products in the pharmaceutical segment are all of a proprietary nature and range from oral analgesics to acne treatment products and ear drop medications. The products are sold principally in the United States and Canada, through the Registrant's sales force and independent sales representatives to wholesalers, independent and chain drug, variety and food stores.

     Products from the cosmetics and pharmaceutical divisions of the Registrant are targeted to the mass market including the major national chain drug stores and chain mass merchandisers. The mass market channels account for a major portion of the decorative color cosmetics market and the majority of over-the-counter pharmaceutical product sales.

     Sales of the Registrant's products are promoted by two in-house national sales forces, one for its cosmetics business and one for its pharmaceutical business. Manufacturers' representatives are used only selectively in those geographical areas where a full-time representative cannot be economically justified. There are no material arrangements or agreements in this area.

(ii) DESCRIPTION OF NEW PRODUCTS OR SEGMENTS REQUIRING MATERIAL INVESTMENT OF ASSETS

          Not applicable.

(iii)     SOURCES AND AVAILABILITY OF RAW MATERIALS

          For both the cosmetics and pharmaceutical segments, the Registrant purchases raw materials from various basic manufacturers, paper board suppliers and bottle distributors. During 1995, the Registrant experienced no difficulty in obtaining raw materials.

(iv)      PATENTS AND TRADEMARKS

          For both the cosmetics and pharmaceutical segments, the Registrant's major trademarks are registered in the United States and in many other countries throughout the world. Some of the products of the cosmetics and pharmaceutical segments are manufactured and sold under patents owned by the Registrant. Continued trademark registration and patent protection are important to the Registrant's business.

(v)       EXTENT TO WHICH BUSINESS SEGMENTS MAY BE SEASONAL

          Not applicable.

(vi)      WORKING CAPITAL PRACTICES

          The Registrant operates in a highly competitive packaged goods industry and does not manufacture special products for its customers. Quick response on standard merchandise to customer orders is expected. Future orders do not represent a material portion of the Registrant's business. Although the Registrant does not have a policy regarding a customer cancellation, cancellations by customers are not frequent or material. It is the Registrant's practice, consistent with the packaged goods industry practice, to accept authorized returns for reasons of quality and product discontinuation by the manufacturer.

(vii)     DEPENDENCE OF A BUSINESS SEGMENT ON LIMITED CUSTOMERS

          In 1995, 1994 and 1993, sales to Wal-Mart Stores
          Inc. were in excess of 10% of consolidated net sales.

(viii)    BACKLOG

          See response to Item (vi) above.

(ix)      MATERIAL GOVERNMENT CONTRACTS

          Not applicable.

(x)       COMPETITION

          Competition in both the cosmetics and pharmaceutical industries is intense. Many of the principal competitors in each of the Registrant's industry segments are well-established firms with larger financial resources and with sales believed to be in excess of sales made by the Registrant in each applicable segment. The cosmetics industry is particularly sensitive to consumer purchasing power. Consumer brand preferences in the cosmetics and proprietary drug industries are generally influenced by advertising and promotional support. The cosmetics industry is characterized by frequent introduction of new products and the attendant intensification of advertising.

(xi)      SPENDING ON RESEARCH AND DEVELOPMENT

          In the past three (3) years, commencing with 1995, the Registrant expended $4,589,000, $3,452,000 and $3,952,000, respectively, on research activities relating to the development of new products, clinical and regulatory affairs and quality control/assurance of the Registrant's product lines, all of which activities were conducted by the Registrant.

(xii)     COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

          See response to Item 3 - Legal Proceedings.

(xiii)    NUMBER OF EMPLOYEES

          The Registrant has approximately 1,243 employees.

d)        FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
          SALES

          Not material.

ITEM 2 - DESCRIPTION OF PROPERTIES

The Registrant's executive offices and principal manufacturing facilities for both the cosmetics and pharmaceutical segments are located in two buildings at 565 Broad Hollow Road, Farmingdale, New York. One building is a brick faced concrete block structure containing approximately 120,000 square feet of floor space. The other is a steel beamed and brick faced concrete block building, adjacent to the Farmingdale facility described above, containing approximately 20,000 square feet of floor space. Both buildings are owned by the Registrant.

The Registrant also owns certain property used for manufacturing facilities for its cosmetics segment in Newark, New Jersey. The Newark buildings are brick faced concrete block and contain approximately 90,000 square feet of floor space.

The Registrant's principal warehouse and shipping facility for both the cosmetics and pharmaceutical segments is located at 1 Arnold Drive, Huntington, New York. This steel beamed and brickfaced concrete block building contains approximately 130,000 square feet of floor space. The building is leased by the Registrant.

The Registrant also owns property at 163 East Bethpage Road, Plainview, New York. This steel beamed and brick faced concrete block building contains
approximately 63,000 square feet of floor space.   The facility is used for both
offices and warehousing.

The Registrant owns property located in Canajoharie, New York, consisting of a two-story brick and steel building with approximately 50,000 square feet of floor space. This building is occupied by the Registrant's LaSalle Laboratories division.

The Registrant owns property located in the City of Barrie, Province of Ontario, Canada, consisting of a building with approximately 39,000 square feet of floor space. The facility is used for manufacturing and shipping and contains the administrative offices of its Canadian division.

The Registrant also owns property located in the City of Little Falls, New York, consisting of a building with approximately 63,000 square feet of floor space. The facility is used for production and warehousing. The building was owned subject to a mortgage issued as part of an industrial revenue bond financing through the Herkimer County Development Authority. The mortgage was repaid in full in September 1995.

The Registrant owns a second building located in close proximity to the Little Falls facility described above. It was purchased in late 1986 and is subject to a first mortgage. This 100,000 square foot facility is a one-story steel and masonry industrial plant built in 1974 and is used for production and warehousing.

The Registrant also has short-term leases for space in public warehouses. The space is primarily used for the cosmetics segment.

The Registrant believes that its facilities adequately meet the needs of the Registrant, operating at reasonable levels of production.

ITEM 3 - LEGAL PROCEEDINGS

The Registrant has been notified that it has been identified as a potentially responsible party with respect to environmental remediation activities required at a site in Pennsylvania. The total cost to the Registrant of remediation activities that it may be required to undertake cannot yet be quantified, although the Registrant is one of over 900 potentially responsible parties that have been identified at the site. Although no dollar amount can be assigned to remediation costs because of inherent uncertainties, on the basis of current available information, management has determined that such costs will not have a material adverse effect on the Registrant's financial position. It is the Registrant's policy to meet all regulatory requirements for the protection of the environment and to take prompt remedial action where necessary.

In July 1994, the Equal Employment Opportunity Commission ("EEOC") filed suit against the Registrant in the United States District Court for the Eastern District of New York alleging sexual discrimination against certain present and former employees of the Registrant, in violation of Title VII of the Civil Rights Act of 1964, as amended. On August 3, 1995, the Court approved a consent decree between the Registrant and the EEOC settling the case. The Registrant denied that it engaged in any unlawful conduct, and the consent decree expressly acknowledges that the settlement does not constitute an admission by the Registrant of any violation of any law, rule or regulation relating to employment discrimination. The Board of Directors determined that the settlement was in the best interest of the Registrant and its shareholders, considering the expense that would have resulted from continued litigation and the time and attention of management and employees that would necessarily have been required.

Pursuant to the settlement, the Registrant agreed to pay 15 former employees a total sum of $1,185,000. The settlement also incorporated the Registrant's revised sexual harassment policy which includes a revised complaint procedure.

On August 9, 1995, two stockholder derivative actions were filed in the State of Delaware Chancery Court against the Registrant and members of its Board of Directors, alleging breach of fiduciary duty and waste of corporate assets by the directors in connection with the Registrant's response to and investigation of the claims of sexual harassment made against the Registrant which were the subject of the lawsuit filed by the EEOC. One action also names a former director and a person mistakenly named as a director. Plaintiffs have moved to consolidate these actions. The derivative actions seek restitution of amounts paid in connection with the defense and settlement of the lawsuit and certain other relief. The Registrant believes that these derivative actions are without merit.

The Registrant is of the opinion, on the basis of currently available information, that none of the matters referred to above will have a material effect on the Registrant's results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Registrant's common stock is traded on the American Stock Exchange. The range of high and low sales prices as reported in the consolidated transaction reporting system of such exchange for each quarterly period during the past two years is as follows:
                                       1995                    1994
                                  -------------           --------------
                                HIGH           LOW      HIGH           LOW
                                ----           ---      ----           ---
First Quarter                 $ 22.75        $ 17.63   $11.63         $10.69
Second Quarter                $ 25.75        $ 21.00   $11.82         $10.60
Third Quarter                 $ 22.50        $ 19.75   $13.32         $11.75
Fourth Quarter                $ 20.88        $ 18.88   $19.25         $13.07

There were 544 holders of record of the Registrant's common stock at December 31, 1995. This does not include beneficial holders whose shares are held of record by nominees, such number not being known by the Registrant. The Registrant paid regular quarterly dividends of $.028 from January 1994 through May 1994, $.032 from June 1994 through August 1994, $.033 from September 1994 through August 1995 and $.035 from September 1995 through December 1995. The Registrant has paid uninterrupted dividends for the past twenty two years. The per share information set forth above has been adjusted for a 2-for-1 stock split effective June 16, 1995 and a 4-for-3 stock split effective June 15, 1994.

The terms of the Registrant's various borrowing agreements provide, among other things, for restrictions on the payment of cash dividends and certain other expenditures. At December 31, 1995 retained earnings available for dividends and certain other expenditures amounted to approximately $986,000.

ITEM 6 - SELECTED FINANCIAL DATA


(Amounts in Thousands Except Per Share and Employee Data)




                             1995           1994           1993           1992           1991
                             ----           ----           ----           ----           ----
Net sales                  $212,048       $190,102       $166,496       $143,768       $127,566

Net earnings before
  extraordinary item          7,025          5,681          4,173          3,314          2,140

Extraordinary item             -              -            (2,310)          -              -

Net earnings                  7,025          5,681          1,863          3,314          2,140

Earnings before
  extraordinary item
  per common share (a) (b)     1.45           1.20            .87            .68            .50

Extraordinary item per
  common share (a)             -              -              (.47)          -              -

Earnings per common
 share (a) (b)                 1.45           1.20            .40            .68            .50

Cash dividends per share (a)    .14            .13            .12            .12            .12

Weighted average number of
  shares outstanding (a) (b)  4,853          4,800          4,966          5,158          5,010

Other data:

  Capital additions        $  7,569       $  5,827       $  4,802       $  3,715       $  3,397

  Total assets              113,124        104,957         95,186         94,372         96,237

  Long term debt             40,000         40,070         40,637         30,769         37,132

  Working capital            40,441         38,813         38,777         29,886         33,836

  Shareholders' equity       38,021         34,203         30,913         31,102         29,228

  Approximate # of employees  1,243          1,175          1,080            985            970

(a) Adjusted to reflect a 2-for-1 stock split effective June 16, 1995 and 4-for-3 stock splits effective June 15, 1994 and September 20, 1991.

(b) Fully diluted earnings per common share were $1.14 for the year ended December 31, 1994 based on 5,002,000 weighted average common shares outstanding. In the years 1991-1993 and 1995, primary and fully diluted earnings per common share were the same.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     LIQUIDITY AND CAPITAL RESOURCES

Under its institutional debt covenants, the Registrant is permitted a level of short-term borrowing not to exceed $15,000,000. Currently, the Registrant has arrangements with banks which provide up to $27,500,000 of short-term lines of credit at the prime rate of interest. Short-term debt was $0 at December 31, 1995.

The Registrant has, from time to time, acquired shares of its common stock pursuant to a plan approved by the Board of Directors in 1987. In 1995, the Registrant purchased 385,477 shares at an average cost of $21.39 per share, and such shares were placed in treasury. The shares purchased in 1995 were predominantly from employees who held shares issued pursuant to the Registrant's stock option plans, with the balance through open market purchases.

Net accounts receivable at December 31, 1995 increased by $5,933,000 from the December 31, 1994 level. The increase is attributable to a large sales increase in the latter part of the fourth quarter of 1995.

Inventories at December 31, 1995 increased by $2,390,000 versus the December 31, 1994 level. The increase is primarily attributable to an increased level of finished goods within the Cosmetics Divison.

The Registrant believes that it would have no difficulty in supplementing internally-generated funds with other sources.


     RESULTS OF OPERATIONS

SALES

In 1995, net sales were $212.0 million, 11.5% above 1994. For 1994, net sales were $190.1 million, 14.2% above 1993.

Net sales for the Cosmetics Division in 1995 were $162.3 million, a 14.6% increase from the $141.7 million in 1994. The $141.7 million of net sales for the Cosmetics Division in 1994 was an increase of 17.1% from the $121.0 million in 1993. The Pharmaceutical Division had net sales of $49.7 million, a 2.7% increase from the $48.4 million in 1994. The $48.4 million of net sales for the Pharmaceutical Division in 1994 was an increase of 6.3% from the $45.5 million in 1993.

The net sales increase in the Cosmetics Division is largely attributable to increased volume in the Sally Hansen, Natural Glow, Naturistics and LaCross brands plus the introduction of a skin treatment line.

The net sales increase in the Pharmaceutical Division is largely attributable to increases in the Orajel, Propha PH and Pronto brands.

COST OF SALES

Cost of sales was 41.7%, 40.0% and 40.6% of net sales in 1995, 1994 and 1993, respectively.

The increased cost of sales in 1995, compared with 1994 and 1993, is largely attributable to an increased level of sales in the Cosmetics Division, and the mix of business within the Division, which has a higher cost of goods than the Pharmaceutical Division.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased in 1995 and 1994, but decreased as a percentage of net sales to 51.0% in 1995, as compared to 53.0% in 1994 and 52.8% in 1993. A combination of increased net sales, specific cost containment programs and a leveling of advertising expenditures are the primary reasons for the decreased percentage in 1995.

Advertising expenditures were $26.0 million in 1995, compared with $25.9 million in 1994 and $21.9 million in 1993.

NET INTEREST EXPENSE

Net interest expense was $3,501,000 in 1995, compared with $3,641,000 in 1994
and $4,067,000 in 1993.   The decrease in 1995 is attributable to increased
interest income plus a reduction in interest expense arising from the elimination of short- term borrowings. The decrease from 1993 to 1994 is primarily attributable to decreased short-term borrowings, a reduced rate of interest and increased interest income.

INCOME TAXES

The Registrant's effective tax rate was 41.0% in both 1995 and 1994, and 40.5%
in 1993.   The slight increase in the effective rate was primarily attributable to higher state income taxes for both 1995 and 1994.

NET EARNINGS

Net earnings for 1995 were $7,025,000, 23.6% above the $5,681,000 reported for 1994. The 1994 net earnings of $5,681,000 were 36.1% above the $4,173,000 reported for 1993. Net earnings for 1993 stated above does not give effect to an extraordinary charge of $2,310,000 incurred during the second quarter of 1993.

LEGAL MATTERS

The Registrant has been notified that it has been identified as a potentially responsible party with respect to environmental remediation activities required at a site in Pennsylvania. The total cost to the Registrant of remediation activities that it may be required to undertake cannot yet be quantified, although the Registrant is one of over 900 potentially responsible parties that have been identified at the site. Although no dollar amount can be assigned to remediation costs because of inherent uncertainties, on the basis of current available information, management has determined that such costs will not have a material adverse effect on the Registrant's financial position. It is the Registrant's policy to meet all regulatory requirements for the protection of the environment and to take prompt remedial action where necessary.

In July 1994, the Equal Employment Opportunity Commission ("EEOC") filed suit against the Registrant in the United States District Court for the Eastern District of New York alleging sexual discrimination against certain present and former employees of the Registrant, in violation of Title VII of the Civil Rights Act of 1964, as amended. On August 3, 1995, the Court approved a consent decree between the Registrant and the EEOC settling the case. The Registrant denied that it engaged in any unlawful conduct, and the consent decree expressly acknowledges that the settlement does not constitute an admission by the Registrant of any violation of any law, rule or regulation relating to employment discrimination. The Board of Directors determined that the settlement was in the best interest of the Registrant and its shareholders, considering the expense that would have resulted from continued litigation and the time and attention of management and employees that would necessarily have been required.

Pursuant to the settlement, the Registrant agreed to pay 15 former employees a total sum of $1,185,000. The settlement also incorporated the Registrant's revised sexual harassment policy which includes a revised complaint procedure.

On August 9, 1995, two stockholder derivative actions were filed in the State of Delaware Chancery Court against the Registrant and members of its Board of Directors, alleging breach of fiduciary duty and waste of corporate assets by the directors in connection with the Registrant's response to and investigation of the claims of sexual harassment made against the Registrant which were the subject of the lawsuit filed by the EEOC. One action also names a former director and a person mistakenly named as a director. Plaintiffs have moved to consolidate these actions. The derivative actions seek restitution of amounts paid in connection with the defense and settlement of the lawsuit and certain other relief. The Registrant believes that these derivative actions are without merit.

The Registrant is of the opinion, on the basis of currently available information, that none of the matters referred to above will have a material effect on the Registrant's results of operations or financial condition.

IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" (SFAS No. 121), effective for fiscal years beginning after December 15, 1995, requires, among other things, that long-lived and certain identified intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses should be based upon the fair value of the asset and reported in the period in which the recognition criteria are first applied and met. The management of the Registrant does not believe that the implementation of SFAS No. 121 will have a significant impact on its financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Registrant in 1996. The Registrant has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in 1996, the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the statement.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Schedule included separately herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information required with respect to Directors is set forth under the caption "Election of Directors - Information Concerning Directors" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A and incorporated herein by reference.

(b) The executive officers of the Registrant, the positions held by them, their ages and the years in which they began to serve in the positions or office held as of December 31, 1995 are as follows:


                                                                   Year in
                                                                 Which Began
                                                                 to Serve in
                                                                Position or as
     Name               Position                         Age   Executive Officer
     ----               --------                         ---   -----------------


Dan K. Wassong       Chairman, President and
                     Chief Executive Officer, Director    65        1969

Charles J. Hinkaty   Vice President, President of
                     Del Pharmaceuticals, Inc.,
                     Director                             46        1985

Melvyn C. Goldstein  Vice President of Finance,
                     Treasurer                            55        1982

William H. McMenemy  Executive Vice President of
                     Marketing, Cosmetics Division,
                     North America                        49        1980

Harvey P. Alstodt    Executive Vice President of Sales,
                     Cosmetics Division, North America    56        1988

James F. Lawrence    Group Vice President - Operations    61        1993


     There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer. The executive officers of the Registrant are elected annually at the meeting of the Board of Directors immediately following the Annual Meeting of the Stockholders. No family relationship exists among any of the executive officers and directors of the Registrant.

     During the past five years, the principal occupation and employment of each of the Registrant's executive officers has been his service in the respective position shown for him in the above table, except as follows:

     James F. Lawrence has been Group Vice President-Operations of the Registrant since April 1993. Prior to that time, Mr. Lawrence served as an independent consultant from September 1992 to April 1993, Vice President, Operations of Artmatic Cosmetics, Inc. from April 1991 to September 1992, Senior Vice President, Sales and Marketing of Kolmar Laboratories, Inc., a contract manufacturer, from April 1990 to April 1991 and President of Hazel Bishop, a cosmetics manufacturer, from December 1987 to April 1990.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required is set forth under the caption "Executive Compensation" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Election of Directors - Information Concerning Directors" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

(c)  CHANGES IN CONTROL

     Not applicable.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is set forth under the caption "Executive Compensation" in Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)   Documents filed as part of this report:

     (1) and (2) See Index to Consolidated Financial Statements and Schedule included herein.

    (3)   Exhibit Index


Item No.  Item Title          Exhibit No.                   Description
- --------  ----------          -----------                   -----------
    2     Plan of                            Not Applicable.
          acquisition,
          reorganization
          arrangement,
          liquidation or
          succession

    3     Articles of                 (1)    Restated Certificate of Incorporation
          and By-Laws                        as filed with the Delaware Secretary
          Incorporation                      of State on March 29, 1996.

                                      (2)    By-Laws as amended through December 14, 1995.

    4     Instruments defining               Not Applicable.
          the rights of security
          holders including
          indentures

    9     Voting Trust Agreement             Not Applicable

   10     Material                    (a)    Employee Pension Plan, effective January
          Contracts                          1, 1989. (Amended and restated).*

                                      (b)    Employees Stock Ownership Plan, effective
                                             January 1, 1989.*

                                      (c)    Amendment No. 1 to Employees Stock Ownership Plan.*

                                      (a)    Amendment No. 2 to Employees Stock Ownership Plan.*

                                      (c)    1984 Stock Option Plan, as amended to date.*

                                      (d)    1994 Stock Plan.*

                                      (d)    Annual Incentive Plan.*

                                      (c)    Loan agreement with Dan K. Wassong dated as of
                                             August 22, 1984 and related promissory notes.

                                      (a)    Loan Agreement with Dan K. Wassong, dated as of April 9, 1988.

                                      (e)    Loan agreement with Dan K. Wassong, dated as of November 14, 1990.

                                      (a)    401(k) Plan effective January 1, 1989. (amended and restated).*

                                      (a)    Supplemental Executive Retirement Plan. (amended and restated).*

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed pursuant to Item 14 (c) of the Form 10-K.



Item No.  Item Title          Exhibit No.                   Description
- --------  ----------          -----------                   -----------

                                      (f)    Employment agreement with Dan K. Wassong, dated as of November 13, 1992.*

                                      (a)    Amendment to Employment Agreement with Dan K. Wassong, dated March 21, 1994.*

                                      (g)    Loan Agreement dated as of May 26, 1993 with Jackson National Life Insurance Company and Jackson National Life Insurance Company of Michigan.

                                      (c)    Employment Agreement with Charles J. Hinkaty, as amended.*

                                      (3)    Amendment to Employment Agreement with Charles J. Hinkaty dated April 14, 1995.*

                                      (c)    Employment Agreement with Harvey P. Alstodt, as amended.*

                                      (4)    Amendment to Employment Agreement with Harvey P. Alstodt dated April 14, 1995.*

                                      (c)    Employment Agreement with William H. McMenemy, as amended.*

                                      (5)    Amendment to Employment Agreement with William H. McMenemy dated April 14, 1995.*

                                      (c)    Employment Agreement with Melvyn C. Goldstein, as amended.*

                                      (6)    Amendment to Employment Agreement with Melvyn C. Goldstein dated April 14, 1995.*

                                      (c)    Life Insurance Agreement with Robert H. Haines, as trustee, dated as of February 18,
                                             1993.*

   11     Statements Re:              (7)    Computation of per share earnings.
          computation of per
          share earnings

   12     Statements Re:                     Not Applicable.
          computation of ratios

   13     Annual Report to                   Not Applicable.
          security holders

   16     Letter Re: change                  Not Applicable.
          in certifying accountant

   18     Letter Re: change                  Not Applicable.
          in accounting principles

   21     Subsidiaries of             (h)    Listing of Subsidiaries.
          Registrant.

   22     Published report regarding         Not Applicable.
          matters submitted to vote
          of security holders.

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed pursuant to Item 14 (c) of the Form 10-K.



Item No.  Item Title          Exhibit No.                   Description
- --------  ----------          -----------                   -----------
   23     Consents of experts         (8)    Consent of KPMG Peat Marwick LLP dated March 27, 1996.
          and counsel

   24     Power of Attorney                  Not Applicable.

   28     Information from                   Not Applicable.
          reports furnished
          to state insurance
          regulatory authorities.

   99     Additional exhibits                Not Applicable.


  ---------------------------------

(a) These exhibits were filed on March 31, 1995 as exhibits to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 1-
       5439) and are incorporated herein by reference. The exhibit numbers in such Form 10-K are as follows: Employee Pension Plan, Exhibit 2; Amendment No. 2 to Employees Stock Ownership Plan, Exhibit 3; Loan Agreement with Dan K. Wassong, Exhibit 4; 401 (k) Plan, Exhibit 5; Supplemental Executive Retirement Plan, Exhibit 6; Amendment to Employment Agreement with Dan K. Wassong, Exhibit 7.

(b) This exhibit was filed on April 2, 1990 as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1989 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 10-K is Exhibit 2.

(c) These exhibits were filed on March 31, 1994, as exhibits to the registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-
       5439) and are incorporated herein by reference. The exhibit numbers in such Form 10-K are as follows: Amendment No. 1 to Employees Stock Ownership Plan, Exhibit 2; 1984 Stock Option Plan, Exhibit 3; Loan Agreement with Dan K. Wassong dated August 22, 1984, Exhibit 4; Employment Agreement with Charles J. Hinkaty, Exhibit 5; Employment Agreement with Harvey P. Alstodt, Exhibit 6; Employment Agreement with William H. McMenemy, Exhibit 7; Employment Agreement with Melvyn C. Goldstein, Exhibit 8; Life Insurance Agreement with Robert H. Haines, as trustee, Exhibit 9.

(d) These exhibits were filed on or about April 25, 1994, as exhibits to the Registrant's Definitive Proxy Statement dated April 25, 1994, relating to the Registrant's 1994 Annual Meeting of Stockholders (File
       No. 1-5439) and are incorporated herein by reference. The exhibit numbers in such Proxy Statement are as follows: 1994 Stock Plan, Annex A; Annual Incentive Plan, Annex B.

(e) This exhibit was filed on April 1, 1991, as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1990 (File No. 1-
       5439) and is incorporated herein by reference. The exhibit number in such Form 10-K is Exhibit 2.

(f) This exhibit was filed on March 31, 1993, as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 1-
       5439) and is incorporated herein by reference. The exhibit number in such Form 10-K is Exhibit 1.

(g) This exhibit was filed on July 1, 1993, as an exhibit to the Registrant's Current Report on Form 8-K dated June 29, 1993 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 8-K is
       Exhibit 1.

(h) This exhibit was filed on March 30, 1992, as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1991 (File No. 1-
       5439) and is incorporated herein by reference. The exhibit number in such Form 10K is Exhibit 4.

(b)    Not Applicable.

(c)    See (a) (3) above.

OTHER MATTERS


For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-51603 (filed February 26, 1974), 2-57313 (filed September 30, 1976), 2-69841 (filed
November 7, 1980), 33-27777 (filed March 23, 1989) and 33-64777 (filed
December 6, 1995).

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


DEL LABORATORIES, INC.
(Registrant)



By /s/  Dan K. Wassong                    March 29, 1996
        ----------------------------------
        Dan K. Wassong, Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By /s/  Dan K. Wassong                    March 29, 1996
        ----------------------------------
        Dan K. Wassong, Chairman, President & Chief Executive Officer


By /s/  Charles Hinkaty                   March 29, 1996
        ----------------------------------
        Charles Hinkaty, Director, Vice President


By /s/  Martin E. Revson                  March 29, 1996
        ----------------------------------
        Martin E. Revson, Director


By /s/  Robert H. Haines                  March 29, 1996
        ----------------------------------
        Robert H. Haines, Director


By /s/  Robert A. Kavesh                  March 29, 1996
        ----------------------------------
        Robert A. Kavesh, Director


By /s/  Steven Kotler                     March 29, 1996
        ----------------------------------
        Steven Kotler, Director


By /s/  Marcella Maxwell                  March 29, 1996
        ----------------------------------
        Marcella Maxwell, Director


By /s/  Melvyn C. Goldstein               March 29, 1996
        ----------------------------------
        Melvyn C. Goldstein, Vice President of Finance & Principal Accounting Officer

                  DEL LABORATORIES, INC. AND SUBSIDIARIES

                Index to Consolidated Financial Statements
                               and Schedule





Independent Auditors' Report




Financial Statements:

      Consolidated Balance Sheets as of December 31, 1995 and 1994.

      Consolidated Statements of Earnings for the years ended December 31, 1995, 1994 and 1993.

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

      Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

      Notes to Consolidated Financial Statements.



Schedules:


  II Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993.



All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------



The Board of Directors and Shareholders
Del Laboratories, Inc.:

We have audited the consolidated financial statements of Del Laboratories, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Laboratories, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          KPMG PEAT MARWICK LLP

Jericho, New York
February 14, 1996

                  DEL LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1995 and 1994


          ASSETS                                                              1995                1994
                                                                              ----                ----
Current assets:
   Cash and cash equivalents                                           $    8,563,375       $  10,125,568
   Accounts receivable less allowance for doubtful accounts
   of $1,700,000 in 1995 and $1,300,000 in 1994                            24,626,182          18,692,993
   Inventories                                                             37,077,909          34,688,184
   Prepaid expenses and other current assets                                1,282,464           1,958,917
                                                                         ------------        ------------
               Total current assets                                        71,549,930          65,465,662
                                                                         ------------        ------------

Property, plant and equipment, at cost                                     42,159,925          40,127,958
Less accumulated depreciation and amortization                            (15,319,126)        (15,321,675)
                                                                         ------------        ------------
   Net property, plant and equipment                                       26,840,799          24,806,283
Intangibles arising from acquisitions, at cost less
   accumulated amortization                                                 9,259,050           9,669,506
Other assets                                                                5,474,214           5,015,394
                                                                         ------------        ------------

               Total assets                                              $113,123,993       $ 104,956,845
                                                                         ------------        ------------
                                                                         ------------        ------------

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                     $     70,395       $     334,754
   Accounts payable                                                        15,147,737          14,931,062
   Accrued liabilities                                                     14,494,724          10,703,484
   Income taxes payable                                                     1,395,607             683,532
                                                                         ------------        ------------

               Total current liabilities                                   31,108,463          26,652,832

Long-term pension liability, less current portion                           3,632,432           2,176,826
Deferred income taxes                                                         361,863           1,853,538
Long-term debt, less current portion                                       40,000,000          40,070,395
                                                                         ------------        ------------
               Total liabilities                                           75,102,758          70,753,591
                                                                         ------------        ------------

Shareholders' equity:
   Common stock $1 par value, authorized 10,000,000
   shares in 1995 and 5,000,000 shares in 1994;
   issued 6,588,544 shares in 1995 and 1994                                 6,588,544           6,588,544
   Additional paid-in capital                                               5,027,940           2,895,714
   Foreign currency translation adjustment                                   (492,831)           (546,242)
   Retained earnings                                                       52,659,920          46,203,176
                                                                         ------------        ------------
                                                                           63,783,573          55,141,192
   Less: Treasury stock at cost, 2,410,554 shares in 1995
   and 2,375,276 shares in 1994                                           (23,867,674)        (18,637,618)
   Receivable for stock options exercised                                  (1,894,664)         (2,300,320)
                                                                         ------------        ------------
               Total shareholders' equity                                  38,021,235          34,203,254
                                                                         ------------        ------------

               Total liabilities and shareholders' equity               $ 113,123,993       $ 104,956,845
                                                                         ------------        ------------
                                                                         ------------        ------------


See accompanying notes to consolidated financial statements.

                  DEL LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
               Years ended December 31, 1995, 1994 and 1993


                                        1995           1994           1993
                                        ----           ----           ----
Net sales                            $ 212,047,952   $190,102,052   $166,495,888
                                     -------------   ------------   ------------

Cost of goods sold                      88,437,543     76,083,243     67,594,104
Selling and administrative expenses    108,203,207    100,748,947     87,827,414
                                     -------------   ------------   ------------

                                       196,640,750    176,832,190    155,421,518
                                     -------------   ------------   ------------

    Operating income                    15,407,202     13,269,862     11,074,370
                                     -------------   ------------   ------------

Interest expense                         3,830,954      3,878,660      4,182,883
Interest income                           (329,465)      (238,002)      (116,333)
                                     -------------   ------------   ------------

Interest expense, net                    3,501,489      3,640,658      4,066,550
                                     -------------   ------------   ------------
Earnings before income taxes
    and extraordinary item              11,905,713      9,629,204      7,007,820
Income taxes                             4,881,000      3,948,000      2,835,000
                                     -------------   ------------   ------------
Earnings before extraordinary item       7,024,713     5,681,204       4,172,820
Extraordinary item - related to
early retirement of debt (net
of income tax benefit of $1,540,000)         -             -          (2,310,000)
                                     -------------   ------------   ------------

Net earnings                         $   7,024,713   $  5,681,204   $  1,862,820
                                     -------------   ------------   ------------
                                     -------------   ------------   ------------
Earnings before extraordinary
    item per common share:

    Primary                          $        1.45   $       1.20   $       0.87
                                     -------------   ------------   ------------
                                     -------------   ------------   ------------

    Fully diluted                                    $       1.14
                                                     ------------
                                                     ------------
    Extraordinary item per common share                             $      (0.47)
                                                                    -------------
                                                                    -------------
Earnings per common share:

    Primary                          $        1.45   $       1.20   $       0.40
                                     -------------   ------------   ------------
                                     -------------   ------------   ------------

    Fully diluted                                    $       1.14
                                                     ------------
Weighted average common shares
    outstanding:

    Primary                              4,853,000      4,800,000      4,966,000
                                       -----------    -----------     ----------
                                       -----------                    ----------

    Fully diluted                                       5,002,000
                                                      -----------
                                                      -----------


See accompanying notes to consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993


                                                          1995           1994           1993
                                                          ----           ----           ----
Cash flows from operating activities:
Net earnings                                          $ 7,024,713    $ 5,681,204    $ 1,862,820
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation and amortization                         5,945,401      4,012,137      3,819,538
  Deferred income taxes                                (1,491,675)      (496,484)       (97,607)
  Provision for doubtful accounts                         655,000        548,400        201,000
  Other non-cash operating items                          192,161        (39,362)       534,067
  Changes in operating assets and liabilities:
     Accounts receivable                               (6,588,189)    (3,069,854)     1,372,413
     Inventories                                       (2,389,725)       503,093     (3,587,495)
     Prepaid expenses and other current assets            676,453       (276,974)     1,122,477
     Other assets and other liabilities                   996,786       (377,547)       293,450
     Income taxes receivable                                -            130,349       (130,349)
     Accounts payable                                     208,200      3,302,965     (2,191,309)
     Accrued liabilities                                3,791,240      4,131,389      2,361,177
     Income taxes payable                                 712,075        683,532       (175,905)
                                                       ----------     ----------     ----------

  Net cash provided by operating activities             9,732,440     14,732,848      5,384,277
                                                       ----------     ----------     ----------
Cash flows used in investing activities:
     Property, plant and equipment additions           (7,569,461)    (5,826,656)    (4,802,402)
                                                       -----------   ------------    -----------
        Net cash used in investing activities          (7,569,461)    (5,826,656)    (4,802,402)
                                                       -----------   ------------    -----------
Cash flows used in financing activities:
     Proceeds from long-term debt borrowings                -              -         40,000,000
     Decrease in notes payable                              -         (1,600,000)    (3,050,000)
     Principal payments of long-term debt                (334,754)      (663,771)   (36,030,887)
     Exercise of stock options and related
        tax benefit                                     5,147,922      1,298,064      1,343,405
     Decrease (increase) in receivable for stock
        options exercised                                 265,656         40,134       (157,015)
     Purchase of treasury stock                        (8,245,752)    (3,133,984)    (3,280,332)
     Dividends paid                                      (559,494)      (511,042)      (484,192)
     Other financing activities                             -             (6,633)         -
                                                       ----------     ----------    -----------

        Net cash used in financing activities          (3,726,422)    (4,577,232)    (1,659,021)
                                                       ----------     ----------    -----------

Effect of exchange rate changes on cash                     1,250        (18,625)       (13,460)
                                                       ----------     ----------    -----------

Net increase (decrease) in cash and cash equivalents   (1,562,193)     4,310,335     (1,090,606)

Cash and cash equivalents at beginning of year         10,125,568      5,815,233      6,905,839
                                                       ----------     ----------    -----------

Cash and cash equivalents at end of period            $ 8,563,375   $ 10,125,568    $ 5,815,233
                                                       ----------     ----------    -----------
                                                       ----------     ----------    -----------




See accompanying notes to consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                  Foreign
                                       Common       Additional   Currency              Receivable For
                                       Stock $1     Paid-In     Translation  Retained      Treasury    Stock Options   Shareholders'
                                       Par Value    Capital      Adjustment   Earnings      Stock        Exercised         Equity
                                       ---------    -------      ----------   --------      -----        ---------         ------
Balance December 31, 1992              $ 6,588,544  $ 2,787,391  $  (176,111) $39,668,491 $ (15,269,504) $ (2,496,500) $ 31,102,311
Foreign currency translation
     adjustment                                                     (135,676)                                              (135,676)
Issuance of treasury stock upon exercise
     of stock options (241,206 shares)                 (333,807)                              1,677,212      (206,295)    1,137,110
Purchase of treasury stock
     (300,808 shares)                                                                        (3,280,332)                 (3,280,332)
Income tax benefit arising from
     stock options exercised                            473,221                                                             473,221
Payment for stock options exercised                                                                           232,342       232,342
Dividends declared ($.12 per share)                                              (478,776)                                 (478,776)
Net earnings for the year                                                       1,862,820                                 1,862,820
                                       -----------  -----------  -----------  ----------- -------------   -----------  ------------
Balance December 31, 1993              $ 6,588,544  $ 2,926,805  $  (311,787) $41,052,535 $ (16,872,624)  $(2,470,453) $ 30,913,020
Foreign currency translation
     adjustment                                                     (234,455)                                              (234,455)
Issuance of treasury stock upon exercise
     of stock options (182,338 shares)                  (70,926)                              1,368,990                   1,298,064
Purchase of treasury stock
     (220,280 shares)                                                                        (3,133,984)                 (3,133,984)
Income tax benefit arising from
     stock options exercised                             46,468                                                              46,468
Payment for stock options exercised                                                                           170,133       170,133
Dividends declared ($.13 per share)                                              (530,563)                                 (530,563)
Net earnings for the year                                                       5,681,204                                 5,681,204
Cash paid for fractional shares                          (6,633)                                                             (6,633)
                                       -----------  -----------  -----------  ----------- -------------   -----------  ------------
Balance December 31, 1994              $ 6,588,544  $ 2,895,714  $  (546,242) $46,203,176 $ (18,637,618) $ (2,300,320) $ 34,203,254
Foreign currency translation
    adjustment                                                        53,411                                                 53,411
Issuance of treasury stock upon
    exercise of stock options
    (353,001 shares)                                   (204,311)                              3,015,696                   2,811,385
Purchase of treasury stock
     (385,477 shares)                                                                        (8,245,752)                 (8,245,752)
Income tax benefit arising from
     stock options exercised                          2,336,537                                                           2,336,537
Payment for stock options exercised                                                                           405,656       405,656
Dividends declared ($.14 per share)                                              (567,969)                                 (567,969)
Net earnings for the year                                                       7,024,713                                 7,024,713
                                       -----------  -----------  -----------  ----------- -------------   -----------  ------------
Balance December 31, 1995              $ 6,588,544  $ 5,027,940  $  (492,831) $52,659,920 $ (23,867,674)  $(1,894,664) $ 38,021,235
                                       -----------  -----------  -----------  ----------- -------------   -----------  ------------
                                       -----------  -----------  -----------  ----------- -------------   -----------  ------------

     See accompanying notes to consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1) SUMMARY OF ACCOUNTING POLICIES

     (a)  DESCRIPTION OF BUSINESS

The Company is a manufacturer and distributor of cosmetics and proprietary pharmaceuticals. The principal products in the cosmetics segment are nail care, color cosmetics, beauty implements, personal care products and other related cosmetics items. The principal products in the pharmaceutical segment are of a proprietary nature and range from oral analgesics to acne treatment products and ear drop medications.

     (b)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Del Laboratories, Inc. and Subsidiaries (the Company) include the accounts of all wholly-owned domestic and foreign subsidiaries. The net assets and results of foreign operations are not significant to the consolidated financial statements. The accounts of foreign subsidiaries are translated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation."
As such, balance sheet accounts are translated at the exchange rate as of December 31, of each year and income statement accounts are translated at average exchange rates when transactions occurred. All intercompany accounts and transactions have been eliminated in consolidation.

     (c)  CASH AND EQUIVALENTS

Cash and cash equivalents include deposits in banks, short term commercial paper, United States Treasury bills and money market funds with an initial term of less than three months. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (d)  REVENUE RECOGNITION

The Company sells its products to wholesalers, independent and chain drug, variety and food stores. Sales of such products and services are principally denominated in U.S. dollars. The Company's accounts receivable reflect the granting of credit to these customers. Revenues are recognized and product discounts are recorded when merchandise is shipped. Net sales comprise of gross revenues less expected returns, trade discounts and customer allowances. Merchandise returns are accrued at the earlier of receipt of goods or customer notification of a return. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns.

     (e)  INVENTORIES

Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The components of inventories are as follows:

                                    1995                1994
                                    ----                ----
          Raw materials         $15,645,998         $15,533,967
          Work in process         3,888,456           3,797,247
          Finished goods         17,543,455          15,356,970
                                -----------         -----------
                                $37,077,909         $34,688,184
                                -----------         -----------
                                -----------         -----------

     (f)  PROPERTY, PLANT AND EQUIPMENT

The Company provides for depreciation on the straight-line method over the estimated useful lives of the assets. The range of estimated lives applicable to the assets are as follows:

               Building & building improvements                  10 to 40 years
               Machinery & equipment                              3 to 15 years
               Furniture & fixtures                               3 to 10 years

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     (g)  INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting
(SFAS) No. 109 "Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of
events that have been included in the financial statements or tax returns.   The
provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences. Under this method, deferred tax liabilities and assets are determined based upon differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.

     (h)  RESEARCH AND DEVELOPMENT

The Company has expended $4,589,000, $3,452,000 and $3,952,000 during 1995, 1994 and 1993, respectively, for research and development relating to the development of new products, clinical and regulatory affairs, and quality control/assurance of the Company's product lines. All costs associated with research and development are expensed as incurred, and included in selling and administrative expenses in the accompanying consolidated statements of earnings.

     (i)  ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expenses were $26,000,000, $25,900,000 and $21,900,000 in 1995, 1994 and 1993, respectively.

     (j)  EARNINGS PER SHARE

For all years presented, earnings per common share is computed under the "modified treasury stock method" which assumes the exercise of all outstanding options and warrants and the use of the proceeds thereof to acquire up to 20% of the outstanding common stock of the Company. Excess proceeds not utilized for the purchase of such shares are assumed utilized, first to reduce outstanding debt and then any remainder is assumed invested in interest bearing securities with net earnings increased for the hypothetical interest expense savings or interest income, net of taxes. Primary earnings per common share was based on 4,853,000, 4,800,000 and 4,966,000 shares outstanding for 1995, 1994 and 1993, respectively. Fully diluted earnings per common share was based on 5,002,000 shares outstanding for 1994. In 1995 and 1993, primary and fully diluted earnings per common share were the same.

     (k)  STOCK SPLITS

On May 25, 1995, the Company's Board of Directors approved a two for one split of the Company's common stock which was effective June 16, 1995. In addition, on May 26, 1994, the Company's Board of Directors approved a four for three split of the Company's common stock which was effective June 15, 1994. All share, per share and conversion amounts relating to common stock and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock splits.

     (l)  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual results could differ from those estimates.

(2)  SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental information relating to the consolidated statements of cash flows:
                                       1995            1994            1993
                                       ----            ----            ----
     Cash paid during the year for:
       Interest                     $3,822,000      $3,894,622      $4,528,799
                                    ----------      ----------      ----------
                                    ----------      ----------      ----------
       Income taxes                 $3,255,000      $3,787,000      $1,226,000
                                    ----------      ----------      ----------
                                    ----------      ----------      ----------

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(3)  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment, at cost, are as follows:

                                                      1995           1994
                                                      ----           ----

          Land                                    $ 2,290,479    $ 2,290,479
          Building & building improvements         11,356,987     10,349,613
          Machinery & equipment                    24,633,952     24,151,750
          Furniture & fixtures                      3,878,507      3,336,116
                                                 ------------    -----------
                                                 $ 42,159,925    $40,127,958
                                                 ------------    -----------
                                                 ------------    -----------

Depreciation expense for 1995, 1994 and 1993 was $5,534,945, $3,705,386 and
$3,520,274, respectively.

In 1995, the Company changed, on a prospective basis, the maximum estimated useful life utilized for tools, molds and dyes from five years to four years. The impact of this change in accounting estimate was to increase depreciation expense and decrease operating income by approximately $858,000.

(4)  INTANGIBLES ARISING FROM ACQUISITIONS

Intangibles represent the excess of the purchase prices paid for companies and product lines over amounts assigned to net tangible assets. Total intangibles related to acquisitions prior to 1971 amount to $6,660,000. Management is of the opinion that there is no diminution in $6,282,000 of this amount.
Therefore, no amortization has been provided for this amount. The remaining $378,000 was fully amortized in 1995. The portion of intangibles acquired in 1980 ($3,350,000) is being amortized using the straight-line method over 30 years and the trademarks acquired in 1984 ($3,000,000) are being amortized using the straight-line method over 20 years. Accumulated amortization amounted to $3,751,054 at December 31, 1995 and $3,340,598 at December 31, 1994.
Amortization expense amounted to $410,456 for 1995, $306,751 for 1994 and $299,264 for 1993. The Company continually evaluates the recoverability of the intangible assets by assessing whether the amortization of the intangible balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(5)  INCOME TAXES

As discussed in note 1(g), the Company adopted Statement No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes is not material and is not reported separately in the consolidated statement of earnings for the year ended December 31, 1993.

The components of income tax expense (benefit) are as follows:

   1995               Federal        State      Foreign        Total
   ----               -------        -----      -------        -----
   Current tax      $5,560,000     $739,000     $74,000     $6,373,000
   Deferred tax     (1,356,000)    (136,000)       -        (1,492,000)
                    -----------    ---------    -------     ----------
                    $4,204,000     $603,000     $74,000     $4,881,000
                    ----------     --------     -------     ----------
                    ----------     --------     -------     ----------
   1994
   ----
   Current tax      $3,834,000     $536,000     $74,000     $4,444,000
   Deferred tax      ( 588,000)      92,000        -          (496,000)
                    ----------     --------     -------     ----------
                    $3,246,000     $628,000     $74,000     $3,948,000
                    ----------     --------     -------     ----------
                    ----------     --------     -------     ----------

   1993
   ----
   Current tax      $2,339,000     $339,000     $59,000     $2,737,000
   Deferred tax         85,000       13,000        -            98,000
                    ----------     --------     -------     ----------
                    $2,424,000     $352,000     $59,000     $2,835,000
                    ----------     --------     -------     ----------
                    ----------     --------     -------     ----------

Total income tax expense differed from the statutory United States Federal income tax rate of 34% of earnings before income tax as a result of the following items:

                                            1995           1994          1993
                                            ----           ----          ----

Tax provision at statutory rate:         $4,067,000     $3,274,000   $2,383,000
Increases in taxes resulting from:
State income taxes, net of Federal
        income tax benefit                  398,000        433,000      223,000
Amortization of intangibles                  51,000         51,000       51,000
Other                                       365,000        190,000      178,000
                                          ---------     ----------   ----------
Actual provision for income taxes         4,881,000      3,948,000    2,835,000
Extraordinary item - related to
        early retirement of debt              -                      (1,540,000)
                                         ----------     ----------   ----------
                                         $4,881,000     $3,948,000   $1,295,000
                                         ----------     ----------   ----------
                                         ----------     ----------   ----------

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For presentation purposes, certain of such tax assets and liabilities are shown net on the accompanying balance sheets. Significant components of the Company's deferred tax liabilities and assets as of December 31, are as follows:


                                                      1995           1994
                                                      ----           ----
Deferred Tax Assets

Accounts receivable, principally                  $  594,000     $  449,000
  due to allowance for doubtful accounts

Supplemental Executive Retirement Plan
  (SERP) expense, principally due to
  accrual for financial statement
  purposes                                           611,000        449,000

Inventory principally due to reserves                543,000

Pension accrual for financial reporting purposes     270,000

Other                                                594,000        330,000
                                                  ----------     ----------
Total gross deferred tax assets                    2,612,000      1,228,000

Less valuation reserve                                 -              -
                                                  ----------     ----------
Net deferred tax assets                            2,612,000      1,228,000
                                                  ----------     ----------

Deferred Tax Liabilities

Plant, equipment and other amortizable
  assets principally due to differences
  in depreciation methods                         (2,836,000)    (2,923,000)

Other assets, principally due to
  different amortizable lives for
  book purposes                                     (106,000)       (92,000)

Other                                                (32,000)       (67,000)
                                                  ----------    -----------
Total gross deferred tax liabilities              (2,974,000)    (3,082,000)
                                                  ----------    -----------
Net deferred tax liability                        $ (362,000)   $(1,854,000)
                                                  -----------   -----------
                                                  -----------   -----------


Based upon its history of taxable income and the projections for future earnings, management of the Company believes that it is more likely than not that the Company will generate sufficient future taxable income to realize the net deferred tax asset at December 31, 1995.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(6)  LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                    1995             1994
                                                    ----             ----
9.5% promissory notes
9.56% Industrial Revenue Bond due in            $40,000,000      $40,000,000
    quarterly installments of $90,000
    through 1995                                      -              270,000
9.68% mortgage note due in monthly
    installments of $6,259 through
    December 1996                                    70,395          135,149
                                                -----------      -----------
                                                $40,070,395      $40,405,149
Less current portion                                 70,395          334,754
                                                -----------      -----------
                                                $40,000,000      $40,070,395
                                                -----------      -----------
                                                -----------      -----------



In June 1993, the Company issued to an institutional lender $40,000,000 of senior notes due May 31, 2005 with interest at 9.5%. The proceeds of the loan were used principally to repay the entire $35,000,000 principal amount of 11.04% promissory notes with another institutional lender plus a prepayment premium of $3,850,000. During the second quarter of 1993, the Company recorded an extraordinary loss of $2,310,000 (net of an income tax benefit of $1,540,000) in connection with the early retirement of the 11.04% promissory notes.

The 9.5% notes require annual principal repayment of $8,000,000 beginning May 31, 2001 through May 31, 2005.

In September 1985, the Company obtained $1,800,000 of financing through the issuance of an Industrial Revenue Bond for the addition of a new production facility. The bond bore interest at 9.56% and was required to be repaid in twenty equal quarterly installments which began in 1990. The bond was repaid in full in September 1995.

The terms of the various agreements include covenants which provide, among other things, for the maintenance of certain financial covenants and ratios relating to consolidated net worth and consolidated working capital as well as restrictions on cash dividends and certain other expenditures. At December 31, 1995, retained earnings available for dividends and certain other expenditures amounted to approximately $986,000. At December 31, 1995, the Company was in compliance with all covenants.

There are no required principal payments of long-term debt over the next five years. The mortgage notes aggregating $70,395 in 1995 and $135,149 in 1994, are secured by land and buildings having a net book value of approximately $522,000 and $553,000 in 1995 and 1994, respectively.

(7)  FINANCIAL ARRANGEMENTS

At December 31, 1995, the Company had arrangements with banks providing $27,500,000 of lines of credit. These lines, which are renewable annually, are currently in force and are expected to be renewed at their respective expiration dates. Borrowings under the lines averaged $0 in 1995 and $400,000 in 1994 based on month-end balances. The maximum borrowings were $0 in 1995 and $1,600,000 in 1994 with the related weighted average interest rates based on average borrowings of approximately 6.0% in each year. No compensating balances are required for these lines or for drawings thereunder and there are no restrictive covenants.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued




(8)  EMPLOYEE RETIREMENT PLANS

     (a)  PENSION PLANS

The Company maintains non-contributory defined benefit pension plans covering all eligible employees. The Company also has a supplemental executive retirement plan ("SERP") for certain of its executives. The SERP Plan is a non-qualified plan under the Internal Revenue Code. The Company has made payments of $310,000, $450,000 and $150,000 for 1995, 1994, and 1993, respectively, as determined by the plans' actuaries in accordance with SFAS No. 87 "Employer's Accounting for Pensions":


                                                                         1995
                                                ---------------------------------------------------
                                                Del Non-           Del LaCross
                                                Union Plan          Union Plan               SERP
                                                ----------          ----------               ----
Actuarial present value of accumulated
plan benefit obligation:
  Vested benefit obligation                     $  9,292,453        $    928,193        $  2,287,430
  Non-vested benefit obligation                    1,150,856               9,525              26,184
                                                ------------        ------------        ------------
  Accumulated benefit obligation                $ 10,443,309        $    937,718        $  2,313,614
                                                ------------        ------------        ------------
                                                ------------        ------------        ------------

Projected benefit obligation for services
  rendered to date                              $(12,564,718)       $   (937,718)       $ (2,453,669)
Plan assets at fair value                          9,150,406             472,506               -
                                                ------------        ------------        ------------
Plan assets under projected
  benefit obligation                             ( 3,414,312)          ( 465,212)        ( 2,453,669)
Unrecognized net loss (gain) (1)                   2,579,615             139,345             280,962
Unrecognized net (asset) obligation at
  December 31 being amortized (2)                  ( 439,969)            148,659               -
Unrecognized prior service cost                      598,195              46,702             460,508
Additional minimum liability for unfunded
  accumulated benefit obligation (3)                (616,432)           (334,706)           (601,415)
                                                ------------        ------------        ------------

Accrued pension expense (4)                     $ (1,292,903)       $   (465,212)       $ (2,313,614)
                                                ------------        ------------        ------------
                                                ------------        ------------        ------------

Net pension expense is comprised of the
following components:
  Service cost                                  $    772,186        $     27,356        $    200,424
  Interest cost on projected benefit
    obligation                                       701,325              54,563             132,544
  Return on assets                                 ( 599,779)           ( 35,958)              -
  Amortization of net (assets) obligation           ( 62,576)             24,776               -
  Amortization of past service cost                   56,156               6,902              88,020
  Amortization of (gain)                             168,242               2,615              25,542
                                                ------------        ------------        ------------
  Net pension expense                           $  1,035,554        $     80,254        $    446,530
                                                ------------        ------------        ------------
                                                ------------        ------------        ------------

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


                                                                         1994
                                                ---------------------------------------------------
                                                Del Non-            Del LaCross
                                                Union Plan          Union Plan               SERP
                                                ----------          ----------               ----
Actuarial present value of accumulated
plan benefit obligation:
  Vested benefit obligation                      $  6,779,86         $   783,538         $ 1,892,729
  Non-vested benefit obligation                      872,899               6,287               7,594
                                                 -----------         -----------         -----------
  Accumulated benefit obligation                 $ 7,652,767         $   789,825         $ 1,900,323
                                                 -----------         -----------         -----------
                                                 -----------         -----------         -----------
Projected benefit obligation for services
  rendered to date                               $(9,070,799)        $  (789,825)        $(1,900,323)
Plan assets at fair value                          7,387,240             448,685               -
                                                 -----------         -----------         -----------
Plan assets under projected
  benefit obligation                              (1,683,559)           (341,140)         (1,900,323)
Unrecognized net loss (gain) (1)                   1,907,365              27,848              86,125
Unrecognized net (asset) obligation at
  December 31 being amortized (2)                   (502,545)            173,435               -
Unrecognized prior service cost                      125,322              53,605             548,528
Additional minimum liability for unfunded
  accumulated benefit obligation (3)                (112,110)           (254,888)           (634,653)
                                                 -----------         -----------         -----------
Accrued pension expense (4)                      $  (265,527)        $  (341,140)        $(1,900,323)
                                                 -----------         -----------         -----------
                                                 -----------         -----------         -----------
Net pension expense is comprised of the
following components:
  Service cost                                   $   545,249         $    21,802         $   168,095
  Interest cost on projected benefit
    obligation                                       603,876              54,281             120,853
  Return on assets                                  (699,344)           ( 41,806)              -
  Amortization of net (assets) obligation            (62,576)             24,776               -
  Amortization of past service cost                   20,887               6,902              88,020
  Amortization of (gain)                              42,551              -                    7,177
                                                 -----------         -----------         -----------
  Net pension expense                            $   450,643         $    65,955         $   384,145
                                                 -----------         -----------         -----------
                                                 -----------         -----------         -----------

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                                                                         1993
                                                ---------------------------------------------------
                                                Del Non-            Del LaCross
                                                Union Plan          Union Plan               SERP
                                                ----------          ----------               ----

Actuarial present value of accumulated
plan benefit obligation:
  Vested benefit obligation                     $  5,982,361        $    717,956       $   1,067,139
  Non-vested benefit obligation                      895,868               7,853             -
                                                ------------        ------------       -------------
  Accumulated benefit obligation                $  6,878,229        $    725,809       $   1,067,139
                                                ------------        ------------       -------------
                                                ------------        ------------       -------------

Projected benefit obligation for services
  rendered to date                              $ (8,213,929)       $   (725,809)      $  (1,067,139)
Plan assets at fair value                          7,268,682             433,476             -
                                                ------------        ------------       -------------
Plan assets under projected
  benefit obligation                                (945,247)           (292,333)         (1,067,139)
Unrecognized net loss (gain) (1)                   1,233,385                (108)             93,301
Unrecognized net (asset) obligation at
  December 31 being amortized (2)                   (565,121)            198,212             -
Unrecognized prior service cost                      146,209              37,932              92,313
Additional minimum liability for unfunded
  accumulated benefit obligation (3)                 -                  (236,036)           (185,614)
                                                ------------        ------------       -------------

Accrued pension expense (4)                     $   (130,774)       $   (292,333)      $  (1,067,139)
                                                ------------        ------------       -------------
                                                ------------        ------------       -------------
Net pension expense is comprised of the
following components:
  Service cost                                  $    433,076        $     17,893       $      89,565
  Interest cost on projected benefit
    obligation                                       541,130              49,931              70,165
  Return on assets                                  (593,630)           ( 37,511)            -
  Amortization of net (assets) obligation            (62,576)             24,776             -
  Amortization of past service cost                   20,887               4,667              46,156
  Amortization of (gain)                             -                  (4,924)              5,683
                                                ------------        ------------       -------------
  Net pension expense                           $    338,887        $     54,832       $     211,569
                                                ------------        ------------       -------------
                                                ------------        ------------       -------------

(1) Represents the change in the value of the projected liabilities resulting from using a lower discount interest rate than in prior years and changes in the values of projected assets and liabilities resulting from experience different than actuarial assumptions.
(2) Represents the difference between the assets and the projected benefit obligation as of January 1, 1987 (the transition date), amortized over the average future service period of the active plan members.
(3) Represents the additional minimum liability required to recognize the excess of the unfunded accumulated benefit obligation over previously accrued pension expense. In accordance with SFAS No. 87, a concomitant intangible asset of an equal amount was recognized and included in investments and other assets.
(4) The short-term portion of accrued pension expense is included in accrued liabilities.

Total pension expense for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $1,562,000, $901,000 and $605,000, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

For 1995 and 1994, the actuarial assumptions used for the weighted average discount rate were 6.25% and 7.5% respectively; for the return on assets 8.0% and 9.5% were used respectively; and for the rates of increase in future compensation 5.5% was used for 1995 and 1994.

Assets held by these plans consist of cash and cash equivalents, fixed income securities consisting of government and corporate bonds and common stock.

The Company contributes to a multi-employer (union) pension plan for the benefit of its union employees not covered by the above plans. This plan is a defined benefit plan based on years of service. The costs recognized for 1995, 1994 and 1993 were approximately $419,000, $358,000 and $365,000, respectively.

Effective January 1, 1991, the Company established a defined contribution plan for the benefit of its Canadian employees not covered by the above plans. The costs recognized for 1995, 1994 and 1993 were approximately $50,000, $41,000 and $30,000 in U.S. dollars, respectively.

     (b)  EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan and related trust, covering substantially all full-time non-union employees. Under the terms of the plan, the Company may make contributions to the trust in cash, shares of Company stock or other property in amounts as may be determined by the Board of Directors.
The Board of Directors authorized contributions of $400,000, $250,000 and $275,000 for the years 1995, 1994 and 1993, respectively. At December 31, 1995 the trust held 280,644 shares of Company common stock.

     (c)  EMPLOYEE 401(k) SAVINGS PLAN

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing six months of service and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the company retains the right to make optional contributions for any plan year. No such optional contributions were made for the years ended December 31, 1995, 1994 and 1993.

(9)  SHAREHOLDERS EQUITY

     (a)  STOCK OPTION PLANS

The 1994 Stock Plan (the "1994 Plan") provides for the granting of incentive and non-incentive options and other stock- based awards. A total of 489,646 shares have been authorized for issuance under the 1994 Plan. At December 31, 1995, non-incentive options have been the only awards issued under the 1994 Plan. The exercise price of options granted under the 1994 Plan shall not be less than the fair market value of the common stock at the date of the grant. The Compensation Committee of the Board of Directors determines the persons to whom options will be granted, the prices at which options may be exercised and whether the options will be incentive or non-incentive. Incentive options, if granted, are exercisable for a period of up to ten years from the date of the grant. The exercise price of the shares to be purchased shall be paid either in cash, delivery (i.e. surrender) of shares of common stock owned by the optionee at the time of exercise of the option, in installments payable in cash if permitted by the Committee or in any combination of the foregoing.

Shares received by an optionee upon exercise of a non-incentive option may not be sold or otherwise disposed of for a period ("restricted period") determined by the Committee upon grant of the option, which shall be not less than six months or more than three years from the date of the exercise, during which period the Company is entitled, in the event the employment of the optionee with the Company terminates, to repurchase the shares at the exercise price. Following the restricted period, the Company shall have a right of first refusal to purchase the shares at fair market value. Shares issuable upon exercise of options granted to date under the 1994 Plan are subject to a six month restricted period.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)  STOCK OPTION PLANS (CONT'D.)

At December 31, 1995, 113,416 of the 357,002 options outstanding were exercisable under the 1994 Plan.

The 1984 Stock Option Plan, as amended (the "1984 Plan"), provided for the granting of incentive and non-incentive options to purchase shares of the Company's common stock at prices which are not less than the fair market value of the common stock at the dates of grant. Options are exercisable as determined by the Compensation Committee for a period up to ten years and one day from the date of grant. Incentive options granted to a 10% stockholder must be granted at 110% of fair market value and may be exercised up to five years from the date of grant. Payment of the exercise price of options may be made in the same manner as provided by the 1994 Plan, and shares issued upon exercise are subject to a restricted period similar to that provided under the 1994 Plan. At December 31, 1995, all 898,233 options outstanding under the 1984 Plan were exercisable. No further options will be granted under the 1984 Plan.

The Company's Restricted Stock Plan (1971), as amended ("1971 Plan"), provided for the granting of options at the fair market value of the common stock at the date of grant, for a term up to ten years. Shares are subject to a restricted
period similar to that imposed by the 1994 Plan and 1984 Plan.   At December 31,
1995, there were no options outstanding under the 1971 Plan and no additional options will be granted.

The 1994 Plan and 1984 Plan permit the Compensation Committee to grant stock appreciation rights. No stock appreciation rights have been granted under either plan.

Limited stock appreciation rights also may be granted under the 1994 Plan and 1984 Plan, which will be effective only upon a change in control of the Company (as defined). These plans also accelerate the exercisability of all unexercised options or stock appreciation rights immediately in the event of a change in control of the Company.

Shares outstanding and option prices under option and option transactions during the last three years, are summarized below:


                                                     1994 Stock Plan
                                                  Shares       Option Price
                                                  ------       ------------
Outstanding December 31, 1993                       -                -
       Granted                                    96,200         $13 - 18
       Exercised                                    -                -
       Forfeited                                    -                -
                                                 -------         --------
Outstanding December 31, 1994                     96,200          13 - 18
       Granted                                   282,020          19 - 24
       Exercised                                  (4,358)         13 - 19
       Forfeited                                 (16,860)         13 - 24
                                                 -------         --------
Outstanding December 31, 1995                    357,002         $13 - 23
                                                 -------
                                                 -------


                                                    1984 Stock Option Plan    Restricted Stock    Plan (1971)
                                                  Shares        Option Price       Shares        Option
                                                  ------        ------------     ---------       ------
Outstanding December 31, 1992                   1,470,910       $5 - 10          109,820         $7 - 9
       Granted                                    129,554         11                -               -
       Exercised                                 (241,206)         6                -               -
       Forfeited                                  (26,074)       6 - 9              -               -
                                                ---------       --------         --------        ------
Outstanding December 31, 1993                   1,333,184        5 - 11           109,820         7 - 9
       Granted                                      -              -                -               -
       Exercised                                 (180,470)       6 - 9             (1,866)          7
       Forfeited                                   (1,778)         -                -               -
                                                ---------       --------         --------        ------
Outstanding December 31, 1994                   1,150,936        5 - 11           107,954         7 - 9
       Granted                                      -              -                -               -
       Exercised                                 (240,689)       5 - 11          (107,954)        7 - 9
       Forfeited                                  (12,014)       8 - 11             -               -
                                                ---------       --------         --------        ------
Outstanding December 31, 1995                     898,233       $5 - 11                 0           -
                                                ---------                        --------
                                                ---------                        --------

At December 31, 1995, a total of 1,255,235 shares of common stock were subject to outstanding options under its stock option plans.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     (b)  RECEIVABLE FOR STOCK OPTIONS EXERCISED

In 1984, the Company loaned an officer $367,000 in connection with the payment of taxes arising from the exercise of stock options (the "1984" Loan). The Company also loaned the officer $1,065,313 in 1988 (the "1988" Loan) and $1,100,000 in 1990 (the "1990" Loan), each in connection with the exercise of stock options and the tax liability arising therefrom. These loans were payable in annual installments. In addition, the 1988 Loan and the 1990 Loan agreements provided that, if the officer was employed by the Company at the time any interest or debt payments were due, such payment would be forgiven.

Pursuant to an amendment to this officer's employment agreement, the 1984 Loan, the 1988 Loan and the 1990 Loan were consolidated, effective as of January 1, 1994, with the aggregate principal balance to be repaid, with interest at the rate of 6.0% per annum, in annual amounts of $130,000 in 1994, $140,000 for each year during the period from 1995 through 2003 and a final payment of $642,250 on January 20, 2004, provided that each payment of interest and principal will be forgiven when due so long as the officer is then employed by, or then serves as a consultant to the Corporation and, provided further, that the Corporation may (but is not required to) forgive, during any year until 2003, in excess of $140,000 of principal, so long as the aggregate of principal and interest forgiven by the Corporation in any such year shall not exceed $360,000. This loan must be secured by collateral with a fair value of 110% of the unpaid principal. The loan balance at December 31, 1995 was $1,762,250 and was collateralized by 104,000 shares of the Company's common stock.

During 1992, the Company loaned another officer $130,000 to enable him to exercise an option for 7,289 shares. The loan bears interest at the prime rate and is payable in quarterly installments commencing in 1993. The loan balance at December 31, 1995 was $91,000 and was secured by a pledge of 8,500 shares of the Company's common stock.

During 1992, the Company loaned an aggregate of $111,187 to two additional officers to enable them to exercise options for 6,500 shares. The loans bear interest at the prime rate and are payable in quarterly installments
commencing in 1993. One of the loans was repaid in full in April 1995.   The
balance of the other loan at December 31, 1995 was $41,414 and was secured by 3,400 shares of the Company's common stock.

During 1993, the Company loaned an aggregate of $151,496 to two other officers to enable them to exercise options for an aggregate of 8,889 shares. The loans bear interest at the prime rate and are payable in quarterly installments commencing in 1994. The loans were repaid in full in January 1995.

During 1993, the Company loaned two employees an aggregate of $54,800 to enable them to exercise options for an aggregate of 2,666 shares. The loans bear interest at the prime rate and are payable in quarterly installments which commenced in 1994. The loans were repaid in full in January 1995.

The balance of all loans made to officers and employees is reflected as a reduction of Shareholders' Equity in the accompanying consolidated financial statements.

     (c)  AMENDMENT TO CERTIFICATE OF INCORPORATION

On May 26, 1995, the Company's stockholders approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 5,000,000 shares to 10,000,000 shares.

(10) ACCRUED LIABILITIES

Accrued liabilities at December 31, 1995 and 1994 consisted of the following:


                                                     1995          1994
                                                     ----          ----
Salaries, wages, commissions & employee benefits  $2,771,037   $ 2,002,334
Interest                                             317,243       308,595
Advertising and promotion costs                    9,227,230     6,764,276
Other                                              2,179,214     1,628,279
                                                 -----------   -----------
                                                 $14,494,724   $10,703,484
                                                 -----------   -----------
                                                 -----------   -----------

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(11) COMMITMENTS AND CONTINGENCIES

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

On August 9, 1995, two stockholder derivative actions were filed in the State of Delaware Chancery Court against the Company and members of its Board of Directors, alleging breach of fiduciary duty and waste of corporate assets by the directors in connection with the Company's response to and investigation of the claims of sexual harassment made against the Company which were the subject of the lawsuit filed by the EEOC. One action also names a former director and a person mistakenly named as a director. Plaintiffs have moved to consolidate these actions. The derivative actions seek restitution of amounts paid in connection with the defense and settlement of the lawsuit and certain other relief. The Company believes that these derivative actions are without merit.

The Company is of the opinion, on the basis of currently available information, that none of the matters referred to above will have a material effect on the Company's results of operations or financial condition.

The Company leases data processing equipment, transportation equipment and warehouse space under terms of leases expiring through 2001. Rentals under these operating leases aggregate approximately $1,881,000, $1,768,000 and $1,240,000 in 1995, 1994 and 1993, respectively. The Company's obligations under non-cancelable leases are summarized as follows:

                         1996        $1,001,733
                         1997           644,963
                         1998           240,435
                         1999           195,679
                         2000           129,510
                         Thereafter      54,357
                                     ----------
                                     $2,266,677
                                     ----------

(12)  FINANCIAL INSTRUMENTS

The carrying value of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.

The difference between the fair value of long-term debt and its carrying value
at December 31, 1995 is not material.   The fair value of the Company's long-
term debt is estimated based upon current rates offered to the Company for a similar liability. Because considerable judgement is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amount.
The carrying value of all financial instruments approximates fair value.

                      DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(13) SEGMENT INFORMATION

The following is a summary of segment information for 1995, 1994 and 1993 (in thousands of dollars):


                                                                     1995
                                                  ---------------------------------------------
                                                  Cosmetics    Pharmaceutical   Consolidated
                                                  ---------    --------------   ------------
Sales to unaffiliated customers                    $162,348       $49,700           $212,048
                                                   --------       -------           --------
                                                   --------       -------           --------
Operating income                                   $  6,358       $ 9,049           $ 15,407
                                                   --------       -------           --------
Interest expense (net)                                                              $  3,501
                                                                                    --------
Earnings before taxes                                                               $ 11,906
                                                                                    --------
Identifiable assets at December 31, 1995           $ 96,121       $17,003           $113,124
                                                   --------       -------           --------
                                                   --------       -------           --------

Depreciation and amortization                      $  5,617       $   328           $  5,945
                                                   --------       -------           --------
                                                   --------       -------           --------

Capital expenditures                               $  7,377       $   192           $  7,569
                                                   --------       -------           --------
                                                   --------       -------           --------

                                                                     1994
                                                  ---------------------------------------------
Sales to unaffiliated customers                    $141,687       $48,415           $190,102
                                                   --------       -------           --------
                                                   --------       -------           --------

Operating income                                   $  4,331       $ 8,939           $ 13,270
                                                   --------       -------           --------

Interest expense (net)                                                              $  3,641
                                                                                    --------
Earnings before taxes                                                               $  9,629
                                                                                    --------
                                                                                    --------
Identifiable assets at December 31, 199            $ 89,197       $15,760           $104,957
                                                   --------       -------           --------
                                                   --------       -------           --------

Depreciation and amortization                      $  3,815       $   197           $  4,012
                                                   --------       -------           --------
                                                   --------       -------           --------

Capital expenditures                               $  5,652       $   175           $  5,827
                                                   --------       -------           --------
                                                   --------       -------           --------

                                                                     1993
                                                  ---------------------------------------------
Sales to unaffiliated customers                    $120,964       $45,532           $166,496
                                                   --------       -------           --------
                                                   --------       -------           --------

Operating income                                   $  3,154       $ 7,920           $ 11,074
                                                   --------       -------           --------
Interest expense (net)                                                              $  4,066
                                                                                    --------
Earnings before taxes                                                               $  7,008
                                                                                    --------
                                                                                    --------

Identifiable assets at December 31, 1993           $ 79,806       $15,380           $ 95,186
                                                   --------       -------           --------
                                                   --------       -------           --------

Depreciation and amortization                      $  3,490       $   330           $  3,820
                                                   --------       -------           --------
                                                   --------       -------           --------

Capital expenditures                               $  4,706       $    96           $  4,802
                                                   --------       -------           --------
                                                   --------       -------           --------


In 1995, 1994 and 1993, sales to Wal-Mart Stores Inc. were in excess of 10% of consolidated net sales.

Two customers and one customer accounted for 35.1% and 19.1% of the Company's net accounts receivables at December 31, 1995 and 1994, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued




(13) UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of quarterly operating results for 1995 and 1994 (in thousands of dollars except per share amounts):


                                              1995
                          --------------------------------------------
                           First       Second       Third       Fourth
                          Quarter      Quarter      Quarter     Quarter
                          -------      -------      -------     -------
Net sales                  $50,697      $52,656      $55,114     $53,581
Cost of goods sold          19,539       21,587       23,669      23,643
Net earnings                 1,836        1,702        1,977       1,510
Earnings per common share  $   .38      $   .34      $   .41     $   .32
                           -------      -------      -------     -------
                           -------      -------      -------     -------

                                              1994
                          --------------------------------------------
                           First       Second       Third       Fourth
                          Quarter      Quarter      Quarter     Quarter
                          -------      -------      -------     -------
Net sales                  $45,513      $46,806      $49,608     $48,175
Cost of goods sold          18,064       18,291       20,616      19,112
Net earnings                 1,494        1,390        1,640       1,157
Earnings per common
  share (A)                $   .31      $   .30      $  . 35     $   .24
                           -------      -------      -------     -------
                           -------      -------      -------     -------



Earnings per share calculations for each of the quarters are based on weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.



(A) Fully diluted earnings per share for the year was $1.14.

                                   SCHEDULE II

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1994 and 1993


                                                   Additions
                                   Balance at      charged to                    Balance at
                                   beginning       costs and                     end
Description                        of period       Expenses       Deductions(1)  of period
- ---------------                    ---------       --------       ----------     ----------
Year ended December 31, 1993
       allowances for doubtful
       accounts                    $1,200,000      $ 201,000      $ 301,000     $1,100,000
                                   ----------      ---------      ---------     ----------
                                   ----------      ---------      ---------     ----------


Year ended December 31, 1994
       allowances for doubtful
       accounts                    $1,100,000      $ 548,400      $ 348,400     $1,300,000
                                   ----------      ---------      ---------     ----------
                                   ----------      ---------      ---------     ----------



Year ended December 31, 1995
       allowances for doubtful     $1,300,000      $ 655,000      $ 255,000     $1,700,000
       accounts                    ----------      ---------      ---------     ----------
                                   ----------      ---------      ---------     ----------


(1)    Uncollectible accounts written off, net of recoveries.

                            EXHIBIT INDEX


ITEM                             EXHIBIT
 NO.          ITEM TITLE           NO.          DESCRIPTION
- ----          ----------         --------       -----------
  3       Articles of              (1)          Restated Certificate of
          Incorporation and                     Incorporation as filed with
          By-Laws                               the Delaware Secretary of
                                                State on March 29, 1996

                                   (2)          By-Laws as amended through
                                                December 14, 1995

 10       Material Contracts       (3)          Amendment to Employment
                                                Agreement with Charles J.
                                                Hinkaty dated April 14,
                                                1995

                                   (4)          Amendment to Employment
                                                Agreement with Harvey P.
                                                Alstodt dated April 14,
                                                1995

                                   (5)          Amendment to Employment
                                                Agreement with William H.
                                                McMenemy dated April 14,
                                                1995

                                   (6)          Amendment to Employment
                                                Agreement with Melvyn C.
                                                Goldstein dated April 14,
                                                1995

 11       Statements Re:           (7)          Computation of per share
          computation of per                    earnings
          share earnings

 23       Consents of experts      (8)          Consent of KPMG Peat
          and counsel                           Marwick LLP dated
                                                March 27, 1996

          Financial Data          (27)          Financial Data Schedule
          Schedule