Form 10-Q
period 1996-03-31
DEL LABORATORIES INC
filed 1996-05-15
CIK 27751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549


                                    FORM 10-Q


(Mark One)

       X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended March 31, 1996

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to


                           Commission File No. 1-5439


                             DEL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)




            DELAWARE                                13-1953103
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)



               565 BROAD HOLLOW ROAD, FARMINGDALE, NEW YORK 11735
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code:  (516) 293-7070


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

                    YES  (X)                     NO  ( )

The number of shares of Common Stock, $1 par value, outstanding as of May 13, 1996 was 4,177,298.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                              ASSETS                  March 31      December 31
                                                        1996           1995
                                                   -------------   ------------
Current assets:
      Cash and cash equivalents                      $ 8,549,373   $  8,563,375
      Accounts receivable-less allowance for
          doubtful accounts of $1,750,000
          and $1,700,000, respectively                31,423,025     24,626,182
      Inventories                                     39,255,460     37,077,909
      Prepaid expenses and other current assets          404,949      1,282,464
                                                   -------------   ------------
              Total current assets                    79,632,807     71,549,930

      Property, plant and equipment, net              27,060,427     26,840,799
      Intangibles arising from acquisitions, net       9,193,500      9,259,050
      Other assets                                     5,213,767      5,474,214
                                                   -------------   ------------
              Total assets                          $121,100,501   $113,123,993
                                                   -------------   ------------
                                                   -------------   ------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
          Current portion of long-term debt         $     53,206   $     70,395
          Accounts payable                            17,809,018     15,147,737
          Accrued liabilities                         17,332,029     14,494,724
          Income taxes payable                         1,653,269      1,395,607
                                                   -------------   ------------
              Total current liabilities               36,847,522     31,108,463

      Other liabilities                                3,632,432      3,632,432
      Deferred income taxes                              361,863        361,863
      Long-term debt, less current portion            40,000,000     40,000,000
                                                   -------------   ------------
              Total liabilities                       80,841,817     75,102,758
                                                   -------------   ------------
     Shareholders' equity:
          Common stock $1 par value, authorized
            10,000,000 shares; issued
            6,588,544 shares                          6,588,544       6,588,544
          Additional paid-in capital                  5,025,700       5,027,940
          Foreign currency translation adjustment      (413,954)       (492,831)
          Retained earnings                          54,902,252      52,659,920
                                                   -------------   ------------
                                                     66,102,542      63,783,573
          Less: Treasury stock, at cost,
           2,410,130 shares and
           2,410,554 shares, respectively           (24,093,780)    (23,867,674)
           Receivable for stock options exercised   (1,750,078)     (1,894,664)
                                                   -------------   ------------
              Total shareholders' equity             40,258,684       8,021,235
                                                    -------------   ------------
              Total liabilities and shareholders'
               equity                              $121,100,501    $113,123,993
                                                    -------------   ------------
                                                    -------------   ------------

       See accompanying notes to unaudited consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)




                                        THREE MONTHS ENDED
                                     MARCH 31        MARCH 31
                                       1996            1995
                                     -----------    -----------
Net sales                            $56,093,608    $50,697,539
                                     -----------    -----------
Cost of goods sold                    22,815,167     19,538,749
Selling and administrative expenses   28,360,202     27,171,527
                                     -----------    -----------
                                      51,175,369     46,710,276
                                     -----------    -----------
  Operating income                     4,918,239      3,987,263
                                     -----------    -----------

Interest expense                         951,588        958,214
Interest income                          (81,842)       (81,956)
                                     -----------    -----------
  Interest expense, net                  869,746        876,258
                                     -----------    -----------

Earnings before income taxes           4,048,493      3,111,005
Income taxes                           1,660,000      1,275,000
                                     -----------    -----------

  Net earnings                       $ 2,388,493    $ 1,836,005
                                     -----------    -----------
                                     -----------    -----------

Weighted average common
  shares outstanding (A)               4,875,000      4,928,000
                                     -----------    -----------
                                     -----------    -----------
Earnings per common share (A)        $      0.49    $      0.37
                                     -----------    -----------
                                     -----------    -----------
Dividends per common share (A)       $     0.035    $    0.0325
                                     -----------    -----------
                                     -----------    -----------

(A) Adjusted to reflect a 2-for-1 stock split effective June 16, 1995.







See accompanying notes to unaudited consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)



                                                     MARCH 31       MARCH 31
                                                      1996            1995
                                                  -----------      -----------
Cash flows from operating activities:
Net earnings                                      $ 2,388,493      $ 1,836,005
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                     1,198,731        1,041,301
  Provision for doubtful accounts                     138,000          138,000
  Other non-cash operating items                       76,636          140,014
  Changes in operating assets and liabilities:
      Accounts receivable                          (6,934,843)      (4,885,265)
      Inventories                                  (2,177,551)      (4,506,972)
      Prepaid expenses and other current assets       877,515        1,278,819
      Other assets and other liabilities              260,447           (7,507)
      Accounts payable                              2,661,281          113,803
      Accrued liabilities                           2,982,930        4,700,250
      Income taxes payable                            257,662          588,826
      Other liabilities                                     -          (73,146)
                                                  -----------      -----------
      Net cash provided by operating activities     1,729,301          364,128
                                                  -----------      -----------
Cash flows used in investing activities:
      Property, plant and equipment additions      (1,352,808)      (1,540,070)
                                                  -----------      -----------
      Net cash used in investing activities        (1,352,808)      (1,540,070)
                                                  -----------      -----------

Cash flows used in financing activities:
      Principal payments of long-term debt            (17,189)        (110,853)
      Proceeds from issuance of common stock
          upon exercise of options                    136,286          254,600
      Decrease in receivable for stock
        options exercised                             144,586          202,811
      Purchase of treasury stock                     (362,392)        (828,554)
      Dividends paid                                 (291,786)        (273,499)
                                                  -----------      -----------
      Net cash used in financing activities          (390,495)        (755,495)
                                                  -----------      -----------

Net decrease in cash and cash equivalents             (14,002)      (1,931,437)

Cash and cash equivalents beginning of year         8,563,375       10,125,568
                                                  -----------      -----------
Cash and cash equivalents at end of period        $ 8,549,373      $ 8,194,131
                                                  -----------      -----------
                                                  -----------      -----------





See accompanying notes to unaudited consolidated financial statements.

                             DEL LABORATORIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             MARCH 31, 1996 AND 1995

                                   (UNAUDITED)



In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, the results of operations for the three months ended March 31, 1996 and 1995 and statements of cash flows for the three months ended March 31, 1996 and 1995.


Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year-end adjustments and independent audit.


Classification of inventories at March 31, 1996 and December 31, 1995 were as follows:

                           1996              1995
                       -----------       -----------
     Raw Materials     $19,804,908       $15,645,998

     Work In Process     3,877,214         3,888,456

     Finished Goods     15,573,338        17,543,455
                       -----------       -----------
                       $39,255,460       $37,077,909
                       -----------       -----------
                       -----------       -----------

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

(1)  LIQUIDITY AND CAPITAL RESOURCES

     Under its institutional debt covenants, the Company is permitted a level of short-term borrowings not to exceed $15,000,000. Presently, the Company has arrangements with banks which provide up to $27,500,000 of short-term lines of credit at the prime rate of interest. There were no short-term borrowings at March 31, 1996 and December 31, 1995.

     The Company has, from time to time, acquired shares of its common stock pursuant to a plan approved by the Board of Directors in 1987. During the first three months of 1996, the Company purchased 12,505 shares at an average cost of $29.01 per share, and such shares were placed in treasury. The shares purchased during the first three months of 1996 were from open market purchases and from employees who held shares issued pursuant to the Company's stock option plan.

     The Company believes that currently available funds, anticipated funds from operations and existing credit facilities will be adequate for its foreseeable needs.

     At March 31, 1996, accounts receivable were $31,423,000, an increase of $6,797,000 from the December 31, 1995 level. At March 31,1995, accounts receivable were $23,440,000, an increase of $4,747,000 from the December 31, 1994 level. The increase is primarily attributable to the increased level of sales during the first quarter of 1996.

     Inventories at March 31, 1996 were $39,255,000, an increase of $2,178,000 from the December 31, 1995 level. The inventory increase is primarily in
     the cosmetics division.    The strong demand for cosmetics products has
     necessitated maintaining high levels of inventory in support of product scheduling and shipping requirements.

     Accounts payable and accrued liabilities at March 31, 1996 increased by
     $5,499,000 from the December 31, 1995 level.   For the comparable 1995
     period, accounts payable and accrued liabilities increased by $4,677,000.

(2)  RESULTS OF OPERATIONS

     SALES

     Sales for the first quarter of 1996 were $56.1 million, 10.6% above the $50.7 million of sales for the first quarter of 1995.

     The first quarter 1996 results reflect a sales increase in both the cosmetics and pharmaceutical divisions.

     COST OF SALES

     Cost of sales for the first quarter of 1996, as a percentage of net sales, was 40.7%, compared with 38.5 % in the corresponding period of 1995.


     The increase in first quarter 1996 cost of sales over the comparable period in 1995 is primarily attributable to the mix of business within the cosmetics and pharmaceutical divisions.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased on a dollar basis in the first quarter of 1996 versus the first quarter of 1995, but decreased as a percentage
of net sales to 50.6% from 53.6%.   A combination of increased net sales and a
leveling of advertising and promotional expenditures are the primary reasons for the decreased percentage in the first quarter of 1996.


NET INTEREST EXPENSE

Net interest expense for the first quarter of 1996 was $870,000 compared with $876,000 incurred in the first quarter of 1995.


PROVISION FOR INCOME TAXES

The provision for income taxes is 41% of earnings before income taxes in both the first quarter of 1996 and 1995.

NET EARNINGS

Net earnings for the first quarter of 1996 were $2,388,000, 30.1% above the $1,836,000 reported for the first quarter of 1995.


LEGAL MATTERS

The Company has been notified that it has been identified as a potentially responsible party with respect to environmental remediation activities required at a site in Pennsylvania. The total cost to the Company of remediation activities that it may be required to undertake cannot yet be quantified, although the Company is one of over 900 potentially responsible parties that have been identified at the site. Although no dollar amount can be assigned to remediation costs because of inherent uncertainties, on the basis of currently available information, management has determined that such costs will not have a material adverse effect on the Company's financial position. It is the Company's policy to meet all regulatory requirements for the protection of the environment and to take prompt remedial action where necessary.

In July 1994, the Equal Employment Opportunity Commission ("EEOC") filed suit against the Company in the United States District Court for the Eastern District of New York alleging sexual discrimination against certain present and former employees of the Company in violation of Title VII of the Civil Rights Act of 1964, as amended. On August 3, 1995, the Court approved a consent decree between the Company and the EEOC settling the case. The Company denied that it engaged in any unlawful conduct, and the consent decree expressly acknowledges that the settlement does not constitute an admission by the Company of any violation of any law, rule or regulation relating to employment discrimination. The Board of Directors determined that the settlement was in the best interest of the Company and its shareholders, considering the expense that would have resulted from continued litigation and the time and attention of management and employees that would necessarily have been required.

Pursuant to the settlement, the Company agreed to pay 15 former employees a total sum of $1,185,000. The settlement also incorporated the Company's revised sexual harassment policy which includes a revised complaint procedure.

On August 9, 1995, two stockholder derivative actions were filed in the Court of Chancery of the State of Delaware against members of the Company's Board of Directors and a former director, as well as the Company as a nominal defendant. The actions, which have been consolidated, allege breach of fiduciary duty and waste of corporate assets by the directors in connection with matters alleged in the lawsuit brought by the EEOC (as described above)
and the investigation and settlement of that lawsuit.   The consolidated
stockholder derivative action seeks to compel the directors to account to the Company for amounts paid in connection with the defense and settlement of the
lawsuit brought by the EEOC and seeks certain other relief.   The Company
believes that this derivative action is without merit. Counsel for the directors has filed a motion to dismiss the action, which is currently pending before the court.

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


  10      Material Contracts                 -              Not Applicable


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

     None

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




                                     DEL LABORATORIES, INC.
                                     ----------------------
                                     (Registrant)





Date:     May 13, 1996               Dan K. Wassong
                                     ----------------------
                                     Dan K. Wassong
                                     Chairman, President and
                                     Chief Executive Officer





Date:     May 13, 1996               Melvyn C. Goldstein
                                     ----------------------
                                     Melvyn C. Goldstein
                                     Vice President of Finance
                                     and Principal Financial Officer