Form 10-Q
period 1996-06-30
DEL LABORATORIES INC
filed 1996-08-13
CIK 27751

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q


(Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----                 SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to ____


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

                     YES  (X)                     NO  ( )

The number of shares of Common Stock, $1 par value, outstanding as of August 12, 1996 was 4,168,752.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                         Assets                                     June 30          December 31
                         ------                                       1996              1995
                                                                 -------------     -------------
Current assets:
     Cash and cash equivalents                                   $   6,244,847     $   8,563,375
     Accounts receivable-less allowance for
            doubtful accounts of $1,550,000
            and $1,700,000, respectively                            31,533,878        24,626,182
     Inventories                                                    37,781,008        37,077,909
     Prepaid expenses and other current assets                       1,103,720         1,282,464
                                                                 -------------     -------------
                   Total current assets                             76,663,453        71,549,930
                                                                 -------------     -------------

     Property, plant and equipment, net                             27,204,772        26,840,799
     Intangibles arising from acquisitions, net                      9,127,950         9,259,050
     Other assets                                                    5,774,448         5,474,214
                                                                 -------------     -------------
                   Total assets                                  $ 118,770,623     $ 113,123,993
                                                                 =============     =============

                         Liabilities and Shareholders' Equity
                         ------------------------------------

     Current liabilities:
            Current portion of long-term debt                    $      35,598     $      70,395
            Accounts payable                                        15,771,988        15,147,737
            Accrued liabilities                                     17,222,342        14,494,724
            Income taxes payable                                       323,435         1,395,607
                                                                 -------------     -------------

                   Total current liabilities                        33,353,363        31,108,463

     Other liabilities                                               3,632,432         3,632,432
     Deferred income taxes                                             361,863           361,863
     Long-term debt, less current portion                           40,000,000        40,000,000
                                                                 -------------     -------------

                   Total liabilities                                77,347,658        75,102,758
                                                                 -------------     -------------

     Shareholders' equity:
            Common stock $1 par value, authorized 10,000,000
              shares; issued 6,588,544 shares                        6,588,544         6,588,544
            Additional paid-in capital                               4,993,878         5,027,940
            Foreign currency translation adjustment                   (425,895)         (492,831)
            Retained earnings                                       56,953,097        52,659,920
                                                                 -------------     -------------
                                                                    68,109,624        63,783,573
            Less: Treasury stock, at cost, 2,418,927 shares
            and 2,410,554 shares, respectively                     (24,941,167)      (23,867,674)
            Receivable for stock options exercised                  (1,745,492)       (1,894,664)
                                                                 -------------     -------------

                   Total shareholders' equity                       41,422,965        38,021,235
                                                                 -------------     -------------

                   Total liabilities and shareholders' equity    $ 118,770,623     $ 113,123,993
                                                                 =============     =============

See accompanying notes to unaudited consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED

                                           JUNE 30           JUNE 30          JUNE 30           JUNE 30
                                            1996              1995             1996              1995
                                       -------------     -------------     -------------     -------------

Net sales                              $  58,059,573     $  52,655,828     $ 114,153,182     $ 103,353,368
                                       -------------     -------------     -------------     -------------

Cost of goods sold                        24,216,446        21,586,955        47,031,614        41,125,704
Selling and administrative expenses       29,288,933        27,327,125        57,649,137        54,498,652
                                       -------------     -------------     -------------     -------------

                                          53,505,379        48,914,080       104,680,751        95,624,356
                                       -------------     -------------     -------------     -------------

    Operating income                       4,554,194         3,741,748         9,472,431         7,729,012
                                       -------------     -------------     -------------     -------------


Interest expense                             951,169           955,670         1,902,756         1,913,884
Interest income                             (120,245)          (97,871)         (202,088)         (179,827)
                                       -------------     -------------     -------------     -------------

    Interest expense, net                    830,924           857,799         1,700,668         1,734,057
                                       -------------     -------------     -------------     -------------

Earnings before income taxes               3,723,270         2,883,005         7,771,763         5,994,955
Income taxes                               1,526,000         1,182,000         3,186,000         2,457,000
                                       -------------     -------------     -------------     -------------


    Net earnings                       $   2,197,270     $   1,701,949     $   4,585,763     $   3,537,955
                                       =============     =============     =============     =============

Weighted average common
  shares outstanding                       4,876,000         4,965,000         4,875,000         4,952,000
                                       =============     =============     =============     =============


Earnings per common share              $        0.45     $        0.34     $        0.94     $        0.72
                                       =============     =============     =============     =============



Dividends per common share             $       0.035     $       0.033     $       0.070     $       0.065
                                       =============     =============     =============     =============

See accompanying notes to unaudited consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                         JUNE 30          JUNE 30
                                                          1996             1995
                                                      ------------     ------------
Cash flows from operating activities:
Net earnings                                          $  4,585,763     $  3,537,955
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                         2,397,554        2,042,835
   Provision for doubtful accounts                         276,000          276,000
   Other non-cash operating items                          177,657           10,474
   Changes in operating assets and liabilities:
         Accounts receivable                            (7,183,696)      (8,195,925)
         Inventories                                      (703,099)      (6,475,682)
         Prepaid expenses and other current assets         178,744          579,448
         Other assets and other liabilities               (300,234)         792,080
         Accounts payable                                  624,251        1,666,635
         Accrued liabilities                             2,727,619        6,504,779
         Income taxes payable                           (1,072,172)       1,244,176
         Other liabilities                                    --            (73,146)
                                                      ------------     ------------

         Net cash provided by operating activities       1,708,387        1,909,629
                                                      ------------     ------------

Cash flows used in investing activities:
         Property, plant and equipment additions        (2,630,427)      (3,700,494)
                                                      ------------     ------------

         Net cash used in investing activities          (2,630,427)      (3,700,494)
                                                      ------------     ------------

Cash flows used in financing activities:
         Principal payments of long-term debt              (34,795)        (211,554)
         Proceeds from issuance of common stock
               upon exercise of options                    465,735        1,799,286
         Decrease in receivable for stock
               options exercised                           149,172          256,484
         Purchase of treasury stock                     (1,538,342)      (4,835,730)
         Dividends paid                                   (438,258)        (412,129)
                                                      ------------     ------------

         Net cash used in financing activities          (1,396,488)      (3,403,643)
                                                      ------------     ------------

Net decrease in cash and cash equivalents               (2,318,528)      (5,194,508)

Cash and cash equivalents beginning of year              8,563,375       10,125,568
                                                      ------------     ------------

Cash and cash equivalents at end of period            $  6,244,847     $  4,931,060
                                                      ============     ============

See accompanying notes to unaudited consolidated financial statements.

                             DEL LABORATORIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995

                                   (UNAUDITED)



In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, the results of operations for the three and six months ended June 30, 1996 and 1995 and statements of cash flows for the six months ended June 30, 1996 and 1995.

Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year-end adjustments and independent audit.

Classification of inventories at June 30, 1996 and December 31, 1995 were as follows:

                                       1996                   1995
                                       ----                   ----

    Raw Materials                  $22,291,289             $15,645,998

    Work In Process                  4,025,536               3,888,456

    Finished Goods                  11,464,183              17,543,455
                                   -----------             -----------

                                   $37,781,008             $37,077,909
                                   ===========             ===========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      LIQUIDITY AND CAPITAL RESOURCES

         Under its institutional debt covenants, the Company is permitted a level of short-term borrowings not to exceed $15,000,000. Presently, the Company has arrangements with banks which provide up to $27,500,000 of short-term lines of credit at the prime rate of interest. There were no short-term borrowings at June 30, 1996 and December 31, 1995.

         The Company has, from time to time, acquired shares of its common stock pursuant to a plan approved by the Board of Directors in 1987. During the first six months of 1996, the Company purchased 54,823 shares at an average cost of $28.06 per share, and such shares were placed in treasury. The shares purchased during the first six months of 1996 were from open market purchases and from employees who held shares issued pursuant to the Company's stock option plans.

         The Company believes that currently available funds, anticipated funds from operations and existing credit facilities will be adequate for its foreseeable needs.

         At June 30, 1996, accounts receivable were $31,534,000, an increase of $6,908,000 from the December 31, 1995 level. The increase is primarily attributable to the increased level of sales during the second quarter of 1996. At June 30,1995, accounts receivable were $26,613,000, an increase of $7,920,000 from the December 31, 1994 level.

         Inventories at June 30, 1996 were $37,781,000, an increase of $703,000 from the December 31, 1995 level. The inventory increase is primarily in the cosmetics division. The strong demand for cosmetics products has necessitated maintaining high levels of inventory in support of product scheduling and shipping requirements.

         Accounts payable and accrued liabilities at June 30, 1996 increased by $3,352,000 from the December 31, 1995 level. For the comparable 1995 period, accounts payable and accrued liabilities increased by $8,034,000.


(2)      RESULTS OF OPERATIONS

         Sales

         Sales for the second quarter of 1996 were $58.1 million, 10.3% above the $52.7 million of sales for the second quarter of 1995.

         The second quarter 1996 results reflect a sales increase in both the cosmetics and pharmaceutical divisions.


         Cost of Sales

         Cost of sales for the second quarter of 1996, as a percentage of net sales, was 41.7%, compared with 41.0 % in the corresponding period of 1995.


         The increase in second quarter 1996 cost of sales over the comparable period in 1995 is primarily attributable to the mix of business within the cosmetics and pharmaceutical divisions.

Selling and Administrative Expenses

Selling and administrative expenses increased on a dollar basis in the second quarter of 1996 versus the second quarter of 1995, but decreased as a percentage of net sales to 50.4% from 51.9%. A combination of increased net sales and a leveling of advertising and promotional expenditures are the primary reasons for the decreased percentage in the second quarter of 1996.


Net Interest Expense

Net interest expense for the second quarter of 1996 was $831,000 compared with $858,000 incurred in the second quarter of 1995. The decreased net interest expense is primarily attributable to increased interest income.


Provision for Income Taxes

The provision for income taxes is 41% of earnings before income taxes in both the second quarter of 1996 and 1995.

Net Earnings

Net earnings for the second quarter of 1996 were $2,197,000, 29.1% above the $1,702,000 reported for the second quarter of 1995.


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

PART II - OTHER INFORMATION

Item 4. The following matters were approved by stockholders at the 1996 Annual Meeting of Stockholders on June 3, 1996.

                                                                Votes Against
                                                  Votes For     or Abstentions
                                                  ---------     --------------
   1.       Amendments to Articles Sixth and
            Tenth of the Corporations Restated
            Certificate of Incorporation          3,396,958         534,166


            In addition, Robert A. Kavesh, Steven Kotler and Marcella Maxwell were each elected as Directors for a three year term.



Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibit Index

Item No.          Exhibit                             Exhibit No.             Description
- --------          -------                             -----------             -----------

    2             Plan of acquisition                     -             Not Applicable
                  reorganization, arrange-
                  ment, liquidation, or
                  succession.

    3             Articles of Incorporation               1             Certificate of Amendment,
                  and By-Laws                                           filed with Secretary of State
                                                                        of Delaware, on June 4, 1996

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


                                             DEL LABORATORIES, INC.
                                             -----------------------------------
                                             (Registrant)



Date:  August 12, 1996                       /s/ Dan K. Wassong
- ------------------------------------         -----------------------------------
                                             Dan K. Wassong
                                             Chairman, President and
                                             Chief Executive Officer



Date:  August 12, 1996                       /s/ Melvyn C. Goldstein
- ------------------------------------         -----------------------------------
                                             Melvyn C. Goldstein
                                             Vice President of Finance
                                             and Principal Financial Officer