Form 10-Q
period 1996-09-30
DEL LABORATORIES INC
filed 1996-11-14
CIK 27751

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.  20549


                                      FORM 10-Q


(MARK ONE)

      X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----                 SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----                 SECURITIES EXCHANGE ACT OF 1934
               For the transition period from            to
                                              ----------    -----------

                              Commission File No. 1-5439


                                DEL LABORATORIES, INC.
                                ----------------------
                (Exact name of registrant as specified in its charter)




            DELAWARE                                            13-1953103
------------------------------                             --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)



                  565 BROAD HOLLOW ROAD, FARMINGDALE, NEW YORK 11735
                 ----------------------------------------------------
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

                       YES  (X)                     NO  ( )

The number of shares of Common Stock, $1 par value, outstanding as of November 13, 1996 was 4,170,562.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                       SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                             ASSETS                  September 30 December 31
                                                         1996         1995
                                                     ------------ ------------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                         $ 10,633,226   $  8,563,375
  Accounts receivable-less allowance for
    doubtful accounts of $1,300,000
    and $1,700,000 respectively                        31,156,536    24,626,182
  Inventories                                          35,042,573    37,077,909
  Prepaid expenses and other current assets             1,110,425     1,282,464
                                                      -----------   -----------
       Total current assets                            77,942,760    71,549,930
                                                      -----------   -----------

  Property, plant and equipment, net                   27,264,608    26,840,799
  Intangibles arising from acquisitions, net            9,062,400     9,259,050
  Other assets                                          5,763,600     5,474,214
                                                       -----------  -----------
       Total assets                                 $ 120,033,368  $113,123,993
                                                      -----------   -----------
                                                      -----------   -----------

         LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Current portion of long-term debt               $      17,562  $     70,395
    Accounts payable                                   13,524,761    15,147,737
    Accrued liabilities                                19,141,285    14,494,724
    Income taxes payable                                  330,546     1,395,607
                                                      -----------   -----------

       Total current liabilities                       33,014,154    31,108,463

  Long-term pension liability, less current portion     3,632,432     3,632,432
  Deferred income taxes                                   361,863       361,863
  Long-term debt, less current portion                 40,000,000    40,000,000
                                                      -----------   -----------
       Total liabilities                               77,008,449    75,102,758
                                                      -----------   -----------

  Shareholders' equity:
    Common stock $1 par value, authorized
      10,000,000 shares; issued 8,784,725
      shares (A)                                        8,784,725     8,784,725
    Additional paid-in capital (A)                      3,014,819     2,831,759
    Foreign currency translation adjustment              (447,762)     (492,831)
    Retained earnings                                  59,381,925    52,659,920
                                                      -----------    -----------
                                                       70,733,707    63,783,573
    Less: Treasury stock, at cost, 3,246,012 shares
    and 3,214,072 shares, respectively (A)            (25,967,882)  (23,867,674)
    Receivable for stock options exercised             (1,740,906)   (1,894,664)
                                                      -----------   -----------

       Total shareholders' equity                      43,024,919    38,021,235
                                                      -----------   -----------

       Total liabilities and shareholders' equity   $ 120,033,368  $113,123,993
                                                      -----------   -----------
                                                      -----------   -----------

(A) Adjusted to reflect a 4-for-3 stock split effective November 8, 1996.

See accompanying notes to unaudited consolidated financial statements.

                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)




                                                    THREE MONTHS ENDED           NINE MONTHS ENDED

                                                  SEPT. 30      SEPT. 30       SEPT. 30       SEPT. 30
                                                   1996           1995           1996           1995
                                                  -------       --------       --------       --------
Net sales                                      $ 60,353,721   $ 55,113,948   $174,506,903   $158,467,316
                                               ------------   ------------   ------------    -----------

Cost of goods sold                               27,612,488     23,668,884     74,644,102     64,794,588
Selling and administrative expenses              27,516,000     27,172,023     85,165,137     81,670,675
                                               ------------   ------------   ------------    -----------

                                                 55,128,488     50,840,907    159,809,239    146,465,263
                                               ------------   ------------   ------------    -----------

  Operating income                                5,225,233      4,273,041     14,697,664     12,002,053
                                               ------------   ------------   ------------    -----------


Interest expense                                    941,224        954,767      2,843,980      2,868,651
Interest income                                     (79,663)       (32,377)      (281,751)      (212,204)
                                               ------------   ------------   ------------    -----------

  Interest expense, net                             861,561        922,390      2,562,229      2,656,447
                                               ------------   ------------   ------------    -----------

Earnings before income taxes                      4,363,672      3,350,651     12,135,435      9,345,606
Income taxes                                      1,789,000      1,374,000      4,975,000      3,831,000
                                               ------------   ------------   ------------    -----------

  Net earnings                                 $  2,574,672   $  1,976,651   $  7,160,435   $  5,514,606
                                               ------------   ------------   ------------    -----------
                                               ------------   ------------   ------------    -----------

Weighted average common
  shares outstanding (A)                          6,456,000      6,425,000      6,484,000      6,529,000
                                               ------------   ------------   ------------    -----------
                                               ------------   ------------   ------------    -----------


Earnings per common share (A)                   $      0.40   $       0.31   $       1.10   $       0.85
                                               ------------   ------------   ------------    -----------
                                               ------------   ------------   ------------    -----------


Dividends per common share (A)                  $     0.026   $      0.026   $      0.079    $     0.075
                                               ------------   ------------   ------------    -----------
                                               ------------   ------------   ------------    -----------


(A)   Adjusted to reflect a 4-for-3 stock split effective November 8, 1996.


See accompanying notes to unaudited consolidated financial statements.

                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)



                                                         SEPT. 30         SEPT. 30
                                                           1996             1995
                                                      -------------     ------------
Cash flows from operating activities:
Net earnings                                             $7,160,435       $5,514,606
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                           3,596,343        3,044,613
  Provision for doubtful accounts                           368,000          368,000
  Other non-cash operating items                            189,805           17,896
  Changes in operating assets and liabilities:
    Accounts receivable                                  (6,898,354)      (9,755,294)
    Inventories                                           2,035,336       (4,823,737)
    Prepaid expenses and other current assets               172,039          827,648
    Other assets and other liabilities                     (289,386)          82,441
    Accounts payable                                     (1,622,976)      (1,279,487)
    Accrued liabilities                                   4,646,561        9,072,653
    Income taxes payable                                 (1,065,060)       1,758,784
    Other liabilities                                         -              (73,146)
                                                      -------------     ------------

    Net cash provided by operating activities             8,292,743        4,754,977
                                                      -------------     ------------

Cash flows used in investing activities:
    Property, plant and equipment additions              (3,823,502)      (5,005,281)
                                                      -------------     ------------

    Net cash used in investing activities                (3,823,502)      (5,005,281)
                                                      -------------     ------------

Cash flows used in financing activities:
    Principal payments of long-term debt                    (52,831)        (227,977)
    Proceeds from issuance of common stock
       upon exercise of options                             987,226        1,848,112
    Decrease in receivable for stock
       options exercised                                    153,758          262,621
    Purchase of treasury stock                           (2,903,489)      (5,766,207)
    Dividends paid                                         (584,054)        (559,492)
                                                      -------------     ------------

    Net cash used in financing activities                (2,399,390)      (4,442,943)
                                                      -------------     ------------


Net increase (decrease) in cash and cash equivalents      2,069,851       (4,693,247)

Cash and cash equivalents beginning of year               8,563,375       10,125,568
                                                      -------------     ------------

Cash and cash equivalents at end of period            $  10,633,226    $   5,432,321
                                                      -------------     ------------
                                                      -------------     ------------



See accompanying notes to unaudited consolidated financial statements.

                                DEL LABORATORIES, INC.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1996 AND 1995

                                     (UNAUDITED)







1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and statements of cash flows for the nine months ended September 30, 1996 and 1995.

    Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year-end adjustments and independent audit.

    These financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 31, 1995.

2. Classification of inventories at September 30, 1996 and December 31, 1995 were as follows:



                                  1996         1995
                                   ----         -----

    Raw Materials            $20,711,592    $15,645,998

    Work In Process            3,820,636      3,888,456

    Finished Goods            10,510,345     17,543,455
                             -----------    -----------

                             $35,042,573    $37,077,909
                             -----------    -----------
                             -----------    -----------




3. Earnings per common share is computed under the "modified treasury stock method" which assumes the exercise of all outstanding options and warrants and the use of the proceeds thereof to acquire up to 20% of the outstanding common stock of the Company. Excess proceeds not utilized for the purchase of such shares are assumed utilized, first to reduce outstanding debt and then any remainder is assumed invested in interest bearing securities with net earnings increased for the hypothetical interest expense savings or interest income, net of taxes.

    On October 29, 1996, the Company's Board of Directors authorized a 4-for-3 split of its Common Stock. Distribution of the split shares will be made on November 29, 1996 to shareholders of record at the close of business on November 8, 1996. All share, per share and conversion amounts relating to common stock included in the accompanying consolidated financial statements have been restated to reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(1) LIQUIDITY AND CAPITAL RESOURCES

    Under its institutional debt covenants, the Company is permitted a level of short-term borrowings not to exceed $15,000,000. Presently, the Company has arrangements with banks which provide up to $27,500,000 of short-term lines of credit at the prime rate of interest. There were no short-term borrowings at September 30, 1996 and December 31, 1995.

    The Company has, from time to time, acquired shares of its common stock pursuant to a plan approved by the Board of Directors in 1987. During the first nine months of 1996, the Company purchased 137,399 shares at an average cost of $21.14 per share, and such shares were placed in treasury. The shares purchased during the first nine months of 1996 were from open market purchases and from employees who held shares issued pursuant to the Company's stock option plans.

    The Company believes that currently available funds, anticipated funds from operations and existing credit facilities will be adequate for its foreseeable needs.

    At September 30, 1996, accounts receivable were $31,157,000, an increase of $6,530,000 from the December 31, 1995 level. The increase is primarily attributable to the increased level of sales during the third quarter of 1996. At September 30, 1995, accounts receivable were $28,080,000 an increase of $9,387,000 from the December 31, 1994 level.

    Inventories at September 30, 1996 were $35,043,000, a decrease of $2,035,000 from the December 31, 1995 level.

    Accounts payable and accrued liabilities at September 30, 1996 increased by $3,024,000 from the December 31, 1995 level. For the comparable 1995 period, accounts payable and accrued liabilities increased by $7,656,000.

(2) RESULTS OF OPERATIONS

    SALES

    Sales for the quarter ended September 30, 1996 were $60.4 million, 9.5% above the $55.1 million of sales for the quarter ended September 30, 1995. Sales for the nine months ended September 30, 1996 were $174.5 million, 10.1% above the $158.5 million of sales for the nine months ended September 30, 1995.

    Sales in the Company's cosmetics division rose by approximately 11% for both the quarter and nine months ended September 30, 1996. Sales in the pharmaceutical division rose by approximately 3% and 7% for the quarter and nine months ended September 30, 1996, respectively.

    COST OF SALES

    Cost of sales for the quarter ended September 30, 1996, as a percentage of net sales, was 45.8%, compared with 42.9% in the corresponding period of 1995. Cost of sales for the nine months ended September 30, 1996, as a percentage of net sales, was 42.8% compared with 40.9% in the corresponding period of 1995.

    The promotional nature of color cosmetics and natural based beauty products dictates the need for periodic inventory review and disposition. The increased cost of sales as a percentage of net sales for both the three months and nine months ended September 30, 1996 is due principally to the disposition and valuation of excess cosmetic inventory. To a lesser extent, the rapid growth of net sales in the cosmetics division, which carries a higher cost of sales than the pharmaceutical division, created a mix of business that yielded an increased cost of sales.

    SELLING AND ADMINISTRATIVE EXPENSES

    Selling and administrative expenses were 45.6% of net sales for the quarter ended September 30, 1996 versus 49.3% in the corresponding period in 1995. For the nine months ended September 30, 1996, selling and administrative expenses were 48.8% of net sales compared with 51.5% in the corresponding period in 1995. While there has been some increase in advertising and promotional expenditures, the Company, on a year to year basis, has generally held other selling and administrative expenses in line. The control of expenses, year to year, coupled with the increased sales volume, has caused selling and administrative expenses to decline, as a percentage of net sales.

    NET INTEREST EXPENSE

    Net interest expense for the quarter ended September 30, 1996 was $862,000 compared with $922,000 incurred in the quarter ended September 30, 1995. Net interest expense for the nine months ended September 30, 1996 was $2,562,000, compared with $2,656,000 for the nine months ended September 30, 1995. The decreased net interest expense is primarily attributable to increased interest income.

    PROVISION FOR INCOME TAXES

    In both the quarter and nine months ended September 30, 1996 and 1995, the Company is providing for income taxes at the expected effective rate of 41%.

    NET EARNINGS

    Net earnings for the quarter ended September 30, 1996 were $2,575,000, 30.2% above the $1,977,000 reported for the quarter ended
    September 30, 1995. For the nine months ended September 30, 1996, net earnings were $7,160,000, 29.8% above the $5,515,000 reported for the nine months ended September 30, 1995.

    LEGAL MATTERS

    The Company had been identified as one of over 900 potentially responsible parties with respect to environmental remediation activities required at a site in Pennsylvania. In November 1996, the Company accepted a proposal under which the Company agreed to settle its liability at the site; however, the matter may be reopened if total site remediation costs exceed a certain sum. It is impossible to fix a dollar amount on any such additional liability at this time. However, based upon the information currently available, management has determined that any such costs will not have a material adverse effect on the Company's results of operations or financial condition.

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



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


(a) Exhibit Index
    -------------

Item No. Exhibit                       Exhibit No.    Description
-------  -------                       -----------    -----------

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

 99      Additional exhibits                -         Not Applicable


(b)   Reports on Form 8-K
      --------------------
      None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  DEL LABORATORIES, INC.
                                  (Registrant)








Date:  November 14, 1996          Dan K. Wassong
---------------------------       ---------------------------------
                                  Dan K. Wassong
                                  Chairman, President and
                                  Chief Executive Officer








Date: November 14, 1996           Melvyn C. Goldstein
---------------------------       ---------------------------------
                                  Melvyn C. Goldstein
                                  Vice President of Finance
                                  and Principal Financial Officer









Date: November 14, 1996           Laurence Usdin
---------------------------       ---------------------------------
                                  Laurence Usdin
                                  Vice President - Corporate Controller