Form 10-K/A
period 1995-12-31
DEL LABORATORIES INC
filed 1996-12-16
CIK 27751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

                                    AMENDMENT NO. 1

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
                          Commission file number 1-5439
                                                 ------

                          DEL LABORATORIES, INC.
                          ----------------------
          (Exact name of registrant as specified in its charter)

    Delaware                                               13-1953103
    --------                                               ----------
(State or other jurisdiction of                  (I.R.S. Employer I.D. Number)
 incorporation or organization)

565 Broad Hollow Road, Farmingdale, NY                        11735
--------------------------------------                        -----
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:   (516) 293-7070
                                                      --------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class               Name of each exchange on which registered
-------------------               -----------------------------------------
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

                            Yes  X        No
                                ---           ---
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

The number of shares of Common Stock, $1 Par Value, outstanding as of March 21, 1996 was 4,178,414 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE:

                                       Part of the Form 10-K into
                                       which the Document is
Document                               Incorporated
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


c)   NARRATIVE DESCRIPTION OF BUSINESS

(1)  (i)  PRINCIPAL PRODUCTS AND PRINCIPAL MARKETS

     The principal products in the cosmetics segment are nail care, color cosmetics, beauty implements, bleach and depilatories, hair care products, personal care products and other related cosmetics items. The products in the Company's cosmetics segment are marketed under such well-known brand names as Sally Hansen "Hard As Nails" and Sally Hansen
     Professional Nail in nail care; Quencher and Natural Glow In color cosmetics; and Naturistics, Nutri-Tonic and La Cross in personal care products. The principal products in the pharmaceutical segment are all of a proprietary nature and range from oral analgesics to acne treatment products and ear drop medications. The products in the pharmaceutical segment are marketed under such well-known brand names as Orajel in oral analgesics; Propa P.H. in acne treatment; Pronto in personal hygiene; Arthricare in topical arthritis treatment; and Auro-Dri in water-clogged ear remedies. The products are sold principally in the United States and Canada, through the Registrant's sales force and independent sales representatives to wholesalers, independent and chain drug, variety and food stores.

     The Registrant seeks to increase sales by aggresively marketing its products under established brand names. Products from the cosmetics and pharmaceutical divisions of the Registrant are targeted to the mass market including the major national chain drug stores such as Walgreens, RiteAid, CVS, Eckerd and Revco, chain mass merchandisers such as Wal-Mart, Kmart and Target and numerous regional chains. The mass market channels account for a major portion of the decorative color cosmetics market and the majority of over-the-counter pharmaceutical product sales. The Registrant's pharmeceutical products are also distributed to drug wholesalers such as Mckesson Drug and Bergen Brunswig.

     Sales of the Registrant's products are promoted by two in-house national sales forces, one for its cosmetics business and one for its pharmaceutical business. Manufacturers' representatives are used only selectively in those geographical areas where a full-time representative cannot be economically justified. There are no material arrangements or agreements in this area.

     The Registrant advertises its products on television, radio and in magazines. In-store displays and promotional activities are utilized to attract consumer attention and to inform them of the products available in the various brands. Cooperative advertising programs with retailers are also employed to further consumer awareness of our product lines.

     Although the Registrant's products are sold in some foreign countries, export net sales (which exclude sales in Canada and Puerto Rico) have historically not exceeded 5% of total net sales in any year. In 1995, export net sales were approximately 1.6% of the Registrant's total net sales.

     The Registrant's cosmetics business is operated primarily through the Registrant and its wholly-owned subsidiary, Del Laboratories (Canada) Inc., which sells to the Canadian market. The Registrant's pharmaceuticals business is conducted primarily through the Registrant's wholly-owned subsidiary, Del Pharmaceuticals, Inc., and that corporation's wholly-owned subsidiary, Del Pharmaceutics (Canada) Inc., which sells to the Canadian market. The Registrant has also organized a limited number of subsidiaries to conduct business in specific foreign countries. In certain other countries, the Registrant licenses local representatives to sell the Registrant's products.

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

(viii)    BACKLOG

          See response to Item (vi) above.

(ix)      MATERIAL GOVERNMENT CONTRACTS

          Not applicable.

(x)       COMPETITION

          Competition in both the cosmetics and pharmaceutical industries is intense. Many of the principal competitors in each of the Registrant's industry segments are well-established firms with larger financial resources and with sales believed to be in excess of sales made by the Registrant in each applicable segment. The cosmetics industry is particularly sensitive to consumer purchasing power. Consumer brand preferences in the cosmetics and proprietary drug industries are generally influenced by advertising and promotional support. The cosmetics industry is characterized by frequent introduction of new products and the attendant intensification of advertising. See (i) above for a description of the Registrant's advertising activities. Advertising expenditures were $26.0 million in 1995 (12.3% as a percentage of total net sales).

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

The Registrant has, from time to time, acquired shares of its common stock pursuant to a plan approved by the Board of Directors in 1987. The Registrant will generally undertake such purchases if, as and when management believes that the prevailing market price for its Common Stock does not adequately reflect the intrinsic value of the Registrant's business. In 1995, the Registrant purchased 385,477 shares at an average cost of $21.39 per share, and such shares were placed in treasury. The shares purchased in 1995 were predominantly from employees who held shares issued pursuant to the Registrant's stock option plans, with the balance through open market purchases. As of December 31, 1995 the Registrant was authorized to purchase up to 133,321 additional shares based on the then existing Board authorization.

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

The Registrant believes that it would have no difficulty in supplementing internally-generated funds with other sources, including, principally, the amounts available under the short-term lines of credit referred to above.

During 1995, the Registrant generated approximately $9,732,000 of cash from operations. The Registrant believes that existing cash on hand, plus cash from future operations and amounts available under the short-term lines of credit referred to above, will be sufficient to satisfy the Registrant's liquidity needs for the foreseeable future.

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


Net sales to new customers during 1995, 1994 and 1993 were immaterial (less than 1.0% in each year).

COST OF SALES

Cost of sales was 41.7%, 40.0% and 40.6% of net sales in 1995, 1994 and 1993, respectively.

The increased cost of sales in 1995, compared with 1994 and 1993, is largely attributable to an increased level of sales in the Cosmetics Division, which has a higher cost of goods than the Pharmaceutical Division, and the mix of business within the Cosmetics Division (principally as a result of higher sales of Naturistics and La Cross brand products, which have a relatively higher cost of goods).

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased in 1995 and 1994, but decreased as a percentage of net sales to 51.0% in 1995, as compared to 53.0% in 1994 and 52.8% in 1993. A combination of increased net sales, specific cost containment programs which have resulted in relatively small increases in shipping, travel and product promotion expenses and a leveling of advertising expenditures are the primary reasons for the decreased percentage in 1995.

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


Item No.  Item Title          Exhibit No.                   Description
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



Item No.  Item Title          Exhibit No.                   Description
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



Item No.  Item Title          Exhibit No.                   Description
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL LABORATORIES, INC.
(Registrant)



By /s/  Dan K. Wassong                    December 16, 1996
        ----------------------------------
        Dan K. Wassong, Chairman, President & Chief Executive Officer


By /s/  Melvyn C. Goldstein               December 16, 1996
        ----------------------------------
        Melvyn C. Goldstein, Vice President of Finance & Principal Accounting Officer

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

                                   SCHEDULE II

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1994 and 1993


                                                   Additions
                                   Balance at      charged to                    Balance at
                                   beginning       costs and                     end
Description                        of period       Expenses       Deductions(1)  of period
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
 NO.          ITEM TITLE           NO.          DESCRIPTION
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