Form 10-Q/A
period 1996-06-30
DEL LABORATORIES INC
filed 1996-12-16
CIK 27751

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549



                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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

                     YES  (X)                     NO  ( )

The number of shares of Common Stock, $1 par value, outstanding as of August   ,
1996 was             .

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


(2)      RESULTS OF OPERATIONS

         Sales


         Sales for the quarter ended June 30, 1996 were $58.1 million, 10.3% above the $52.7 million of sales for the quarter ended June 30, 1995. Sales for the six months ended June 30, 1996 were $114.2 million, 10.4% above the $103.4 million of sales for the six months ended June 30, 1995.

         Sales in the Company's cosmetics division rose by approximately 12% and 11% for the quarter and six months ended June 30, 1996, respectively. Sales in the pharmaceutical division rose by approximately 6% and 9% for the quarter and six months ended June 30, 1996, respectively.

         Cost of Sales

         Cost of sales for the quarter ended June 30, 1996, as a percentage of net sales, was 41.7%, compared with 41.0 % in the corresponding period of 1995. Cost of sales for the six months ended June 30, 1996, as a percentage of net sales, was 41.2% compared with 39.8% in the corresponding period of 1995.

         The increased cost of sales as a percentage of net sales for both the three months and six months ended June 30, 1996 is primarily attributable to the mix of business within the cosmetics and pharmaceutical divisions.

Selling and Administrative Expenses


Selling and administrative expenses were 50.4% of net sales for the quarter ended June 30, 1996 versus 51.9% in the corresponding period in 1995. For the six months ended June 30, 1996, selling and administrative expenses were 50.5% of net sales compared with 52.7% in the corresponding period in 1995. A combination of increased net sales and a leveling of advertising and promotional expenditures are the primary reasons for the decreased percentages in both the quarter and the six months.


Net Interest Expense


Net interest expense for the quarter ended June 30, 1996 was $831,000 compared with $858,000 incurred in the quarter ended June 30, 1995. Net interest expense for the six months ended June 30, 1996 was $1,701,000 compared with $1,734,000 for the six months ended June 30, 1995. The decreased net interest expense is primarily attributable to increased interest income in the 1996 period.


Provision for Income Taxes


In both the quarter and six months ended June 30, 1996 and 1995, the Company is providing for income taxes at the expected effective rate of 41%.


Net Earnings


Net earnings for the quarter ended June 30, 1996 were $2,197,000, 29.1% above the $1,702,000 reported for the quarter ended June 30, 1995. For the six months ended June 30, 1996, net earnings were $4,586,000, 29.6% above the $3,538,000 reported for the six months ended June 30, 1995.



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

   99             Additional exhibits                     -             Not Applicable


(b)      Reports on Form 8-K

         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DEL LABORATORIES, INC.
                                             -----------------------------------
                                             (Registrant)



Date:  December 16, 1996                     /s/ Dan K. Wassong
------------------------------------         -----------------------------------
                                             Dan K. Wassong
                                             Chairman, President and
                                             Chief Executive Officer



Date:  December 16, 1996                     /s/ Melvyn C. Goldstein
------------------------------------         -----------------------------------
                                             Melvyn C. Goldstein
                                             Vice President of Finance
                                             and Principal Financial Officer