Form 10-K405
period 1996-12-31
DEL LABORATORIES INC
filed 1997-03-31
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

            (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR

            (_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to _________

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

Registrant's telephone number, including area code: (516) 844-2020
                                                    --------------

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

                              Yes |X|       No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                  [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 21, 1997 was $63,194,340. On such date, the mean price at which the stock was sold was $20.63 per share.

The number of shares of Common Stock, $1 Par Value, outstanding as of March 21, 1997 was 5,627,147 shares.

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

      (2) Information Required for businesses not subject to section 13(a) or 15(d) of the Exchange Act

      Not Applicable.

b)    Financial Information About Industry Segments

            Industry Segments (In thousands of dollars)

                                                1996         1995         1994
                                                ----         ----         ----
Sales to unaffiliated customers:

           Cosmetics                          $179,031     $162,348     $141,687
           Pharmaceuticals                      53,920       49,700       48,415

Operating income:

           Cosmetics                             8,885        6,358        4,331
           Pharmaceuticals                      10,120        9,049        8,939

Identifiable assets:

           Cosmetics                           106,541       97,714       89,197
           Pharmaceuticals                      15,841       17,003       15,760

c)    Narrative Description of Business

(1)   (i)   Principal products and principal markets

      The principal products in the cosmetics segment are nail care, color cosmetics, beauty implements, bleach and depilatories, hair care products, personal care products and other related cosmetics items. The products in the Company's cosmetics segment are marketed under such well-known brand names as Sally Hansen "Hard As Nails" and Sally Hansen Professional Nail in nail care; Quencher and Natural Glow in color cosmetics; and Naturistics, Nutri-Tonic and La Cross in personal care products. The principal products in the pharmaceutical segment are all of a proprietary nature and range from oral analgesics to acne treatment products and ear drop medications. The products in the pharmaceutical segment are marketed under such well-known brand names as Orajel in oral analgesics; Propa PH in acne treatment; Pronto in personal hygiene; Arthricare in topical arthritis treatment; and Auro-Dri in water-clogged ear remedies. The products are sold principally in the United States and Canada, through the Registrant's sales force and independent sales representatives to wholesalers, independent and chain drug, variety and food stores.

      The Registrant seeks to increase sales by aggressively marketing its products under established brand names. Products from the cosmetics and pharmaceutical divisions of the Registrant are targeted to the mass market including the major national chain drug stores such as Walgreens, RiteAid, CVS, Eckerd and Revco, chain mass merchandisers such as Wal-Mart, Kmart and Target and numerous regional chains. The mass market channels account for a major portion of the decorative color cosmetics market and the majority of over-the-counter pharmaceutical products sales. The Registrant's pharmaceutical products are also distributed to drug wholesalers such as McKesson Drug and Bergen Brunswig.

      Sales of the Registrant's products are promoted by two in-house national sales forces, one for its cosmetics business and one for its pharmaceutical business. Manufacturers' representatives are used only selectively in those geographical areas where a full-time representative cannot be economically justified. There are no material arrangements or agreements in this area.

      The Registrant advertises its products on television, radio and in magazines. In-store displays and promotional activities are utilized to attract consumer attention and to inform them of the products available in the various brands. Cooperative advertising programs with retailers are also employed to further consumer awareness of the Registrant's product lines.

      Although the Registrant's products are sold in some foreign countries, export net sales (which exclude sales in Canada and Puerto Rico) have historically not exceeded 5% of total net sales in any year. In 1996, export net sales were approximately 1.8% of the Registrant's total net sales.

      The Registrant's cosmetics business is operated primarily through the Registrant and its wholly-owned subsidiary, Del Laboratories (Canada) Inc., which sells to the Canadian market. The Registrant's pharmaceuticals business is conducted primarily through the Registrant's wholly-owned subsidiary, Del Pharmaceuticals, Inc., and that corporation's wholly-owned subsidiary, Del Pharmaceuticals (Canada) Inc., which sells to the Canadian market. The Registrant has also organized a limited number of subsidiaries to conduct business in specific foreign countries. In certain other countries, the Registrant licenses local representatives to sell the Registrant's products.

(ii) Description of new products or segments requiring material investment of assets

      Not applicable.

(iii) Sources and availability of raw materials

      For both the cosmetics and pharmaceutical segments, the Registrant purchases raw materials from various basic manufacturers, paper board suppliers and bottle distributors. During 1996, the Registrant experienced no difficulty in obtaining raw materials.

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

(v)   Extent to which business segments may be seasonal

      Not applicable.

(vi)  Working capital practices

      The Registrant operates in a highly competitive packaged goods industry and does not manufacture special products for its customers. Quick response on standard merchandise to customer orders is expected. The amount of order backlog does not have a material effect upon the Registrant's business. Although the Registrant does not have a policy regarding a customer cancellation, cancellations by customers are not frequent or material. It is the Registrant's practice, consistent with the packaged goods industry practice, to accept authorized returns for reasons of quality and product discontinuation by the manufacturer.

(vii) Dependence of a business segment on limited customers

      Sales to Wal-Mart Stores Inc. were 21.7%, 20.5% and 17.7% of consolidated net sales for 1996, 1995 and 1994, respectively.

(viii) Backlog

      See response to Item (vi) above.

(ix)  Material government contracts

      Not applicable.

(x)   Competition

      Competition in both the cosmetics and pharmaceutical industries is intense. Many of the principal competitors in each of the Registrant's industry segments are well-established firms with larger financial resources and with sales believed to be in excess of sales made by the Registrant in each applicable segment. The cosmetics industry is particularly sensitive to consumer purchasing power. Consumer brand preferences in the cosmetics and proprietary drug industries are generally influenced by advertising and promotional support. The cosmetics industry is characterized by frequent introduction of new products and the attendant intensification of advertising. See (i) above for a description of the Registrant's advertising activities. Advertising expenditures were $27.0 million in 1996 (11.6% as a percentage of total net sales).

(xi)  Spending on research and development

      In the past three (3) years, commencing with 1996, the Registrant expended $4,559,000, $4,589,000 and $3,452,000, respectively, on research activities relating to the development of new products, clinical and regulatory affairs and quality control/assurance of the Registrant's product lines, all of which activities were conducted by the Registrant.

(xii) Compliance with environmental regulations

      See response to Item 3 - Legal Proceedings.

(xiii) Number of employees

      The Registrant has approximately 1,329 employees.

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

The Registrant's principal warehouse and shipping facility for both the cosmetics and pharmaceutical segments is located at 1 Arnold Drive, Huntington, New York. This steel beamed and brickfaced concrete block building contains approximately 130,000 square feet of floor space. The building is leased by the Registrant. The lease expires in October 1997, and will not be renewed. Any remaining leasehold improvements will be fully amortized by the end of the lease term.

In March 1997, the Registrant entered into an agreement to purchase property and buildings in Rocky Point, North Carolina for the purchase price of $5,500,000. The Registrant expects to close on such facility in the second quarter of 1997. The facility, which has an aggregate of approximately 220,000 square feet, will be used as a distribution center to replace the Huntington facility.

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

The Registrant owns a second building located in close proximity to the Little Falls facility described above. It was purchased in late 1986 and was subject to a first mortgage. This 100,000 square foot facility is a one-story steel and masonry industrial plant built in 1974 and is used for production and warehousing. The mortgage was repaid in full in November 1996.

The Registrant also has short-term leases for space in public warehouses. The space is primarily used for the cosmetics segment.

The Registrant believes that its facilities adequately meet the needs of the Registrant, operating at reasonable levels of production.

Item 3 - Legal Proceedings

The Registrant had been identified as one of over 900 potentially responsible parties with respect to environmental remediation activities required at a site in Pennsylvania. In November 1996, the Registrant accepted a proposal under which the Company agreed to settle its liability at the site; however, the matter may be reopened if total site remediation costs exceed a certain sum. It is impossible to fix a dollar amount on any such additional liability at this time. However, based upon the information, currently available, management has determined that any such costs will not have a material adverse effect on the Company's results of operations or financial condition.

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

In August 1995, two stockholder derivative actions were filed in the State of Delaware Chancery Court against the members of the Registrant's Board of Directors, alleging breaches of fiduciary duties and waste of corporate assets in connection with the Registrant's settlement with the EEOC relating to claims of sexual harassment by an executive of the Registrant. This action was consolidated into a single action, In Re Del Laboratories, Inc., Derivative Litigation, Consolidated C.A. No. 14466.

In March 1997, the parties agreed, subject to Court approval, to a proposed settlement in which the Registrant's insurance carrier, on behalf of the individual defendants, will pay $400,000 to the Registrant, and the Board will make the Human Resources Committee a permanent committee of the Board to be composed only of "independent" directors (as defined in the Internal Revenue
Code). The Human Resources Committee will be charged with review and oversight of the Registrant's compliance with the requirements of Title VII relating to employment practices, including discrimination, wrongful discharge and retaliation. The Registrant has agreed not to oppose an application to the Court by the plaintiffs' attorneys for an attorneys' fee of $150,000 which has been provided for in the consolidated financial statements of the Registrant.

The defendants continue to deny all allegations of wrongdoing and have advised the Registrant that they are entering into the proposed settlement to eliminate the burden and expense of further litigation.

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

Item 4 - Submission of Matters to a Vote of Security Holders
Not applicable.

Part II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

The Registrant's common stock is traded on the American Stock Exchange. The range of high and low sales prices as reported in the consolidated transaction reporting system of such exchange for each quarterly period during the past two years is as follows:

                                             1996                    1995
                                             ----                    ----
                                       High         Low        High         Low
                                       ----         ---        ----         ---
First Quarter                         $22.69      $15.19      $17.06      $13.22
Second Quarter                        $21.94      $19.59      $19.31      $15.75
Third Quarter                         $22.03      $20.44      $16.88      $14.81
Fourth Quarter                        $22.13      $19.97      $15.66      $14.16

There were 523 holders of record of the Registrant's common stock at December 31, 1996. This does not include beneficial holders whose shares are held of record by nominees, such number not being known by the Registrant. The Registrant paid regular quarterly dividends of $.025 from January 1995 through August 1995 and $.026 from September 1995 through December 1996. The Registrant has paid uninterrupted dividends for the past twenty three years. The per share information set forth above has been adjusted for a 4-for-3 stock split effective November 8, 1996 and a 2-for-1 stock split effective June 16, 1995.

The terms of the Registrant's various borrowing agreements provide, among other things, for restrictions on the payment of cash dividends and certain other expenditures. At December 31, 1996 retained earnings available for dividends and certain other expenditures amounted to approximately $727,000.

During the three years ended December 31, 1996, the Registrant did not sell any shares of Common Stock which were not registered pursuant to the Securities Act of 1933, as amended.

Item 6 - Selected Financial Data

(Amounts in Thousands Except Per Share and Employee Data)

                                 1996       1995       1994       1993        1992
                                 ----       ----       ----       ----        ----
Net sales                     $ 232,951  $ 212,048  $ 190,102  $ 166,496   $ 143,768

Net earnings before
  extraordinary item              9,278      7,025      5,681      4,173       3,314

Extraordinary item (c)             --         --         --       (2,310)       --

Net earnings                      9,278      7,025      5,681      1,863       3,314

Earnings before
  extraordinary item
  per common share (a) (b)         1.43       1.09        .90        .65         .51

Extraordinary item per
  common share (a) (c)             --         --         --         (.35)       --

Earnings per common
 share (a) (b)                     1.43       1.09        .90        .30         .51

Cash dividends per share (a)       .105       .105       .098        .09         .09

Weighted average number of
  shares outstanding (a) (b)      6,483      6,471      6,400      6,621       6,877

Other data:

  Capital additions           $   5,327  $   7,569  $   5,827  $   4,802   $   3,715

  Total assets                  122,382    114,717    104,957     95,186      94,372

  Long term debt                 40,000     40,000     40,070     40,637      30,769

  Working capital                51,266     42,034     38,813     38,777      29,886

  Shareholders' equity           44,842     38,021     34,203     30,913      31,102

  Approximate # of employees      1,329      1,243      1,175      1,080         985

(a) Adjusted to reflect a 4-for-3 stock split effective November 8, 1996, a 2-for-1 stock split effective June 16, 1995 and a 4-for-3 stock split effective June 15, 1994.

(b) Fully diluted earnings per common share were $.86 for the year ended December 31, 1994 based on 6,669,000 weighted average common shares outstanding. In the years 1992-1993 and 1995-1996, primary and fully diluted earnings per common share were the same.

(c) Extraordinary item - related to the early retirement of debt (net of income tax benefit of $1,540,000).

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Under its institutional debt covenants, the Registrant is permitted a level of short-term borrowing not to exceed $15,000,000. Currently, the Registrant has arrangements with banks which provide up to $27,500,000 of short-term lines of credit at the prime rate of interest. There were no borrowings under these lines during 1996.

The Registrant has, from time to time, acquired shares of its common stock pursuant to a plan approved by the Board of Directors in 1987. The Registrant will generally undertake such purchases if, as and when management believes that the prevailing market price for its Common Stock does not adequately reflect the intrinsic value of the Registrant's business. In 1996, the Registrant purchased 313,452 shares at an average cost of $21.01 per share, and such shares were placed in treasury. The shares purchased in 1996 were predominantly from employees who held shares issued pursuant to the Registrant's stock option plans, with the balance through open market purchases. As of December 31, 1996 the Registrant was authorized to purchase up to 87,725 additional shares based on the then existing Board authorization.

Net accounts receivable at December 31, 1996 increased by $6,155,000 from the December 31, 1995 level. The increase is attributable to a large sales increase in the latter part of the fourth quarter of 1996.

Inventories at December 31, 1996 decreased by $3,290,000 versus the December 31, 1995 level. The decrease is primarily attributable to a decreased level of finished goods within the Cosmetics Division.

During 1996, the Registrant generated approximately $16,229,000 of cash from operations. The Registrant believes that existing cash on hand, plus cash from future operations and amounts available under the short-term lines of credit referred to above, will be sufficient to satisfy the Registrant's liquidity needs for the foreseeable future.

In March 1997, the Registrant entered into an agreement to purchase land and buildings in North Carolina. This property is to be used as a distribution center and is replacing leased facilities whose lease expires in 1997. The Registrant expects to close on the property during the second quarter of 1997. The cost of the property is $5,500,000 with the seller financing the transaction interest free. The agreement calls for payments over the next three years, with a final payment of $3,850,000 in April, 2000. When the closing is completed, the Registrant will record the transaction based on the present value of the loan on the date of closing and will accrete interest over the life of the loan. Any remaining leasehold improvements related to the leased facility will be fully amortized by the end of the lease term.

Results of Operations
Sales

In 1996, net sales were $233.0 million, 9.9% above 1995. For 1995, net sales were $212.0 million, 11.5% above 1994.

Net sales for the Cosmetics Division in 1996 were $179.0 million, a 10.3% increase from the $162.3 million in 1995. The $162.3 million of net sales for the Cosmetics Division in 1995 was an increase of 14.6% from the $141.7 million in 1994. The Pharmaceutical Division had net sales of $53.9 million, a 8.5% increase from the $49.7 million in 1995. The $49.7 million of net sales for the Pharmaceutical Division in 1995 was an increase of 2.7% from the $48.4 million in 1994.

The net sales increase in the Cosmetics Division is largely attributable to increased volume in the Sally Hansen, Professional Nails and LaCross brands.

The net sales to new customers during 1996, 1995 and 1994 were immaterial (less than 1.0% in each year).

Cost of Sales

Cost of sales was 41.9%, 41.7% and 40.0% of net sales in 1996, 1995 and 1994, respectively.

The increased cost of sales, as a percentage of net sales, in 1996, compared to 1995, is attributable to costs of $902,000 for the impairment of long-lived assets associated with the Naturistics brand of cosmetics. Without the costs associated with the impairment, 1996 cost of sales would have been 41.5%, slightly less than the cost of sales in 1995.

Selling and Administrative Expenses

Selling and administrative expenses increased in 1996 and 1995, but decreased as a percentage of net sales to 50.0% in 1996, as compared to 51.0% in 1995 and 53.0% in 1994. Included in selling and administrative expenses for 1996 are $1,873,000 of costs attributable to the impairment of long-lived assets associated with the Naturistics brand of cosmetics and Propa PH. Without these costs, 1996 selling and administrative expenses would have been 49.2% of net sales. Although product promotion costs increased, a combination of increased net sales, specific cost containment programs which have resulted in relatively small increases in shipping, travel and a leveling of advertising expenditures, are the primary reasons for the decreased percentage in 1996.

Advertising expenditures at $27.0 million in 1996, were 3.8% higher when compared with $26.0 million in 1995 and $25.9 million in 1994.

Net Interest Expense

Net interest expense was $3,282,000 in 1996, compared with $3,501,000 in 1995 and $3,641,000 in 1994. The decrease in 1996 is primarily attributable to increased interest income. The decrease in 1995 is attributable to increased interest income, plus a reduction in interest expense arising from the elimination of short-term borrowings.

Income Taxes

The Registrant's effective tax rate was 41.0% in 1996, 1995 and 1994.

Net Earnings

Net earnings for 1996 were $9,278,000, 32.1% above the $7,025,000 reported for 1995. The 1995 net earnings of $7,025,000 were 23.6% above the $5,681,000 reported for 1994.

Implementation of New Accounting Pronouncements

During 1996, the Registrant continually assessed the recoverability of its long-lived assets. In the fourth quarter of 1996 the Registrant concluded that the recoverability of long-lived assets associated with its Naturistics brand of cosmetics and its Propa PH brand, were impaired. The initial noncash charge upon the adoption of Statement of Financial Accounting Standards (SFAS) 121 was $2,775,000 ($1,842,000 after tax or $.28 per share), which included the $2,275,000 of tools, dies, molds and displays associated with the Naturistics brand of cosmetics and $500,000 of goodwill associated with Propa PH.

Legal Matters

The Registrant had been identified as one of over 900 potentially responsible parties with respect to environmental remediation activities required at a site in Pennsylvania. In November 1996, the Registrant accepted a proposal under which the Registrant agreed to settle its liability at the site; however, the matter may be reopened if total site remediation costs exceed a certain sum. It is impossible to fix a dollar amount on any such additional liability at this time. However, based upon the information, currently available, management has determined that any such costs will not have a material adverse effect on the Registrant's results of operations or financial condition.

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

In August 1995, two stockholder derivative actions were filed in the State of Delaware Chancery Court against the members of the Registrant's Board of Directors, alleging breaches of fiduciary duties and waste of corporate assets in connection with the Registrant's settlement with the EEOC relating to claims of sexual harassment by an executive of the Registrant. This action was consolidated into a single action, In Re Del Laboratories, Inc., Derivative Litigation, Consolidated C.A. No. 14466.

In March 1997, the parties agreed, subject to Court approval, to a proposed settlement in which the Registrant's insurance carrier, on behalf of the individual defendants, will pay $400,000 to the Registrant, and the Board will make the Human Resources Committee a permanent committee of the Board to be composed only of "independent" directors (as defined in the Internal Revenue
Code). The Human Resources Committee will be charged with review and oversight of the Registrant's compliance with the requirements of Title VII relating to employment practices, including discrimination, wrongful discharge and retaliation. The Registrant has agreed not to oppose an application to the Court by the plaintiffs' attorneys for an attorneys' fee of $150,000 which has been provided for in the consolidated financial statements of the Registrant.

The defendants continue to deny all allegations of wrongdoing and have advised the Registrant that they are entering into the proposed settlement to eliminate the burden and expense of further litigation.

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

(b) The executive officers of the Registrant, the positions held by them, their ages and the years in which they began to serve in the positions or office held as of December 31, 1996 are as follows:

                                                                            Year in
                                                                          Which Began
                                                                          to Serve in
                                                                         Position or as
         Name                      Position                       Age   Executive Officer
         ----                      --------                       ---   -----------------
Dan K. Wassong         Chairman, President and
                       Chief Executive Officer, Director           66         1969

Charles J. Hinkaty     Vice President, President of
                       Del Pharmaceuticals, Inc.,
                       Director                                    47         1985

Melvyn C. Goldstein    Vice President of Finance,
                       Treasurer                                   56         1982

William H. McMenemy    Executive Vice President of Marketing,
                       Cosmetics Division, North America           50         1980

Harvey P. Alstodt      Executive Vice President of Sales,
                       Cosmetics Division, North America           57         1988

James F. Lawrence      Group Vice President - Operations           62         1993

Laurence Usdin         Vice President - Corporate Controller       54         1996

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

Laurence Usdin has been Vice President - Corporate Controller since September 1996. For more than five years prior thereto Mr. Usdin was Vice President - Corporate Controller of Western Publishing Group, Inc. a manufacturer and distributor of consumer products to the mass market.

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

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)    Documents filed as part of this report:

      (1) and (2) See Index to Consolidated Financial Statements and Schedule included herein.

      (3)   Exhibit Index

Item No.  Item Title               Exhibit No.                 Description
--------  ----------               -----------                 -----------
   2      Plan of                                Not Applicable.
          acquisition,
          reorganization
          arrangement,
          liquidation or
          succession

   3      Articles of                  (a)      Restated Certificate of
          Incorporation                         Incorporation as filed with the
          and By-Laws                           Delaware Secretary of State on
                                                March 29, 1996.

                                       (b)      Certificate of Amendment filed
                                                with the Delaware Secretary of
                                                State on June 4, 1996.


                                       (c)      By-Laws as amended through
                                                December 14, 1995.

   4      Instruments defining                  Not Applicable.
          the rights of security
          holders including
          indentures

   9      Voting Trust Agreement                Not Applicable.

  10      Material                     (c)      Employee Pension Plan, effective
          Contracts                             January 1, 1989. (Amended and
                                                restated).*

                                       (d)      Employees Stock Ownership Plan,
                                                effective January 1, 1989.*

                                       (e)      Amendment No. 1 to Employees
                                                Stock Ownership Plan.*

                                       (c)      Amendment No. 2 to Employees
                                                Stock Ownership Plan.*

                                       (e)      1984 Stock Option Plan, as
                                                amended to date.*

                                       (f)      1994 Stock Plan.*

                                       (f)      Annual Incentive Plan.*

                                       (e)      Loan Agreement with Dan K.
                                                Wassong dated as of August 22,
                                                1984 and related promissory
                                                notes.

                                       (c)      Loan Agreement with Dan K.
                                                Wassong, dated as of April 9,
                                                1988.

                                       (g)      Loan Agreement with Dan K.
                                                Wassong, dated as of November
                                                14, 1990.

                                       (c)      401(k) Plan effective January 1,
                                                1989. (amended and restated).*

                                       (c)      Supplemental Executive
                                                Retirement Plan. (amended and
                                                restated).*

                                       (1)      Amendment effective January 1,
                                                1997 to Supplemental Executive
                                                Retirement Plan.*

      * Constitutes a "management contract or compensatory plan or arrangement" required to be filed pursuant to Item 14 (c) of the Form 10-K.

Item No.  Item Title               Exhibit No.                 Description
--------  ----------               -----------                 -----------
                                       (h)      Employment agreement with Dan K.
                                                Wassong, dated as of November
                                                13, 1992.*

                                       (c)      Amendment to Employment
                                                Agreement with Dan K. Wassong,
                                                dated March 21, 1994.*

                                       (i)      Loan Agreement dated as of May
                                                26, 1993 with Jackson National
                                                Life Insurance Company and
                                                Jackson National Life Insurance
                                                Company of Michigan.

                                       (e)      Employment Agreement with
                                                Charles J. Hinkaty, as amended.*

                                       (2)      Amendment to Employment
                                                Agreement with Charles J.
                                                Hinkaty dated April 22, 1996.*

                                       (e)      Employment Agreement with Harvey
                                                P. Alstodt, as amended.*

                                       (3)      Amendment to Employment
                                                Agreement with Harvey P. Alstodt
                                                dated April 22, 1996.*

                                       (e)      Employment Agreement with
                                                William H. McMenemy, as
                                                amended.*

                                       (4)      Amendment to Employment
                                                Agreement with William H.
                                                McMenemy dated April 22, 1996.*

                                       (e)      Employment Agreement with Melvyn
                                                C. Goldstein, as amended.*

                                       (5)      Amendment to Employment
                                                Agreement with Melvyn C.
                                                Goldstein dated April 22, 1996.*

                                       (e)      Life Insurance Agreement with
                                                Robert H. Haines, as trustee,
                                                dated as of February 18, 1993.*

  11      Statements Re:               (6)      Computation of per share
          computation of per                    earnings.
          share earnings

  12      Statements Re:                        Not Applicable.
          computation of ratios

  13      Annual Report to                      Not Applicable.
          security holders

  16      Letter Re: change                     Not Applicable.
          in certifying accountant

  18      Letter Re: change                     Not Applicable.
          in accounting principles

  21      Subsidiaries of              (j)      Listing of Subsidiaries.
          Registrant.

  22      Published report regarding            Not Applicable.
          matters submitted to vote
          of security holders.

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed pursuant to Item 14 (c) of the Form 10-K.

Item No.  Item Title               Exhibit No.                 Description
--------  ----------               -----------                 -----------
  23      Consents of experts          (8)      Consent of KPMG Peat Marwick LLP
          and counsel                           dated March 28, 1997.

  24      Power of Attorney                     Not Applicable.

  28      Information from                      Not Applicable.
          reports furnished
          to state insurance
          regulatory authorities.

  99      Additional exhibits                   Not Applicable.

----------

(a) These exhibits were filed on April 1, 1996 as exhibits to the Registrant's Form 10-K for the year ended December 31, 1995 (File No. 1-5439) and are incorporated herein by reference. The exhibit numbers in such Form 10-K are as follows: Restated Certificate, exhibit 1; and By-Laws, exhibit 2.

(b) This exhibit was filed on August 14, 1996 as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1996 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 10-Q is exhibit 1.

(c) These exhibits were filed on March 31, 1995 as exhibits to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 1-5439) and are incorporated herein by reference. The exhibit numbers in such Form 10-K are as follows: Employee Pension Plan, Exhibit 2; Amendment No. 2 to Employees Stock Ownership Plan, Exhibit 3; Loan Agreement with Dan K. Wassong,
     Exhibit 4; 401 (k) Plan, Exhibit 5; Supplemental Executive Retirement Plan,
     Exhibit 6; Amendment to Employment Agreement with Dan K. Wassong, Exhibit
     7.

(d) This exhibit was filed on April 2, 1990 as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1989 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 10-K is
     Exhibit 2.

(e) These exhibits were filed on March 31, 1994, as exhibits to the registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-5439) and are incorporated herein by reference. The exhibit numbers in such Form 10-K are as follows: Amendment No. 1 to Employees Stock Ownership Plan, Exhibit 2; 1984 Stock Option Plan, Exhibit 3; Loan Agreement with Dan
     K. Wassong dated August 22, 1984, Exhibit 4; Employment Agreement with Charles J. Hinkaty, Exhibit 5; Employment Agreement with Harvey P. Alstodt,
     Exhibit 6; Employment Agreement with William H. McMenemy, Exhibit 7; Employment Agreement with Melvyn C. Goldstein, Exhibit 8; Life Insurance Agreement with Robert H. Haines, as trustee, Exhibit 9.

(f) These exhibits were filed on or about April 25, 1994, as exhibits to the Registrant's Definitive Proxy dated April 25, 1994, relating to the Registrant's 1994 Annual Meeting of Stockholders (File No. 1-5439) and are incorporated herein by reference. The exhibit numbers in such Proxy Statement are as follows: 1994 Stock Plan, Annex A; Annual Incentive Plan, Annex B.

(g) This exhibit was filed on April 1, 1991, as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1990 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 10-K is
     Exhibit 2.

(h) This exhibit was filed on March 31, 1993, as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 10-K is
     Exhibit 1.

(i) This exhibit was filed on July 1, 1993, as an exhibit to the Registrant's Current Report on Form 8-K dated June 29, 1993 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 8-K is
     Exhibit 1.

(j) This exhibit was filed on March 30, 1992, as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1991 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 10-K is
     Exhibit 4.

(b)  Not Applicable.

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

DEL LABORATORIES, INC.
(Registrant)

By /s/   Dan K. Wassong                 March 28, 1997
         -----------------------------
         Dan K. Wassong, Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/   Dan K. Wassong                 March 28, 1997
         -----------------------------
         Dan K. Wassong, Chairman, President & Chief Executive Officer


By /s/   Charles Hinkaty                March 28, 1997
         -----------------------------
         Charles Hinkaty, Director, Vice President


By /s/   Martin E. Revson               March 28, 1997
         -----------------------------
         Martin E. Revson, Director


By /s/   Robert H. Haines               March 28, 1997
         -----------------------------
         Robert H. Haines, Director


By /s/   Robert A. Kavesh               March 28, 1997
         -----------------------------
         Robert A. Kavesh, Director


By /s/   Steven Kotler                  March 28, 1997
         -----------------------------
         Steven Kotler, Director


By /s/   Marcella Maxwell               March 28, 1997
         -----------------------------
         Marcella Maxwell, Director


By /s/   Jack Futterman                 March 28, 1997
         -----------------------------
         Jack Futterman, Director


By /s/   Melvyn C. Goldstein            March 28, 1997
         -----------------------------
         Melvyn C. Goldstein, Vice President of Finance & Principal Accounting Officer

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                                  and Schedule

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheets as of December 31, 1996 and 1995.

         Consolidated Statements of Earnings for the years ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements.

Schedules:

     II Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Laboratories, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1(m) and 4 of the notes to consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1996.


                                                    KPMG PEAT MARWICK LLP

Jericho, New York
February 13, 1997

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                  ASSETS                                            1996            1995
                                                                    ----            ----
Current assets:
     Cash and cash equivalents                                 $  14,515,947   $   8,563,375
     Accounts receivable less allowance for doubtful accounts
     of $1,500,000 in 1996 and $1,700,000 in 1995                 30,781,594      24,626,182
     Inventories                                                  33,787,747      37,077,909
     Income taxes receivable                                         323,856            --
     Deferred income taxes                                         2,250,190       1,593,000
     Prepaid expenses and other current assets                     1,840,000       1,282,464
                                                               -------------   -------------
         Total current assets                                     83,499,334      73,142,930
                                                               -------------   -------------

Property, plant and equipment, at cost                            43,416,035      42,159,925
Less accumulated depreciation and amortization                   (16,787,785)    (15,319,126)
                                                               -------------   -------------
     Net property, plant and equipment                            26,628,250      26,840,799

Intangibles arising from acquisitions, at cost less
     accumulated amortization                                      8,496,850       9,259,050
Other assets                                                       3,757,915       5,474,214
                                                               -------------   -------------

         Total assets                                          $ 122,382,349   $ 114,716,993
                                                               =============   =============
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                         $        --     $      70,395
     Accounts payable                                             17,338,378      15,147,737
     Accrued liabilities                                          14,894,630      14,494,724
     Income taxes payable                                               --         1,395,607
                                                               -------------   -------------
         Total current liabilities                                32,233,008      31,108,463

Long-term pension liability, less current portion                  4,132,300       3,632,432
Deferred income taxes                                              1,175,000       1,954,863
Long-term debt, less current portion                              40,000,000      40,000,000
                                                               -------------   -------------

         Total liabilities                                        77,540,308      76,695,758
                                                               -------------   -------------
Shareholders' equity:
     Preferred stock $.01 par value, authorized
     1,000,000 shares; no shares issued                                 --              --
     Common stock $1 par value, authorized
     10,000,000 shares; issued 8,784,514 shares                    8,784,514       8,784,514
     Additional paid-in capital                                    4,321,131       2,831,970
     Foreign currency translation adjustment                        (547,028)       (492,831)
     Retained earnings                                            61,353,458      52,659,920
                                                               -------------   -------------

                                                                  73,912,075      63,783,573
     Less: Treasury stock at cost, 3,141,949
     shares in 1996 and 3,214,072 shares in 1995                 (27,333,714)    (23,867,674)
     Receivable for stock options exercised                       (1,736,320)     (1,894,664)
                                                               -------------   -------------
         Total shareholders' equity                               44,842,041      38,021,235
                                                               -------------   -------------

         Total liabilities and shareholders' equity            $ 122,382,349   $ 114,716,993
                                                               =============   =============

See accompanying notes to consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  Years ended December 31, 1996, 1995 and 1994

                                          1996            1995            1994
                                          ----            ----            ----
Net sales                            $ 232,951,382   $ 212,047,952   $ 190,102,052
                                     -------------   -------------   -------------

Cost of goods sold                      97,520,017      88,437,543      76,083,243
Selling and administrative expenses    116,426,276     108,203,207     100,748,947
                                     -------------   -------------   -------------

                                       213,946,293     196,640,750     176,832,190
                                     -------------   -------------   -------------

     Operating income                   19,005,089      15,407,202      13,269,862
                                     -------------   -------------   -------------

Interest expense                         3,803,218       3,830,954       3,878,660
Interest income                           (521,067)       (329,465)       (238,002)
                                     -------------   -------------   -------------

Interest expense, net                    3,282,151       3,501,489       3,640,658
                                     -------------   -------------   -------------

Earnings before income taxes            15,722,938      11,905,713       9,629,204
Income taxes                             6,445,000       4,881,000       3,948,000
                                     -------------   -------------   -------------
Net earnings                         $   9,277,938   $   7,024,713   $   5,681,204
                                     =============   =============   =============

Earnings per common share:

     Primary                         $        1.43   $        1.09   $         .90
                                     =============   =============   =============

     Fully diluted                                                   $         .86
                                                                     =============

Weighted average common shares
     outstanding:

     Primary                             6,483,000       6,471,000       6,400,000
                                     =============   =============   =============

     Fully diluted                                                       6,669,000
                                                                     =============

See accompanying notes to consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994

                                                             1996            1995           1994
                                                             ----            ----           ----
Cash flows from operating activities:
Net earnings                                             $  9,277,938   $  7,024,713   $  5,681,204
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
Depreciation and amortization                               6,301,831      5,945,401      4,012,137
Deferred income taxes                                      (1,437,053)    (1,491,675)      (496,484)
Provision for doubtful accounts                                40,000        655,000        548,400
Other non-cash operating items                                 85,661        192,161        (39,362)
Changes in operating assets and liabilities:
         Accounts receivable                               (6,195,412)    (6,588,189)    (3,069,854)
         Inventories                                        3,290,162     (2,389,725)       503,093
         Prepaid expenses and other current assets           (557,536)       676,453       (276,974)
         Other assets and other liabilities                 2,216,167        996,786       (377,547)
         Income taxes receivable                             (323,856)          --          130,349
         Accounts payable                                   2,190,641        208,200      3,302,965
         Accrued liabilities                                  399,906      3,791,240      4,131,389
         Income taxes payable                                 940,992      3,048,612        683,532
                                                         ------------   ------------   ------------
              Net cash provided by operating activities    16,229,441     12,068,977     14,732,848
                                                         ------------   ------------   ------------

Cash flows used in investing activities:
         Property, plant and equipment additions           (5,327,085)    (7,569,461)    (5,826,656)
                                                         ------------   ------------   ------------

              Net cash used in investing activities        (5,327,085)    (7,569,461)    (5,826,656)
                                                         ------------   ------------   ------------

Cash flows used in financing activities:
         Decrease in notes payable                               --             --       (1,600,000)
         Principal payments of long-term debt                 (70,395)      (334,754)      (663,771)
         Exercise of stock options                          2,275,335      2,811,385      1,298,064
         Decrease in receivable for stock
              options exercised                                18,344        265,656         40,134
         Purchase of treasury stock                        (6,584,313)    (8,245,752)    (3,133,984)
         Dividends paid                                      (584,054)      (559,494)      (511,042)
         Other financing activities                            (4,500)          --           (6,633)
                                                         ------------   ------------   ------------

              Net cash used in financing activities        (4,949,583)    (6,062,959)    (4,577,232)
                                                         ------------   ------------   ------------

Effect of exchange rate changes on cash                          (201)         1,250        (18,625)
                                                         ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents        5,952,572     (1,562,193)     4,310,335

Cash and cash equivalents at beginning of year              8,563,375     10,125,568      5,815,233
                                                         ------------   ------------   ------------

Cash and cash equivalents at end of period               $ 14,515,947   $  8,563,375   $ 10,125,568
                                                         ============   ============   ============


See accompanying notes to consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 And 1994

                                                                          Foreign
                                            Common         Additional     Currency
                                            Stock $1        Paid-In     Translation      Retained      Treasury
                                            Par Value       Capital      Adjustment      Earnings        Stock
                                          ------------   ------------   ------------   ------------  ------------
Balance December 31, 1993                 $  8,784,514   $    730,835   $   (311,787)  $ 41,052,535  $(16,872,624)
Foreign currency translation adjustment                                     (234,455)
Issuance of treasury stock upon exercise
     of stock options (243,117 shares)                        (70,926)                                  1,368,990
Purchase of treasury stock
     (293,707 shares)                                                                                  (3,133,984)
Income tax benefit arising from
     stock options exercised                                   46,468
Payment for stock options exercised
Dividends declared ($.098 per share)                                                       (530,563)
Net earnings for the year                                                                 5,681,204
Cash paid for fractional shares                                (6,633)
                                          ------------   ------------   ------------   ------------  ------------
Balance December 31, 1994                 $  8,784,514   $    699,744   $   (546,242)  $ 46,203,176  $(18,637,618)
Foreign currency translation adjustment                                       53,411
Issuance of treasury stock upon exercise
     of stock options (470,668 shares)                       (204,311)                                  3,015,696
Purchase of treasury stock
     (517,705 shares)                                                                                  (8,245,752)
Income tax benefit arising from
     stock options exercised                                2,336,537
Payment for stock options exercised
Dividends declared ($.105 per share)                                                       (567,969)
Net earnings for the year                                                                 7,024,713
                                          ------------   ------------   ------------   ------------  ------------
Balance December 31, 1995                 $  8,784,514   $  2,831,970   $   (492,831)  $ 52,659,920  $(23,867,674)
Foreign currency translation adjustment                                      (54,197)
Issuance of treasury stock upon exercise
     of stock options (385,575 shares)                       (842,938)                                  3,118,273
Purchase of treasury stock
     (313,452 shares)                                                                                  (6,584,313)
Income tax benefit arising from
     stock options exercised                                2,336,599
Payment for stock options exercised
Dividends declared ($.105 per share)                                                       (584,400)
Net earnings for the year                                                                 9,277,938
Cash paid for fractional shares                                (4,500)
                                          ------------   ------------   ------------   ------------  ------------
Balance December 31, 1996                 $  8,784,514   $  4,321,131   $   (547,028)  $ 61,353,458  $(27,333,714)
                                          ============   ============   ============   ============  ============



                                           Receivable For
                                            Stock Options  Shareholders'
                                              Exercised        Equity
                                            ------------   ------------
Balance December 31, 1993                   $ (2,470,453)  $ 30,913,020
Foreign currency translation adjustment                        (234,455)
Issuance of treasury stock upon exercise
     of stock options (243,117 shares)                        1,298,064
Purchase of treasury stock
     (293,707 shares)                                        (3,133,984)
Income tax benefit arising from
     stock options exercised                                     46,468
Payment for stock options exercised              170,133        170,133
Dividends declared ($.098 per share)                           (530,563)
Net earnings for the year                                     5,681,204
Cash paid for fractional shares                                  (6,633)
                                            ------------   ------------
Balance December 31, 1994                   $ (2,300,320)  $ 34,203,254
Foreign currency translation adjustment                          53,411
Issuance of treasury stock upon exercise
     of stock options (470,668 shares)                        2,811,385
Purchase of treasury stock
     (517,705 shares)                                        (8,245,752)
Income tax benefit arising from
     stock options exercised                                  2,336,537
Payment for stock options exercised              405,656        405,656
Dividends declared ($.105 per share)                           (567,969)
Net earnings for the year                                     7,024,713
                                            ------------   ------------
Balance December 31, 1995                   $ (1,894,664)  $ 38,021,235
Foreign currency translation adjustment                         (54,197)
Issuance of treasury stock upon exercise
     of stock options (385,575 shares)                        2,275,335
Purchase of treasury stock
     (313,452 shares)                                        (6,584,313)
Income tax benefit arising from
     stock options exercised                                  2,336,599
Payment for stock options exercised              158,344        158,344
Dividends declared ($.105 per share)                           (584,400)
Net earnings for the year                                     9,277,938
Cash paid for fractional shares                                  (4,500)
                                            ------------   ------------
Balance December 31, 1996                   $ (1,736,320)  $ 44,842,041
                                            ============   ============

     See accompanying notes to consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)    Summary of Accounting Policies

     (a)  Description of Business

Del Laboratories, Inc. and Subsidiaries (the Company) is a manufacturer and distributor of cosmetics and proprietary pharmaceuticals. The principal products in the cosmetics segment are nail care, color cosmetics, beauty implements, personal care products and other related cosmetics items. The principal products in the pharmaceutical segment are of a proprietary nature and range from oral analgesics to acne treatment products and ear drop medications.

     (b)  Principles of Consolidation

The consolidated financial statements of the Company include the accounts of all wholly-owned domestic and foreign subsidiaries. The net assets and results of foreign operations are not significant to the consolidated financial statements. The accounts of foreign subsidiaries are translated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." As such, balance sheet accounts are translated at the exchange rate as of December 31, of each year and income statement accounts are translated at average exchange rates when transactions occurred. All intercompany accounts and transactions have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents

Cash and cash equivalents include deposits in banks, short term commercial paper, United States Treasury bills and money market funds with an initial term of less than three months. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (d)  Revenue Recognition

The Company sells its products to chain drug stores, mass volume retailers, supermarkets and wholesalers. Sales of such products and services are principally denominated in U.S. dollars. The Company's accounts receivable reflect the granting of credit to these customers. Revenues are recognized and product discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less expected returns, trade discounts and customer allowances. Merchandise returns are accrued at the earlier of receipt of goods or customer notification of an approved return. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns.

     (e)  Inventories

Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The components of inventories are as follows:

                                                   1996                 1995
                                                   ----                 ----
          Raw materials                         $15,346,437          $15,645,998
          Work in process                         3,861,573            3,888,456
          Finished goods                         14,579,737           17,543,455
                                                -----------          -----------
                                                $33,787,747          $37,077,909
                                                ===========          ===========

     (f)  Property, Plant and Equipment

The Company provides for depreciation on the straight-line method over the estimated useful lives of the assets. The range of estimated lives applicable to the assets are as follows:

          Building & building improvements                   10 to 40 years
          Machinery & equipment                               3 to 15 years
          Furniture & fixtures                                3 to 10 years

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     (g)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  Research and Development

The Company has expended $4,559,000, $4,589,000 and $3,452,000 during 1996, 1995 and 1994, respectively, for research and development relating to the development of new products, clinical and regulatory affairs, and quality control/assurance of the Company's product lines. All costs associated with research and development are expensed as incurred and included in selling and administrative expenses in the accompanying consolidated statements of earnings.

     (i)  Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $27,000,000, $26,000,000 and $25,900,000 in 1996, 1995 and 1994, respectively.

     (j)  Earnings Per Share

For all years presented, earnings per common share is computed under the "modified treasury stock method" which assumes the exercise of all outstanding options and warrants and the use of the proceeds thereof to acquire up to 20% of the outstanding common stock of the Company. Excess proceeds not utilized for the purchase of such shares are assumed utilized, first to reduce outstanding debt and then any remainder is assumed invested in interest bearing securities with net earnings increased for the hypothetical interest expense savings or interest income, net of taxes. Primary earnings per common share was based on 6,483,000, 6,471,000 and 6,400,000 shares outstanding for 1996, 1995 and 1994, respectively. Fully diluted earnings per common share was based on 6,669,000 shares outstanding for 1994. In 1996 and 1995, primary and fully diluted earnings per common share were the same.

     (k)  Stock Splits

On October 29, 1996, the Company's Board of Directors approved a four for three split of the Company's common stock which was effective November 8, 1996. In addition, on May 25, 1995, the Company's Board of Directors approved a two for one split of the Company's common stock which was effective June 16, 1995 and on May 26, 1994, the Company's Board of Directors approved a four for three split of the Company's common stock which was effective June 15, 1994. All share, per share and conversion amounts relating to common stock and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock splits.

     (l)  Stock Option Plan

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures of employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No.
123.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     (m)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 gave rise to a charge to income of $2,775,000 (see Note 4).

     (n)  Reclassifications

Certain reclassifications were made to prior year amounts to conform with the 1996 presentation.

     (o)  Use of Estimates

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

(2)  Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

                                             1996          1995          1994
                                             ----          ----          ----
       Cash paid during the year for:
         Interest                         $3,804,000    $3,822,000    $3,894,622
                                          ==========    ==========    ==========
         Income taxes                     $7,173,000    $3,255,000    $3,787,000
                                          ==========    ==========    ==========

(3)  Property, Plant and Equipment

The components of property, plant and equipment, at cost, are as follows:

                                                      1996             1995
                                                      ----             ----
       Land                                       $ 2,290,479      $ 2,290,479
       Building & building improvements            11,919,433       11,356,987
       Machinery & equipment                       24,753,261       24,633,952
       Furniture & fixtures                         4,452,862        3,878,507
                                                  -----------      -----------
                                                  $43,416,035      $42,159,925
                                                  ===========      ===========

Depreciation expense for 1996, 1995 and 1994 was $5,539,631, $5,534,945 and
$3,705,386, respectively.

In 1995, the Company changed, on a prospective basis, the maximum estimated useful life utilized for tools, molds and dies from five years to four years. The impact of this change in accounting estimate was to increase depreciation expense and decrease operating income by approximately $858,000.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4)  Impairment of Long-Lived Assets

During 1996, the Company continually assessed the recoverability of the carrying value of its long-lived assets. In the fourth quarter of 1996 the Company concluded that the recoverability of the carrying value of long-lived assets associated with its Naturistics brand of cosmetics and its Propa PH brand, was impaired. The initial noncash charge upon the adoption of SFAS No. 121 was $2,775,000 ($1,842,000 after tax or $.28 per share), which included $2,275,000 of tools, dies, molds and displays associated with the Naturistics brand of cosmetics and $500,000 of goodwill associated with Propa PH. Of the $2,775,000 noncash charges, $902,000 was charged to cost of sales, while $1,873,000 was charged to selling and administrative expenses.

This initial charge resulted from the Company grouping assets at a lower level than under its previous accounting policy for evaluating and measuring impairment. Under the Company's previous policy, each of the segment's long-lived assets to be held and used by the segment were evaluated as a group for impairment. Because of the strong operating performance and prospects for each segment, no impairment evaluation had been required for in the past under the Company's previous accounting policy. This initial charge represented a reduction of the carrying amounts of the impaired assets (as defined in note 1) to their estimated fair value, as determined by using discounted estimated cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

(5)  Intangibles Arising From Acquisitions

Intangibles represent the excess of the purchase prices paid for companies and product lines over amounts assigned to net tangible assets. Total intangibles related to acquisitions prior to 1971 amount to $6,660,000, of which $378,000 was written off in 1995 due to a diminution in value. The remaining $6,282,000 has been determined to be recoverable under the provisions of SFAS No. 121, therefore, no amortization has been provided for this amount. The portion of intangibles, $3,350,000, acquired in 1980, attributable to Propa PH, had been amortized using the straight-line method over 30 years. The Company reduced the carrying value of goodwill associated with the Propa PH brand by $500,000, which is included in amortization expense. The remaining asset value of $1,015,000 will be amoritzed over a five year period (see note 4). The trademarks acquired in 1984, $3,000,000, are being amortized using the straight-line method over 20 years. Accumulated amortization amounted to $4,513,254, $3,751,054 and $3,340,598 at December 31, 1996, 1995 and 1994, respectively. Amortization expense amounted to $762,200, $410,456 and $306,751 for the years ended December 31, 1996, 1995 and 1994, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6)  Income Taxes

The components of income tax expense (benefit) are as follows:

1996                       Federal         State        Foreign        Total
----                       -------         -----        -------        -----
 Current tax            $ 7,102,000    $   706,000    $    74,000   $ 7,882,000
 Deferred tax            (1,295,000)      (142,000)          --      (1,437,000)
                        -----------    -----------    -----------   -----------
                        $ 5,807,000    $   564,000    $    74,000   $ 6,445,000
                        ===========    ===========    ===========   ===========

1995                       Federal         State        Foreign        Total
----                       -------         -----        -------        -----
 Current tax            $ 5,560,000    $   739,000    $    74,000   $ 6,373,000
 Deferred tax            (1,356,000)      (136,000)          --      (1,492,000)
                        -----------    -----------    -----------   -----------

                        $ 4,204,000    $   603,000    $    74,000   $ 4,881,000
                        ===========    ===========    ===========   ===========


1994                       Federal         State        Foreign        Total
----                       -------         -----        -------        -----
 Current tax            $ 3,834,000    $   536,000    $    74,000   $ 4,444,000
 Deferred tax              (588,000)        92,000           --        (496,000)
                        -----------    -----------    -----------   -----------
                        $ 3,246,000    $   628,000    $    74,000   $ 3,948,000
                        ===========    ===========    ===========   ===========

Total income tax expense differed from the statutory United States Federal income tax rate of 34% of earnings before income tax as a result of the following items:

                                               1996         1995         1994
                                               ----         ----         ----
Tax provision at statutory rate:            $5,425,000   $4,067,000   $3,274,000
Increases in taxes resulting from:
State income taxes, net of Federal
         income tax benefit                    373,000      398,000      433,000
Amortization of intangibles                    208,000       51,000       51,000
Other                                          439,000      365,000      190,000
                                            ----------   ----------   ----------
Actual provision for income taxes           $6,445,000   $4,881,000   $3,948,000
                                            ==========   ==========   ==========

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

                                                           1996          1995
                                                           ----          ----
Deferred Tax Assets

Accounts receivable, principally
    due to allowance for doubtful accounts            $   522,000   $   594,000

Supplemental Executive Retirement Plan
   (SERP) expense, principally due to
   accrual for financial statement
   purposes                                               713,000       611,000

Inventory principally due to reserves                   1,280,000       543,000

Pension accrual for financial reporting purposes          511,000       270,000

Other                                                     594,000       594,000
                                                      -----------   -----------

Total gross deferred tax assets                         3,620,000     2,612,000

Less valuation reserve                                       --            --
                                                      -----------   -----------

Net deferred tax assets                                 3,620,000     2,612,000
                                                      -----------   -----------

Deferred Tax Liabilities

Plant, equipment and other amortizable
   assets principally due to differences
   in depreciation methods                             (2,399,000)   (2,836,000)

Other assets, principally due to
   different amortizable lives for
   book purposes                                          (52,000)     (106,000)

Other                                                     (94,000)      (32,000)
                                                      -----------   -----------

Total gross deferred tax liabilities                   (2,545,000)   (2,974,000)
                                                      -----------   -----------

Net deferred tax asset (liability)                    $ 1,075,000   $  (362,000)
                                                      ===========   ===========

Based upon its history of taxable income and the projections for future earnings, management of the Company believes that it is more likely than not that the Company will generate sufficient future taxable income to realize the net deferred tax asset at December 31, 1996.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)  Long-Term Debt

Long-term debt is summarized as follows:                1996             1995
                                                        ----             ----
9.5% promissory notes                               $40,000,000      $40,000,000
9.68% mortgage note due in monthly
    installments of $6,259 through
    December 1996                                          --             70,395
                                                    -----------      -----------
                                                    $40,000,000      $40,070,395

Less current portion                                       --             70,395
                                                    -----------      -----------
                                                    $40,000,000      $40,000,000
                                                    ===========      ===========

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

The terms of the various agreements include covenants which provide, among other things, for the maintenance of certain financial covenants and ratios relating to consolidated net worth and consolidated working capital as well as restrictions on cash dividends and certain other expenditures. At December 31, 1996, retained earnings available for dividends and certain other expenditures amounted to approximately $727,000. At December 31, 1996, the Company was in compliance with all covenants.

(8)  Financial Arrangements

At December 31, 1996, the Company had arrangements with banks providing $27,500,000 of lines of credit. These lines, which are renewable annually, are currently in force and are expected to be renewed at their respective expiration dates. There were no borrowings under these lines during 1996 and 1995. No compensating balances are required for these lines or for drawings thereunder and there are no restrictive covenants.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)  Employee Retirement Plans

     (a)  Pension Plans

The Company maintains non-contributory defined benefit pension plans covering all eligible employees. The Company also has a supplemental executive retirement plan ("SERP") for certain of its executives. The SERP Plan is a non-qualified plan under the Internal Revenue Code. The Company has made payments of $586,000, $310,000 and $450,000 for 1996, 1995 and 1994, respectively, as determined by the plans' actuaries in accordance with SFAS No. 87 "Employer's Accounting for Pensions":

                                                             1996
                                           ------------------------------------------
                                             Del Non-     Del LaCross
                                            Union Plan     Union Plan         SERP
                                           ------------   ------------   ------------
Actuarial present value of accumulated
plan benefit obligation:
  Vested benefit obligation                $ 11,833,895   $  1,062,400   $  2,426,641
  Non-vested benefit obligation                 210,127          5,893         44,561
                                           ------------   ------------   ------------
  Accumulated benefit obligation           $ 12,044,022   $  1,068,293   $  2,471,202
                                           ============   ============   ============



Projected benefit obligation for services
  rendered to date                         $(14,843,169)  $ (1,068,293)  $ (2,558,003)
Plan assets at fair value                    10,316,157        490,264           --
                                           ------------   ------------   ------------
Plan assets under projected
  benefit obligation                         (4,527,012)      (578,029)    (2,558,003)
Unrecognized net loss (1)                     3,019,273        230,935        145,384
Unrecognized net (asset) obligation at
  December 31 being amortized (2)              (377,393)       123,883           --
Unrecognized prior service cost                 542,039         39,799        418,643
Additional minimum liability for unfunded
  accumulated benefit obligation (3)           (384,772)      (394,617)      (477,226)
                                           ------------   ------------   ------------

Estimated pension liability (4)            $ (1,727,865)  $   (578,029)  $ (2,471,202)
                                           ============   ============   ============

Net pension expense is comprised of the
following components:
  Service cost                             $    902,914   $     22,892   $     29,339
  Interest cost on projected benefit
    obligation                                  802,656         60,209        143,132
  Return on assets                             (734,832)       (37,880)          --
  Amortization of net (assets) obligation       (62,576)        24,776           --
  Amortization of past service cost              56,156          6,902         88,020
  Amortization of gain                          252,304         12,007         21,286
                                           ------------   ------------   ------------
  Net pension expense                      $  1,216,622   $     88,906   $    281,777
                                           ============   ============   ============

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                                                             1995
                                           ------------------------------------------
                                             Del Non-     Del LaCross
                                            Union Plan     Union Plan         SERP
                                           ------------   ------------   ------------
Actuarial present value of accumulated
plan benefit obligation:
  Vested benefit obligation                $  9,292,453   $    928,193   $  2,287,430
  Non-vested benefit obligation               1,150,856          9,525         26,184
                                           ------------   ------------   ------------
  Accumulated benefit obligation           $ 10,443,309   $    937,718   $  2,313,614
                                           ============   ============   ============



Projected benefit obligation for services
  rendered to date                         $(12,564,718)  $   (937,718)  $ (2,453,669)
Plan assets at fair value                     9,150,406        472,506           --
                                           ------------   ------------   ------------
Plan assets under projected
  benefit obligation                         (3,414,312)      (465,212)    (2,453,669)
Unrecognized net loss (1)                     2,579,615        139,345        280,962
Unrecognized net (asset) obligation at
  December 31 being amortized (2)              (439,969)       148,659           --
Unrecognized prior service cost                 598,195         46,702        460,508
Additional minimum liability for unfunded
  accumulated benefit obligation (3)           (616,432)      (334,706)      (601,415)
                                           ------------   ------------   ------------

Estimated pension liability (4)            $ (1,292,903)  $   (465,212)  $ (2,313,614)
                                           ============   ============   ============

Net pension expense is comprised of the
following components:
  Service cost                             $    772,186   $     27,356   $    200,424
  Interest cost on projected benefit
    obligation                                  701,325         54,563        132,544
  Return on assets                             (599,779)       (35,958)          --
  Amortization of net (assets) obligation       (62,576)        24,776           --
  Amortization of past service cost              56,156          6,902         88,020
  Amortization of gain                          168,242          2,615         25,542
                                           ------------   ------------   ------------
  Net pension expense                      $  1,035,554   $     80,254   $    446,530
                                           ============   ============   ============

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                                                             1994
                                           ------------------------------------------
                                             Del Non-     Del LaCross
                                            Union Plan     Union Plan         SERP
                                           ------------   ------------   ------------
Actuarial present value of accumulated
plan benefit obligation:
  Vested benefit obligation                $ 6,779,868    $   783,538     $ 1,892,729
  Non-vested benefit obligation                872,899          6,287           7,594
                                           -----------    -----------     -----------
  Accumulated benefit obligation           $ 7,652,767    $   789,825     $ 1,900,323
                                           ===========    ===========     ===========

Projected benefit obligation for services
  rendered to date                         $(9,070,799)   $  (789,825)    $(1,900,323)
Plan assets at fair value                    7,387,240        448,685            --
                                           -----------    -----------     -----------
Plan assets under projected
  benefit obligation                        (1,683,559)      (341,140)     (1,900,323)
Unrecognized net loss (1)                    1,907,365         27,848          86,125
Unrecognized net (asset) obligation at
  December 31 being amortized (2)             (502,545)       173,435            --
Unrecognized prior service cost                125,322         53,605         548,528
Additional minimum liability for unfunded
  accumulated benefit obligation (3)          (112,110)      (254,888)       (634,653)
                                           -----------    -----------     -----------

Estimated pension liability (4)            $  (265,527)   $  (341,140)    $(1,900,323)
                                           ===========    ===========     ===========

Net pension expense is comprised of the
following components:
  Service cost                             $   545,249    $    21,802     $   168,095
  Interest cost on projected benefit
    obligation                                 603,876         54,281         120,853
  Return on assets                            (699,344)       (41,806)           --
  Amortization of net (assets) obligation      (62,576)        24,776            --
  Amortization of past service cost             20,887          6,902          88,020
  Amortization of gain                          42,551           --             7,177
                                           -----------    -----------     -----------
  Net pension expense                      $   450,643    $    65,955     $   384,145
                                           ===========    ===========     ===========

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

Total pension expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $1,587,000, $1,562,000 and $901,000, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

For 1996, 1995, and 1994 the actuarial assumptions used for the weighted average discount rate were 6.0%, 6.25% and 7.5% respectively; for the return on assets 8.0% was used for 1996 and 1995 and 9.5% was used for 1994; and for the rates of increase in future compensation 5.5% was used for 1996, 1995 and 1994.

Assets held by these plans consist of cash and cash equivalents, fixed income securities consisting of government and corporate bonds and common stock.

The Company contributes to a multi-employer (union) pension plan for the benefit of its union employees not covered by the above plans. This plan is a defined benefit plan based on years of service. The costs recognized for 1996, 1995 and 1994 were approximately $394,000, $419,000 and $358,000, respectively.

Effective January 1, 1991, the Company established a defined contribution plan for the benefit of its Canadian employees not covered by the above plans. The costs recognized for 1996, 1995 and 1994 were approximately $54,000, $50,000 and $41,000 in U.S. dollars, respectively.

     (b)  Employee Stock Ownership Plan

The Company has an employee stock ownership plan and related trust, covering substantially all full-time non-union employees. Under the terms of the plan, the Company may make contributions to the trust in cash, shares of Company stock or other property in amounts as may be determined by the Board of Directors. The Board of Directors authorized contributions of $800,000, $400,000 and $250,000 for the years 1996, 1995 and 1994, respectively. At December 31, 1996 the trust held 385,083 shares of Company common stock.

     (c)  Employee 401(k) Savings Plan

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing six months of service and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. No such optional contributions were made for the years ended December 31, 1996, 1995 and 1994.

(10) Shareholders' Equity

     (a)  Stock Option Plans

The 1994 Stock Plan (the "1994 Plan") provides for the granting of incentive and non-incentive options and other stock-based awards. A total of 877,793 shares have been authorized for issuance under the 1994 Plan. At December 31, 1996, non-incentive options have been the only awards issued under the 1994 Plan. The exercise price of options granted under the 1994 Plan shall not be less than the fair market value of the common stock at the date of the grant. The Compensation Committee of the Board of Directors determines the persons to whom options will be granted, the prices at which options may be exercised, the vesting period and whether the options will be incentive or non-incentive. Incentive options, if granted, are exercisable for a period of up to ten years from the date of the grant. The exercise price of the shares to be purchased shall be paid either in cash, delivery (i.e. surrender) of shares of common stock owned by the optionee at the time of exercise of the option, in installments payable in cash if permitted by the Committee or in any combination of the foregoing.

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

At December 31, 1996, 386,778 of the 710,446 options outstanding were exercisable under the 1994 Plan, at a weighted-average exercise price of $14.56.

The 1984 Stock Option Plan, as amended (the "1984 Plan"), provided for the granting of incentive and non-incentive options to purchase shares of the Company's common stock at prices which are not less than the fair market value of the common stock at the dates of grant. Options are exercisable as determined by the Compensation Committee for a period up to ten years and one day from the date of grant. Incentive options granted to a 10% stockholder must be granted at 110% of fair market value and may be exercised up to five years from the date of grant. Payment of the exercise price of options may be made in the same manner as provided by the 1994 Plan, and shares issued upon exercise are subject to a restricted period similar to that provided under the 1994 Plan. At December 31, 1996, all 813,707 options outstanding under the 1984 Plan were exercisable at a weighted-average exercise price of $6.75. No further options will be granted under the 1984 Plan.

The Company's Restricted Stock Plan (1971), as amended (the "1971 Plan"), provided for the granting of options at the fair market value of the common stock at the date of grant, for a term up to ten years. Shares are subject to a restricted period similar to that imposed by the 1994 Plan and 1984 Plan. At December 31, 1996, there were no options outstanding under the 1971 Plan and no additional options will be granted.

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

Shares outstanding and option prices under option and option transactions during the last three years, are summarized below:

                                                           1994 Stock Plan
                                                                Weighted-average
                                                       Shares    exercise price
                                                       ------    --------------
Outstanding December 31, 1993                             --           --
         Granted                                       128,266       $ 9.93
         Exercised                                        --           --
         Forfeited                                        --           --
                                                      --------       ------
Outstanding December 31, 1994                          128,266         9.93
         Granted                                       376,026        16.09
         Exercised                                      (5,811)        9.96
         Forfeited                                     (22,480)       12.14
                                                      --------       ------
Outstanding December 31, 1995                          476,001        14.69
         Granted                                       239,432        21.01
         Exercised                                      (1,635)       14.30
         Forfeited                                      (3,352)       15.96
                                                      --------       ------
Outstanding December 31, 1996                          710,446       $16.82
                                                      ========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                                              1984 Stock Option Plan      Restricted Stock Plan (1971)
                                                      Weighted-average            Weighted-average
                                             Shares    exercise price    Shares    exercise price
                                             ------    --------------    ------    --------------
Outstanding December 31, 1993              1,777,580       $6.24        146,427        $5.97

         Granted                                --          --             --           --
         Exercised                          (240,626)       5.34         (2,488)        5.09
         Forfeited                            (2,371)       6.64           --           --
                                           ---------       -----        -------         ----
Outstanding December 31, 1994              1,534,583        6.38        143,939         5.99
         Granted                                --          --             --           --
         Exercised                          (320,918)       6.07       (143,939)        5.99
         Forfeited                           (16,018)       6.22           --           --
                                           ---------       -----        -------         ----
Outstanding December 31, 1995              1,197,647        6.47            -0-         --
                                                                        =======
         Granted                                --          --
         Exercised                          (383,940)       5.87
         Forfeited                              --          --
                                           ---------       -----
Outstanding December 31, 1996                813,707       $6.75
                                           =========

At December 31, 1996, a total of 1,524,153 shares of common stock were subject to outstanding options under its stock option plans.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, the Company's net income and net income per share would have been reduced.

The pro forma amounts are indicated below:

         Year Ended December 31                       1996              1995
         ----------------------                       ----              ----
         Net Income
              As reported                         $ 9,278,000       $ 7,025,000
              Pro forma                           $ 8,324,000       $ 6,751,000
         Net Income per share
              As reported                         $      1.43       $      1.09
              Pro forma                           $      1.28       $      1.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yields of 0.50% and 0.63%; expected volatility of 25.5% and 22.3%; risk-free interest rates of 6.08% and 6.55%; and expected lives of 5.1 and 5.5 years. The weighted-average fair value of options granted was $7.11 and $5.48 for the years ended December 31, 1996 and 1995, respectively.

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

The following table summarizes information about stock options at December 31, 1996:

                            Outstanding Stock Options             Exercisable Stock Options
                   --------------------------------------------   -------------------------
 Exercisable                   Weighted-       Weighted-average                Weighted-
   Range of                    remaining           Exercise                    average
Exercise Prices    Shares   Contractual Life         Price        Shares    Exercise Price
------------------------------------------------------------------------------------------
$ 4.00 to $ 8.00    647,195      2.44               $ 6.36       647,195        $  6.36

$ 8.01 to $12.00    271,184      6.97               $ 8.86       271,184        $  8.86

$12.01 to $16.00    148,936      5.81               $15.07        63,207        $ 14.80

$16.01 to $20.00    218,899      6.61               $16.78       218,899        $ 16.78

$20.01 to $24.00    237,939      6.76               $21.04          --              --
------------------------------------------------------------------------------------------
$ 4.00 to $24.00  1,524,153      4.85               $11.44     1,200,485        $  9.27
==========================================================================================

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

Pursuant to an amendment to this officer's employment agreement, the 1984 Loan, the 1988 Loan and the 1990 Loan were consolidated, effective as of January 1, 1994, with the aggregate principal balance to be repaid, with interest at the rate of 6.0% per annum, in annual amounts of $130,000 in 1994, $140,000 for each year during the period from 1995 through 2003 and a final payment of $642,250 on January 20, 2004, provided that each payment of interest and principal will be forgiven when due so long as the officer is then employed by, or then serves as a consultant to the Corporation and, provided further, that the Corporation may (but is not required to) forgive, during any year until 2003, in excess of $140,000 of principal, so long as the aggregate of principal and interest forgiven by the Corporation in any such year shall not exceed $360,000. This loan must be secured by collateral with a fair value of 110% of the unpaid principal. The loan balance at December 31, 1996 was $1,622,250 and was collateralized by 85,484 shares of the Company's common stock.

During 1992, the Company loaned another officer $130,000 to enable him to exercise an option for 7,289 shares. The loan bears interest at the prime rate and is payable in quarterly installments commencing in 1993. The loan balance at December 31, 1996 was $78,000 and was secured by a pledge of 8,500 shares of the Company's common stock.

During 1992, the Company loaned an aggregate of $111,187 to two additional officers to enable them to exercise options for 6,500 shares. The loans bear interest at the prime rate and are payable in quarterly installments commencing in 1993. One of the loans was repaid in full in April 1995. The balance of the other loan at December 31, 1996 was $36,070 and was secured by 3,400 shares of the Company's common stock.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

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

(11)    Accrued Liabilities

Accrued liabilities at December 31, 1996 and 1995 consisted of the following:

                                                           1996          1995
                                                           ----          ----
Salaries, wages, commissions & employee benefits       $ 3,844,336   $ 2,771,037
Interest                                                   316,667       317,243
Advertising and promotion costs                          8,700,312     9,227,230
Other                                                    2,033,315     2,179,214
                                                       -----------   -----------
                                                       $14,894,630   $14,494,724
                                                       ===========   ===========

(12) Commitments and Contingencies

The Company had been identified as one of over 900 potentially responsible parties with respect to environmental remediation activities required at a site in Pennsylvania. In November 1996, the Company accepted a proposal under which the Company agreed to settle its liability at the site; however, the matter may be reopened if total site remediation costs exceed a certain sum. It is impossible to fix a dollar amount on any such additional liability at this time. However, based upon the information, currently available, management has determined that any such costs will not have a material adverse effect on the Company's results of operations or financial condition.

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

In August 1995, two stockholder derivative actions were filed in the State of Delaware Chancery Court against the members of the Company's Board of Directors, alleging breaches of fiduciary duties and waste of corporate assets in connection with the Company's settlement with the EEOC relating to claims of sexual harassment by an executive of the Company. This action was consolidated into a single action.

In March 1997, the parties agreed, subject to Court approval, to a proposed settlement in which the Company's insurance carrier, on behalf of the individual defendants, will pay $400,000 to the Company. The Company has agreed not to oppose an application to the Court by the plaintiffs' attorneys for an attorneys' fee of $150,000 which has been provided for in the consolidated financial statements of the Company.

The defendants continue to deny all allegations of wrongdoing and have advised the Company that they are entering into the proposed settlement to eliminate the burden and expense of further litigation.

The Company is of the opinion, on the basis of currently available information, that none of the matters referred to above will have a material effect on the Company's results of operations or financial condition.

The Company leases data processing equipment, transportation equipment and warehouse space under terms of leases expiring through 2001. Rentals under these operating leases aggregate approximately $1,993,000, $1,881,000, and $1,768,000 in 1996, 1995 and 1994, respectively. The Company's obligations under non-cancelable leases are summarized as follows:

                        1997                   $  918,837
                        1998                      274,736
                        1999                      229,980
                        2000                      163,811
                        2001                       64,351
                        Thereafter                 16,754
                                               ----------
                                               $1,668,469
                                               ==========

(13)    Financial Instruments

The carrying value of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.

The difference between the fair value of long-term debt and its carrying value at December 31, 1996 is not material. The fair value of the Company's long-term debt is estimated based upon current rates offered to the Company for a similar liability. Because considerable judgement is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amount. The carrying value of all financial instruments approximates fair value.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(14) Segment Information

The following is a summary of segment information for 1996, 1995 and 1994 (in thousands of dollars):

                                                         1996
                                        ----------------------------------------
                                        Cosmetics   Pharmaceutical  Consolidated
                                        ---------   --------------  ------------
Sales to unaffiliated customers            $179,031     $ 53,920      $232,951
                                           ========     ========      ========
Operating income                           $  8,885     $ 10,120      $ 19,005
                                           --------     --------      --------
Interest expense (net)                                                $  3,282
                                                                      --------
Earnings before taxes                                                 $ 15,723
                                                                      --------

Identifiable assets at December 31, 1996   $106,541     $ 15,841      $122,382
                                           ========     ========      ========
Depreciation and amortization              $  5,506     $    796      $  6,302
                                           ========     ========      ========
Capital expenditures                       $  5,173     $    154      $  5,327
                                           ========     ========      ========

                                                         1995
                                        ----------------------------------------
Sales to unaffiliated customers            $162,348     $ 49,700      $212,048
                                           ========     ========      ========
Operating income                           $  6,358     $  9,049      $ 15,407
                                           --------     --------      --------
Interest expense (net)                                                $  3,501
                                                                      --------
Earnings before taxes                                                 $ 11,906
                                                                      --------
Identifiable assets at December 31, 1995   $ 97,714     $ 17,003      $114,717
                                           ========     ========      ========
Depreciation and amortization              $  5,617     $    328      $  5,945
                                           ========     ========      ========
Capital expenditures                       $  7,377     $    192      $  7,569
                                           ========     ========      ========

                                                         1994
                                        ----------------------------------------
Sales to unaffiliated customers            $141,687     $ 48,415      $190,102
                                           ========     ========      ========
Operating income                           $  4,331     $  8,939      $ 13,270
                                           --------     --------      --------
Interest expense (net)                                                $  3,641
                                                                      --------
Earnings before taxes                                                 $  9,629
                                                                      --------
Identifiable assets at December 31, 1994   $ 89,197     $ 15,760      $104,957
                                           ========     ========      ========
Depreciation and amortization              $  3,815     $    197      $  4,012
                                           ========     ========      ========
Capital expenditures                       $  5,652     $    175      $  5,827
                                           ========     ========      ========

Sales to Wal-Mart Stores Inc. were 21.7%, 20.5% and 17.7% of consolidated net sales for 1996, 1995 and 1994, respectively.

Two customers accounted for 31.4% and 35.1% of the Company's net accounts receivables at December 31, 1996 and 1995, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(15) Unaudited Quarterly Financial Data

The following is a summary of quarterly operating results for 1996 and 1995 (in thousands of dollars except per share amounts):

                                                          1996
                                        ----------------------------------------
                                         First     Second      Third      Fourth
                                        Quarter    Quarter    Quarter    Quarter
                                        -------    -------    -------    -------
Net sales                               $56,094    $58,060    $60,354    $58,443
Cost of goods sold                       22,815     24,216     27,612     22,877
Net earnings                              2,388      2,197      2,575      2,118
Earnings per common share               $   .37    $   .34    $   .40    $   .33
                                        =======    =======    =======    =======

                                                          1995
                                        ----------------------------------------
                                         First     Second      Third      Fourth
                                        Quarter    Quarter    Quarter    Quarter
                                        -------    -------    -------    -------
Net sales                               $50,697    $52,656    $55,114    $53,581
Cost of goods sold                       19,539     21,587     23,669     23,643
Net earnings                              1,836      1,702      1,977      1,510
Earnings per common share               $   .29    $   .26    $   .31    $   .24
                                        =======    =======    =======    =======

Earnings per share calculations for each of the quarters are based on weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.

(16) Subsequent Events

In March, 1997, the Company entered into an agreement to purchase land and buildings in North Carolina. This property is to be used as a distribution center, and is replacing leased facilities whose lease expires in 1997. The Company expects to close on the property during the second quarter of 1997. The cost of the property is $5,500,000 with the seller financing the transaction interest free. The agreement calls for payments over the next three years, with a final payment of $3,850,000 in April, 2000. When the closing is completed, the Company will record the transaction based on the present value of the loan on the date of closing and will accrete interest over the life of the loan. Any remaining leasehold improvements related to the leased property will be fully amortized by the end of the lease term.

                                   SCHEDULE II

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995 and 1994

                                              Additions
                                  Balance at  charged to              Balance at
                                  beginning   costs and                   end
Description                      of period    expenses   Deductions(1) of period
-------------------              ---------    --------   ----------   ----------
Year ended December 31, 1994
    allowances for doubtful       $1,100,000  $  548,400  $  348,400  $1,300,000
    accounts                      ==========  ==========  ==========  ==========

Year ended December 31, 1995
    allowances for doubtful       $1,300,000  $  655,000  $  255,000  $1,700,000
    accounts                      ==========  ==========  ==========  ==========

Year ended December 31, 1996
    allowances for doubtful       $1,700,000  $   40,000  $  240,000  $1,500,000
    accounts                      ==========  ==========  ==========  ==========

(1)  Uncollectible accounts written off, net of recoveries.

                                     ITEM 11

                                   Computation

                                       Of

                         Earnings Per Share Information

                                     ITEM 11

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994

                  Computation of Earnings Per Share Information

                  (Amounts in thousands, except per share data)

                                                                  1994
                                                          ----------------------
                                       1996 (A) 1995 (A)  Primary  Fully Diluted
                                       ----     ----      -------  -------------
Net earnings                            $9,278   $7,025   $5,681       $5,681

Reduction of interest expense
     net of tax effect                    --       --         48         --
                                        ------   ------   ------       ------
Net earnings for computing
     earnings per common share          $9,278   $7,025   $5,729       $5,681
                                        ======   ======   ======       ======
Weighted average number of
     common shares outstanding (B)       5,586    5,599    5,637        5,637

Net additional shares issuable
     on conversion of stock options
     net of 20% repurchase
     limitation (B)                        897      872      763        1,032
                                        ------   ------   ------       ------
Adjusted shares outstanding (B)          6,483    6,471    6,400        6,669
                                        ======   ======   ======       ======
Net earnings per common
     share (B)                          $ 1.43   $ 1.09   $  .90       $  .86
                                        ======   ======   ======       ======

Earnings per common share for the years ended December 31, 1996, 1995 and 1994 were computed using the modified treasury stock method which assumes the exercise of all outstanding options and warrants and the use of the proceeds thereof to acquire up to 20% of the outstanding common stock of the Company. Excess proceeds, not utilized for the purchase of such shares, are assumed utilized, first to reduce outstanding debt and then any remainder is assumed invested in interest bearing securities with net income increased for the hypothetical interest expense savings or interest income, net of taxes.

     (A) Primary and fully diluted earnings per common share were the same in 1996 and 1995.

     (B) Adjusted to reflect 4-for-3 stock splits, effective November 8, 1996 and June 15, 1994 and a 2-for-1 stock split effective June 16, 1995.