Form 10-Q
period 1997-03-31
DEL LABORATORIES INC
filed 1997-05-14
CIK 27751

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

(Mark One)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                  SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

   ---       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from            to
                                                ----------    ----------

                         Commission File No. 1-5439

                            DEL LABORATORIES, INC.
            (Exact name of registrant as specified in its charter)


     DELAWARE                                                  13-1953103
-------------------                                         ------------------
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


                             --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES (X)       NO ( )

The number of shares of Common Stock, $1 par value, outstanding as of May 9, 1997 was 5,666,157.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
Financial Statements:
      Consolidated Condensed Balance Sheets as of
      March 31, 1997 and December 31, 1996.....................................3

      Consolidated Condensed Statements of
      Earnings for the three months ended March 31, 1997 and 1996..............4

      Consolidated Condensed Statements of
      Cash Flows for the three months ended March 31, 1997 and 1996............5

      Notes to Consolidated Condensed Financial Statements.....................6

Management's Discussion and Analysis of Financial
Condition and Results of Operations............................................7

Other Information.............................................................10

Signatures....................................................................11


PART 1--FINANCIAL INFORMATION
Item 1. Financial Statements

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       MARCH 31, 1997 AND DECEMBER 31, 1996
                 (In thousands except for share and per share data)

             Assets                                                MARCH 31           DECEMBER 31
             ------                                                  1997                1996
                                                                 -----------          -----------
                                                                 (UNAUDITED)

Current assets:
   Cash and cash equivalents..............................       $   15,259           $    14,516
   Accounts receivable-less allowance for
       doubtful accounts of $1,450 and
       $1,500, respectively...............................           34,396                30,781
   Inventories............................................           36,069                33,788
   Income taxes receivable................................             --                     324
   Deferred income taxes..................................            2,250                 2,250
   Prepaid expenses and other current assets..............            1,556                 1,840
                                                                 ----------           -----------
            Total current assets..........................           89,530                83,499

   Property, plant and equipment, net.....................           26,662                26,628
   Intangibles arising from acquisitions, net.............            8,409                 8,497
   Other assets...........................................            4,041                 3,758
                                                                 ----------           -----------
            Total assets..................................       $  128,642           $   122,382
                                                                 ----------           -----------
                                                                 ----------           -----------

                   Liabilities and Shareholders' Equity
                   ------------------------------------

Current liabilities:
   Accounts payable.......................................       $   17,778           $    17,338
   Accrued liabilities....................................           16,165                14,895
   Income taxes payable...................................            1,512                   --
                                                                 ----------           -----------
            Total current liabilities.....................           35,455                32,233

   Long-term pension liability, less current portion......            4,132                 4,132
   Deferred income taxes..................................            1,175                 1,175
   Long-term debt, less current portion...................           40,000                40,000
                                                                 ----------           -----------
            Total liabilities.............................           80,762                77,540
                                                                 ----------           -----------
Shareholders' equity:
   Preferred stock $.01 par value, authorized
     1,000,000 shares; no shares issued...................              --                    --
   Common stock $1 par value, authorized
     10,000,000 shares; issued 8,784,514 shares...........            8,785                 8,785
   Additional paid-in capital.............................            4,321                 4,321
   Foreign currency translation adjustment................             (406)                 (547)
   Retained earnings......................................           64,451                61,353
                                                                  ----------           -----------
                                                                     77,151                73,912

   Less: Treasury stock, at cost, 3,157,367 shares
     and 3,141,949 shares, respectively...................          (27,679)              (27,334)
   Receivable for stock options exercised.................           (1,592)               (1,736)
                                                                  ----------           -----------
            Total shareholders' equity....................           47,880                44,842
                                                                 ----------           -----------

            Total liabilities and shareholders' equity....       $  128,642             $ 122,382
                                                                  ----------           -----------
                                                                  ----------           -----------

See accompanying notes to unaudited consolidated condensed financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (In thousands except for per share data)
                                  (UNAUDITED)


                                                                       MARCH 31       MARCH 31
                                                                         1997           1996
                                                                      ---------      ---------
Net sales...........................................................  $  61,319      $  56,094
                                                                      ---------      ---------
Cost of goods sold..................................................     23,809         22,815
Selling and administrative expenses.................................     31,196         28,361
                                                                      ---------      ---------
                                                                         55,005         51,176
                                                                      ---------      ---------
      Operating income..............................................      6,314          4,918
                                                                      ---------      ---------
Interest expense....................................................        950            952
Interest income.....................................................       (128)           (82)
                                                                      ---------      ---------
      Interest expense, net........................................         822            870
                                                                      ---------      ---------
Earnings before income taxes........................................      5,492          4,048
Income taxes........................................................      2,197          1,660
                                                                      ---------      ---------
      Net earnings..................................................  $   3,295      $   2,388
                                                                      ---------      ---------
                                                                      ---------      ---------
Weighted average common shares outstanding (A)......................      6,338          6,500
                                                                      ---------      ---------
                                                                      ---------      ---------
Earnings per common share (A).......................................  $    0.52      $    0.37
                                                                      ---------      ---------
                                                                      ---------      ---------
Dividends per common share (A)......................................  $   0.035      $   0.026
                                                                      ---------      ---------
                                                                      ---------      ---------

(A) March 31, 1996 amounts are adjusted to reflect a 4-for-3 stock split effective November 8, 1996.

See accompanying notes to unaudited consolidated condensed financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (In thousands)
                                     (UNAUDITED)

                                                                       MARCH 31       MARCH 31
                                                                         1997           1996
                                                                      ---------      ---------
Cash flows from operating activities:
Net earnings........................................................  $   3,295      $   2,388
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization....................................      1,396          1,199
   Provision for doubtful accounts..................................         52            138
   Other non-cash operating items...................................        282             77
   Changes in operating assets and liabilities:
   Accounts receivable..............................................     (3,667)        (6,935)
   Inventories......................................................     (2,281)        (2,178)
   Prepaid expenses and other current assets........................        284            878
   Other assets and other liabilities...............................       (283)           260
   Accounts payable.................................................        440          2,661
   Accrued liabilities..............................................      1,270          2,983
   Income taxes.....................................................      1,836            258
                                                                      ---------      ---------
       Net cash provided by operating activities....................      2,624          1,729
                                                                      ---------      ---------
Cash flows used in investing activities:
   Property, plant and equipment additions..........................     (1,341)        (1,353)
                                                                      ---------      ---------
       Net cash used in investing activities........................     (1,341)        (1,353)
                                                                      ---------      ---------
Cash flows used in financing activities:
   Principal payments of long-term debt.............................        --             (17)
   Proceeds from issuance of common stock
     upon exercise of options.......................................          9            136
   Decrease in receivable for stock options exercised...............          5            145
   Purchase of treasury stock.......................................       (355)          (362)
   Dividends paid...................................................       (197)          (292)
                                                                      ---------      ---------
       Net cash used in financing activities........................       (538)          (390)
                                                                      ---------      ---------
Effect of exchange rate changes on cash.............................         (2)           --
                                                                      ---------      ---------

Net increase (decrease) in cash and cash equivalents................        743            (14)

Cash and cash equivalents beginning of year.........................     14,516          8,563
                                                                      ---------      ---------

Cash and cash equivalents at end of period..........................  $  15,259      $   8,549
                                                                      ---------      ---------
                                                                      ---------      ---------

See accompanying notes to unaudited consolidated condensed financial statements.

                      DEL LABORATORIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1997 AND 1996

                                    (UNAUDITED)

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and the statements of cash flows for the three months ended March 31, 1997 and 1996.

     Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year-end adjustments and independent audit.

     These financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 31, 1996.

2. Classification of inventories at March 31, 1997 and December 31, 1996 were as follows (in thousands):

                                                         1997         1996
                                                      ---------     ---------

         Raw Materials..............................  $  18,173     $  15,346
         Work In Process............................      3,853         3,862
         Finished Goods.............................     14,043        14,580
                                                      ---------     ---------
                                                      $  36,069     $  33,788
                                                      ---------     ---------
                                                      ---------     ---------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
  -----------------------------------

(1) LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    Under its institutional debt covenants, the Company is permitted a level of short-term borrowing not to exceed $15,000,000. Currently, the Company has arrangements with banks which provide up to $27,500,000 of short-term lines of credit at the prime rate of interest. There were no borrowings under these lines during the quarter ended March 31, 1997 or the year ended December 31, 1996.

    The Company has, from time to time, acquired shares of its common stock pursuant to a plan approved by the Board of Directors in 1987. The Company will generally undertake such purchases if, as and when management believes that the prevailing market price for its Common Stock does not adequately reflect the intrinsic value of the Company's business. During the quarter ended March 31, 1997 the Company purchased 17,000 shares at an average cost of $20.88 per share, and such shares were placed in treasury. The shares purchased were predominantly from employees who held shares issued pursuant to the Company's stock option plans, with the balance through open market purchases. As of March 31, 1997 the Company was authorized to purchase up to 170,725 additional shares based on the then existing Board authorization.

    Net accounts receivable at March 31, 1997 increased by $3,615,000 from the December 31, 1996 level. The increase is attributable to a sales concentration in the latter part of the quarter. Inventories at March 31, 1997 increased by $2,281,000 from December 31, 1996. This increase was comparable to the increase during the quarter ended March 31, 1996.

    During the quarter ended March 31, 1997, the Company generated $2,624,000 cash from operations. The Company believes that cash from future operations, cash on hand and amounts available from short-term lines of credit, referred to above, will be sufficient to satisfy the Company's liquidity needs for the foreseeable future.

    In March 1997, the Company entered into an agreement to purchase land and buildings in North Carolina. This property is to be used as a distribution center and is replacing facilities leased under a lease expiring in 1997. The Company expects to close on the property during the second quarter of 1997. The cost of the property is $5,500,000 with the seller financing the transaction interest free. The agreement calls for payments over the next three years, with a final payment of $3,850,000 in April, 2000. When the closing is completed, the Company will record the transaction based on the present value of the loan on the date of closing and will accrete interest over the life of the loan. Any remaining leasehold improvements related to the leased facility will be fully amortized by the end of the lease term.

(2) RESULTS OF OPERATIONS
    ---------------------

    SALES
    -----

    Sales for the first quarter of 1997 were $61.3 million, 9.3% above the $56.1 million of sales for the first quarter of 1996.

    The first quarter 1997 results reflect a sales increase in both the Cosmetics and Pharmaceutical Divisions, although the percentage of sales growth in the Cosmetics Division was slightly higher than the percentage of sales growth in the Pharmaceutical Division.

    COST OF SALES
    -------------

    Cost of sales for the first quarter of 1997, as a percentage of net sales, decreased to 38.8%, as compared with 40.7 % in the corresponding period of 1996.

    The decrease in cost of sales resulted from decreases in both the Cosmetics and Pharmaceutical Divisions. These decreases were the result of increased production levels and production efficiencies that allowed a greater absorption of manufacturing overhead. In addition, the Company constantly reviews product cost in order to produce its products at the lowest possible cost.

    SELLING AND ADMINISTRATIVE EXPENSES
    -----------------------------------

    Selling and administrative expenses increased by $2.8 million in the first quarter of 1997 versus the first quarter of 1996 and also increased as a percentage of net sales to 50.9% from 50.6%. The increase of .3% as a percentage of sales is attributable to increased advertising and promotional expenses during the 1997 period.

    NET INTEREST EXPENSE
    --------------------

    Net interest expense for the first quarter of 1997 was $822,000 compared with $870,000 incurred in the first quarter of 1996. This reduction was attributable to increased interest income from investment of cash balances.

    PROVISION FOR INCOME TAXES
    --------------------------

    The provision for income taxes is based on the Company's expected effective tax rate for the year, which is 40% of earnings in 1997. In 1996, the Company's effective tax rate was 41%.

    NET EARNINGS
    ------------

    Net earnings for the first quarter of 1997 were $3,295,000, 38.0% above the $2,388,000 reported for the first quarter of 1996.

    LEGAL MATTERS
    -------------

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

    In March 1997, the parties agreed, subject to Court approval, to a proposed settlement in which the Company's insurance carrier, on behalf of the individual defendants, will pay $400,000 to the Company, and the Board will make the Human Resources Committee a permanent committee of the Board to be composed only of "independent" directors (as defined in the Internal Revenue
    Code). The Human Resources Committee will be charged with review and oversight of the Company's compliance with the requirements of Title VII relating to employment practices, including discrimination, wrongful discharge and retaliation. The Company has agreed not to oppose an application to the Court by the plaintiffs' attorneys for an attorneys' fee of $150,000 which has been provided for in the consolidated financial statements of the Company.

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

    NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". This pronouncement must be implemented for annual and interim periods that end after December 15, 1997. SFAS No. 128 does not permit early application. When implemented, SFAS No. 128 requires restatement of all prior period earnings per share data. SFAS No. 128 calls for the calculation of basic earnings per share, which is calculated using only weighted average shares outstanding during the period and does not consider the assumed exercise of shares utilizing the treasury stock method (see note 3 to consolidated condensed financial statements). The Company believes that the adoption of SFAS No. 128 will increase basic earnings per share as compared with previously reported primary earnings per share. In addition, SFAS No. 128 requires the disclosure of diluted earnings per share. The Company is evaluating the requirements of calculating diluted earnings per share but does not believe that the adoption of SFAS No. 128 will have a material effect on previously reported primary earnings per share as compared with diluted earnings per share.

PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
    (a) Exhibit Index

ITEM NO.    EXHIBIT                                         EXHIBIT NO.            DESCRIPTION
--------    -------                                         -----------            -----------
   2        Plan of acquisition reorganization,                 --            Not Applicable
            arrangement, liquidation, or succession

   3        Articles of Incorporation and By-Laws               --            Not Applicable

   4        Instruments defining the rights of security         --            Not Applicable
            holders, including indentures

  10        Material Contracts                                  1             First Amendment to Loan Agreement dated
                                                                              as of March 31, 1997 by and among the
                                                                              Registrant, Jackson National Life Insurance
                                                                              Company and Jackson National Life Insurance
                                                                              Company of Michigan

  11        Statement re: computation of per share              --            Not Applicable
            earnings

  15        Letter re: unaudited interim financial              --            Not Applicable
            information

  18        Letter re: change in account-                       --            Not Applicable
            ing principles

  19        Report furnished to security holders                --            Not Applicable

  22        Published report regarding matters submitted        --            Not Applicable
            to vote of security holders

  24        Power of Attorney                                   --            Not Applicable

  27        Financial Data Schedule                             2             --

  99        Additional exhibits                                 --            Not Applicable


(b)   Reports on Form 8-K
      -------------------

      NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DEL LABORATORIES, INC.
                                               -------------------------------
                                               (Registrant)




Date: May 14, 1997                             /s/ Dan K. Wassong
------------------                             -------------------------------
                                               Dan K. Wassong
                                               Chairman, President and
                                               Chief Executive Officer




Date: May 14, 1997                             /s/ Melvyn C. Goldstein
------------------                             -------------------------------
                                               Melvyn C. Goldstein
                                               Vice President of Finance
                                               and Principal Financial Officer