Form 10-Q
period 1997-06-30
DEL LABORATORIES INC
filed 1997-08-14
CIK 27751

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington D.C.  20549


                                      FORM 10-Q


(Mark One)

    / X /          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1997


    /   /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _____ to _____


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


                          ----------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  /X/                    NO  / /

The number of shares of Common Stock, $1 par value, outstanding as of August 6, 1997 was 5,683,689.

                       DEL LABORATORIES, INC. AND SUBSIDIARIES

                                        Index







                                                                       Page No.
                                                                       --------
Financial Statements:

    Consolidated Condensed Balance Sheets as of
    June 30, 1997 and December 31, 1996.                                  3

    Consolidated Condensed Statements of
    Earnings for the three months ended June 30, 1997 and 1996.           4

    Consolidated Condensed Statements of
    Earnings for the six months ended June 30, 1997 and 1996.             5

    Consolidated Condensed Statements of
    Cash Flows for the six months ended June 30, 1997 and 1996.           6

    Notes to Consolidated Condensed Financial Statements.                 7

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       8

Other Information                                                         11

Signatures                                                                12

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                         JUNE 30, 1997 AND DECEMBER 31, 1996
                  (In thousands except for share and per share data)

              Assets                                  June 30           December 31
             --------                                   1997                1996
                                                      --------          -----------
                                                    (UNAUDITED)
Current assets:
    Cash and cash equivalents                              $ 12,701      $ 14,516
    Accounts receivable-less allowance for
         doubtful accounts of $1,450
         and $1,500, respectively                            33,533        30,781
    Inventories                                              36,589        33,788
    Income taxes receivable                                   1,928           324
    Deferred income taxes                                     2,250         2,250
    Prepaid expenses and other current assets                 2,140         1,840
                                                           --------      --------
              Total current assets                           89,141        83,499

    Property, plant and equipment, net                       32,130        26,628
    Intangibles arising from acquisitions, net                8,320         8,497
    Other assets                                              6,759         3,758
                                                           --------      --------
              Total assets                                 $136,350      $122,382
                                                           --------      --------
                                                           --------      --------
                 Liabilities and Shareholders' Equity
                 ------------------------------------
Current liabilities:
    Current portion of note payable                        $    483      $    -
    Accounts payable                                         21,357        17,338
    Accrued liabilities                                      15,271        14,895
                                                           --------      --------
              Total current liabilities                      37,111        32,233

    Note payable, less current portion                        3,960           -
    Long-term pension liability, less current portion         4,132         4,132
    Deferred income taxes                                     1,175         1,175
    Long-term debt, less current portion                     40,000        40,000
                                                           --------      --------
              Total liabilities                              86,378        77,540
                                                           --------      --------
Shareholders' equity:
    Preferred stock $.01 par value, authorized
       1,000,000 shares; no shares issued                       -             -
    Common stock $1 par value, authorized
       10,000,000 shares; issued 8,784,514 shares             8,785         8,785
    Additional paid-in capital                                6,274         4,321
    Foreign currency translation adjustment                    (413)         (547)
    Retained earnings                                        67,445        61,353
                                                           --------      --------
                                                             82,091        73,912

    Less: Treasury stock, at cost, 3,099,226 shares
          and 3,141,949 shares, respectively                (30,532)      (27,334)
    Receivable for stock options exercised                   (1,587)       (1,736)
                                                           --------      --------
                   Total shareholders' equity                49,972        44,842
                                                           --------      --------

              Total liabilities and shareholders' equity   $136,350      $122,382
                                                           --------      --------
                                                           --------      --------


See accompanying notes to unaudited consolidated condensed financial statements.

                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                       (In thousands except for per share data)
                                     (UNAUDITED)


                                                 June 30            June 30
                                                  1997                1996
                                              ----------          ----------

    Net sales                                 $   67,989          $   58,060
                                              ----------          ----------
    Cost of goods sold                            26,719              24,217
    Selling and administrative expenses           35,046              29,289
                                              ----------          ----------

                                                  61,765              53,506
                                              ----------          ----------

         Operating income                          6,224               4,554
                                              ----------          ----------

    Interest expense                                 991                 951
    Interest income                                  (89)               (120)
                                              ----------          ----------

         Interest expense, net                       902                 831
                                              ----------          ----------

    Earnings before income taxes                   5,322               3,723
    Income taxes                                   2,129               1,526
                                              ----------          ----------

         Net earnings                         $    3,193          $    2,197
                                              ----------          ----------
                                              ----------          ----------
    Weighted average common
     shares outstanding (A)                        6,468               6,501
                                              ----------          ----------
                                              ----------          ----------

    Earnings per common share (A)             $     0.49          $     0.34
                                              ----------          ----------
                                              ----------          ----------

    Dividends per common share (A)            $    0.035          $    0.026
                                              ----------          ----------
                                              ----------          ----------

    (A) June 30, 1996 amounts are adjusted to reflect a 4-for-3 stock split effective November 8, 1996.

    See accompanying notes to unaudited consolidated condensed financial statements.

                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                       (In thousands except for per share data)
                                     (UNAUDITED)


                                                 June 30            June 30
                                                  1997                1996
                                              ----------          ----------

    Net sales                                 $  129,308          $  114,153
                                              ----------          ----------

    Cost of goods sold                            50,528              47,031
    Selling and administrative expenses           66,242              57,649
                                              ----------          ----------

                                                 116,770             104,680
                                              ----------          ----------







         Operating income                         12,538               9,473
                                              ----------          ----------

    Interest expense                               1,941               1,903
    Interest income                                 (217)               (202)
                                              ----------          ----------

         Interest expense, net                     1,724               1,701
                                              ----------          ----------

    Earnings before income taxes                  10,814               7,772
    Income taxes                                   4,326               3,186
                                              ----------          ----------

         Net earnings                         $    6,488          $    4,586
                                              ----------          ----------
                                              ----------          ----------
    Weighted average common
      shares outstanding (A)
         Primary                                   6,403               6,500
                                              ----------          ----------
                                              ----------          ----------
         Fully diluted                             6,648
                                              ----------
                                              ----------
    Earnings per common share (A)
         Primary                              $     1.01          $     0.71
                                              ----------          ----------
                                              ----------          ----------
         Fully diluted                        $     0.98
                                              ----------
                                              ----------

    Dividends per common share (A)            $    0.070          $    0.053
                                              ----------          ----------
                                              ----------          ----------

    (A) June 30, 1996 amounts are adjusted to reflect a 4-for-3 stock split effective November 8, 1996.

    See accompanying notes to unaudited consolidated condensed financial statements.

                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                    (In thousands)
                                     (UNAUDITED)

                                                        JUNE 30         JUNE 30
                                                          1997            1996
                                                        -------         -------
Cash flows from operating activities:
Net earnings                                            $  6,488       $  4,586
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                          2,834          2,397
    Provision for doubtful accounts                           50            276
    Other non-cash operating items                           275            177
    Changes in operating assets and liabilities:
      Accounts receivable                                 (2,802)        (7,184)
      Inventories                                         (2,801)          (703)
      Prepaid expenses and other current assets             (300)           179
      Other assets and other liabilities                  (3,001)          (300)
      Accounts payable                                     4,019            624
      Accrued liabilities                                    376          2,728
      Income taxes                                        (1,604)        (1,072)
                                                      ----------     ----------

         Net cash provided by operating activities         3,534          1,708
                                                      ----------     ----------

Cash flows used in investing activities:
    Property, plant and equipment additions               (3,716)        (2,630)
                                                      ----------     ----------

         Net cash used in investing activities            (3,716)        (2,630)
                                                      ----------     ----------

Cash flows used in financing activities:
    Principal payments of long-term debt                     -              (35)
    Proceeds from issuance of common stock
      upon exercise of options                             4,154            466
    Decrease in receivable for stock
      options exercised                                        9            149
    Purchase of treasury stock                            (5,399)        (1,538)
    Dividends paid                                          (396)          (438)
                                                      ----------     ----------

         Net cash used in financing activities            (1,632)        (1,396)
                                                      ----------     ----------

Effect of exchange rate changes on cash                       (1)           -
                                                      ----------     ----------

Net decrease in cash and cash equivalents                 (1,815)        (2,318)

Cash and cash equivalents at beginning of year            14,516          8,563
                                                      ----------     ----------

Cash and cash equivalents at end of period              $ 12,701       $  6,245
                                                      ----------     ----------
                                                      ----------     ----------

See accompanying notes to unaudited consolidated condensed financial statements.

                       DEL LABORATORIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996

                                     (UNAUDITED)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and the statements of cash flows for the six months ended June 30, 1997 and 1996.

    Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year-end adjustments and independent audit.

    These financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 31, 1996.

2. Classification of inventories at June 30, 1997 and December 31, 1996 were as follows (in thousands):


                                       1997                 1996
                                      ------               ------

         Raw Materials            $      20,381       $       15,346

         Work In Process                  3,850                3,862

         Finished Goods                  12,358               14,580
                                  -------------       --------------
                                  $      36,589       $       33,788
                                  -------------       --------------
                                  -------------       --------------


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

    Common stock equivalents of 749,430 and 930,532 have been included in the calculation of primary earnings per common share at June 30, 1997 and 1996, respectively. For June 30, 1997, common stock equivalents of 994,054 have been included in the calculation of fully diluted earnings per common share.

4. In June 1997, the Company purchased land and buildings in North Carolina to be used as a distribution center. This distribution center will replace the Company's current leased facility. The lease expires in October, 1997 with all remaining leasehold improvements fully amortized by the end of the lease term. The purchase price of the property is $5,500,000, of which $275,000 was paid at closing and $5,225,000 is being financed through a non-interest bearing note with the seller of the property. The Company recorded the note payable at its present value using an interest rate of 7.3% which approximates the Company's incremental borrowing rate. The repayment terms of the note include $1,375,000 to be repaid over three years and a single lump sum payment of $3,850,000 on May 15, 2000. The issuance of the note for the property represents a non-cash transaction and is supplemental information related to the consolidated statement of cash flows.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -----------------------------------

(1) LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    Under its institutional debt covenants, the Company is permitted a level of short-term borrowing not to exceed $15,000,000. Currently, the Company has arrangements with banks which provide up to $27,500,000 of short-term lines of credit at the prime rate of interest. There were no borrowings under these lines during the six months ended June 30, 1997 or the year ended December 31, 1996.


    The Company has, from time to time, acquired shares of its common stock
    pursuant to a plan approved by the Board of Directors in 1987.   The
    Company will generally undertake such purchases if, as and when management believes that the prevailing market price for its Common Stock does not adequately reflect the intrinsic value of the Company's business. During the six months ended June 30, 1997 the Company purchased 198,857 shares at an average cost of $27.15 per share, and such shares were placed in treasury. The shares purchased were predominantly from employees who held shares issued pursuant to the Company's stock option plans, with the balance through open market purchases. As of June 30, 1997 the Company was authorized to purchase up to 149,625 additional shares based on the then existing Board authorization.

    Net accounts receivable at June 30, 1997 increased by $2,752,000 from the December 31, 1996 level. The increase is attributable to a sales
    concentration in the latter part of the quarter.   Inventories at June 30,
    1997 increased by $2,801,000 from December 31, 1996.

    During the six months ended June 30, 1997, the Company generated $3,534,000 cash from operations. The Company believes that cash from future operations, cash on hand and amounts available from short-term lines of credit , referred to above, will be sufficient to satisfy the Company's liquidity needs for the foreseeable future.

    In June 1997, the Company purchased land and buildings in North Carolina to be used as a distribution center. This distribution center will replace
    the Company's current leased facility.   The lease  expires in October,
    1997 with all remaining leasehold improvements fully amortized by the end of the lease term. The purchase price of the property is $5,500,000, of which $275,000 was paid at closing and $5,225,000 is being financed through a non-interest bearing note with the seller of the property. The Company recorded the note payable at its present value using an interest rate of
    7.3% which approximates the Company's incremental borrowing rate.   The
    repayment terms of the note include $1,375,000 to be repaid over three years and a single lump sum payment of $3,850,000 on May 15, 2000.

(2) RESULTS OF OPERATIONS

    Sales
    -----

    Sales for the second quarter of 1997 were $68.0 million, 17.1% above the $58.1 million of sales for the second quarter of 1996. Sales for the six months ended June 30, 1997 were $129.3 million, 13.3% above the $114.2 million of sales for the six months ended June 30, 1996.

    The second quarter and six months of 1997 results reflect a sales increase in the Cosmetics Division and a decrease in sales for the Pharmaceutical Division.

    Cost of Sales
    -------------

    Cost of sales for the second quarter of 1997, as a percentage of net sales, decreased to 39.3%, as compared with 41.7 % in the corresponding period of 1996. Cost of sales for the six months ended June 30, 1997, as a percentage of net sales, was 39.1% compared with 41.2% in the corresponding period of 1996.

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

Selling and Administrative Expenses
-----------------------------------

Selling and administrative expenses increased by $5.8 million in the second quarter of 1997 versus the second quarter of 1996 and also increased as a
percentage of net sales to 51.5% from 50.4%.   For the six months ended June
30, 1997, selling and administrative expenses increased by $8.6 million versus the comparable period in 1996 and also increased as a percentage of net sales to 51.2% from 50.5%. The increase of .7% as a percentage of sales is attributable to increased advertising and promotional expenses during the 1997 period.

Net Interest Expense
--------------------

Net interest expense for the second quarter of 1997 was $902,000 compared with $831,000 incurred in the second quarter of 1996. Net interest expense for the six months ended June 30, 1997 was $1,724,000 compared with $1,701,000 for the six months ended June 30, 1996.

Provision for Income Taxes
--------------------------

The provision for income taxes is based on the Company's expected effective tax rate for the year, which is 40% of earnings in 1997. In 1996, the Company's effective tax rate was 41%.

Net Earnings
------------


Net earnings for the second quarter of 1997 were $3,193,000, 45.3% above the $2,197,000 reported for the second quarter of 1996. Net earnings for the six months ended June 30, 1997 were $6,488,000, 41.5% above the $4,586,000 reported for the six months ended June 30, 1996.

Legal Matters
-------------


In June 1997, the Company entered into a settlement agreement with respect to a stockholders' derivative action against the members of the Company's Board of Directors, in which, among other things, the Company's insurance carrier agreed to pay $400,000 to the Company on behalf of the individual defendants, and the Company paid $150,000 in connection with plaintiffs' attorneys fees (see Part II, Item I, Legal Proceedings).

New Accounting Pronouncements
-----------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Statement of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for the period beginning after December 15, 1997. This statement permits early application and requires restatement of all prior periods. The Company is currently evaluating the requirements of SFAS No. 131 and believes that the adoption of the statement will not have a material impact on previously reported segment information.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

In August 1995, two stockholder derivative actions were filed in the State of Delaware Chancery Court against the members of the Company's Board of Directors, alleging breaches of fiduciary duties and waste of corporate assets in connection with the Company's settlement with the EEOC relating to claims of sexual harassment by an executive of the Company. This action was consolidated into a single action, In Re Del Laboratories, Inc., Derivative Litigation,
                       ---------------------------------------------------
Consolidated C.A. No. 14466.

In June 1997, the Delaware Chancery Court approved, and the Company entered into, a settlement in which the Company's insurance carrier, on behalf of the individual defendants, paid $400,000 to the Company, and the Board made the Human Resources Committee a permanent committee of the Board to be composed only of "independent" directors (as defined in the Internal Revenue Code). The Human Resources Committee is charged with review and oversight of all aspects of employment practices and other matters involving the welfare of employees and prospective employees of Del (other than collective bargaining agreements and compensation arrangements), including the Company's compliance with the requirements of Title VII relating to discrimination, wrongful discharge and retaliation. The Company also paid the plaintiffs' attorneys an attorneys' fee of $150,000 under the settlement.

The stipulation of settlement expressly acknowledges that the settlement does not constitute an admission by the defendants of any liability or wrongdoing by them, but was entered into by the defendants to avoid the burden and expense of further litigation.

Item 4.  Matters Put Before a Vote of Stockholders
         -----------------------------------------

At the 1997 Annual Meeting of Stockholders held on May 22, 1997, Dan K. Wassong, Martin E. Revson and Jack Futterman were elected Directors for a three year term.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibit Index
    -------------

Item No.      Exhibit                      Exhibit No.         Description
-------       -------                      ----------          -----------

    2         Plan of acquisition              -              Not Applicable
              reorganization, arrange-
              ment, liquidation, or
              succession

    3         Articles of Incorporation        -              Not Applicable
              and By-Laws

    4         Instruments defining the         -              Not Applicable
              rights of security holders,
              including indentures

   10         Material Contracts               -              Not Applicable

   11         Statement re:  computation       -              Not Applicable
              of per share earnings

   15         Letter re:  unaudited interim    -              Not Applicable
              financial information

   18         Letter re:  change in account-   -              Not Applicable
              ing principles

   19         Report furnished to security     -              Not Applicable
              holders

   22         Published report regarding       -              Not Applicable
              matters submitted to vote of
              security holders

   24         Power of Attorney                -              Not Applicable

   27         Financial Data Schedule          1              ----

   99         Additional exhibits              -              Not Applicable


(b) Reports on Form 8-K
    -------------------

    None

                                      SIGNATURES
                                      ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DEL LABORATORIES, INC.
                                       ----------------------
                                       (Registrant)


Date: August 14, 1997                  /s/ Dan K. Wassong
---------------------                  -----------------------------------
                                       Dan K. Wassong
                                       Chairman, President and
                                       Chief Executive Officer



Date: August 14, 1997                  /s/ Melvyn C. Goldstein
---------------------                  -----------------------------------
                                       Melvyn C. Goldstein
                                       Vice President of Finance
                                       and Principal Financial Officer