Form 10-Q
period 1997-09-30
DEL LABORATORIES INC
filed 1997-11-14
CIK 27751

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

    (Mark One)

   /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______to_______


                           Commission File No. 1-5439


                              DEL LABORATORIES, INC.
                              ----------------------
              (Exact name of registrant as specified in its charter)

          DELAWARE                                            13-1953103
-------------------------------                            ----------------
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES (X)         NO ( )

    The number of shares of Common Stock, $1 par value, outstanding as of November 12, 1997 was 5,702,205.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

                                     Index

                                                                             Page No.
                                                                             --------
Financial Statements:

    Consolidated Condensed Balance Sheets as of
    September 30, 1997 and December 31, 1996                                     3

    Consolidated Condensed Statements of
    Earnings for the three and nine months
    ended September 30, 1997 and 1996                                            4

    Consolidated Condensed Statements of Cash Flows
    for the nine months ended September 30, 1997 and 1996                        5

    Notes to Consolidated Condensed Financial Statements                         6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                              7

Other Information                                                                9

Signatures                                                                       10

                                     -2-

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                (In thousands except for share and per share data)


                                                                                       September 30  December 31
                    Assets                                                                 1997          1996
                    ------                                                             ------------  ------------
                                                                                        (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                            $   14,128    $   14,516
   Accounts receivable-less allowance for
           doubtful accounts of $1,400
           and $1,500, respectively                                                         29,012        30,781
   Inventories                                                                              46,296        33,788
   Deferred income taxes                                                                     2,250         2,250
   Prepaid expenses and other current assets                                                 1,586         2,164
                                                                                       ------------  ------------
          Total current assets                                                              93,272        83,499

   Property, plant and equipment, net                                                       33,548        26,628
   Intangibles arising from acquisitions, net                                                8,232         8,497
   Other assets                                                                              6,612         3,758
                                                                                       ------------  ------------
          Total assets                                                                  $  141,664    $  122,382
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
   Current portion of note payable                                                      $      491    $      -
   Accounts payable                                                                         21,115        17,338
   Accrued liabilities                                                                      18,273        14,895
                                                                                       ------------  ------------
          Total current liabilities                                                         39,879        32,233

   Note payable, less current portion                                                        3,920           -
   Long-term pension liability                                                               4,132         4,132
   Deferred income taxes                                                                     1,175         1,175
   Long-term debt                                                                           40,000        40,000
                                                                                       ------------  ------------
          Total liabilities                                                                 89,106        77,540
                                                                                       ------------  ------------
Shareholders' equity:
   Preferred stock $.01 par value, authorized
      1,000,000 shares; no shares issued                                                       -             -
   Common stock $1 par value, authorized
      10,000,000 shares; issued 8,784,514 shares                                             8,785         8,785
   Additional paid-in capital                                                                6,382         4,321
   Foreign currency translation adjustment                                                    (413)         (547)
   Retained earnings                                                                        70,922        61,353
                                                                                       ------------  ------------
                                                                                            85,676        73,912
   Less: Treasury stock, at cost, 3,115,407 shares
      and 3,141,949 shares, respectively                                                   (31,536)      (27,334)
   Receivable for stock options exercised                                                   (1,582)       (1,736)
                                                                                       ------------  ------------
          Total shareholders' equity                                                        52,558        44,842
                                                                                       ------------  ------------
          Total liabilities and shareholders' equity                                    $  141,664    $  122,382
                                                                                       ------------  ------------
                                                                                       ------------  ------------

See accompanying notes to unaudited consolidated condensed financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (In thousands except for per share data)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         September 30  September 30  September 30  September 30
                                                             1997          1996          1997          1996
                                                         ------------  ------------  ------------  ------------
Net sales                                                 $   68,865    $   60,354    $  198,174    $  174,507

Cost of goods sold                                            26,541        27,613        77,070        74,644
Selling and administrative expenses                           35,342        27,516       101,584        85,166
                                                         ------------  ------------  ------------  ------------
     Operating income                                          6,982         5,225        19,520        14,697

Interest expense                                               1,029           941         2,970         2,844
Interest income                                                 (172)          (80)         (389)         (282)
                                                         ------------  ------------  ------------  ------------
     Interest expense, net                                       857           861         2,581         2,562
                                                         ------------  ------------  ------------  ------------

Earnings before income taxes                                   6,125         4,364        16,939        12,135
Income taxes                                                   2,450         1,789         6,776         4,975
                                                         ------------  ------------  ------------  ------------
     Net earnings                                         $    3,675    $    2,575    $   10,163    $    7,160
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

Weighted average common shares outstanding (A)                 6,560         6,456         6,483         6,484
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

Earnings per common share (A)                             $     0.56    $     0.40    $     1.57    $     1.10
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

Dividends per common share (A)                            $    0.035    $    0.026    $    0.105    $    0.079
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------


(A) September 30, 1996 amounts are adjusted to reflect a 4-for-3 stock split effective November 8, 1996.


See accompanying notes to unaudited consolidated condensed financial statements.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (In thousands)
                                  (UNAUDITED)

                                                                                  September 30     September 30
                                                                                      1997             1996
                                                                                 ---------------  ---------------
Cash flows from operating activities:
Net earnings                                                                        $  10,163        $   7,160
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                                                         3,181            3,596
  Other non-cash operating items                                                          375              698
  Changes in operating assets and liabilities:
   Accounts receivable                                                                  1,669           (6,898)
   Inventories                                                                        (12,508)           2,035
   Prepaid expenses and other current assets                                              578              172
   Other assets and other liabilities                                                  (2,854)            (289)
   Accounts payable                                                                     3,777           (1,623)
   Accrued liabilities                                                                  3,378            4,647
   Income taxes                                                                          -              (1,065)
                                                                                      -------          -------
       Net cash provided by operating activities                                        7,759            8,433
                                                                                      -------          -------
Cash flows used in investing activities:
  Property, plant and equipment additions                                              (5,424)          (3,824)
                                                                                      -------          -------
       Net cash used in investing activities                                           (5,424)          (3,824)
                                                                                      -------          -------
Cash flows used in financing activities:
  Principal payments of long-term debt                                                   -                 (53)
  Exercise of stock options and related tax benefits                                    4,399              987
  Decrease in receivable for stock options exercised                                       14               14
  Acquisition of treasury stock                                                        (6,540)          (2,903)
  Dividends paid                                                                         (594)            (584)
                                                                                      -------          -------
       Net cash used in financing activities                                           (2,721)          (2,539)
                                                                                      -------          -------
Effect of exchange rate changes on cash                                                    (2)            -
                                                                                      -------          -------

Net increase(decrease) in cash and cash equivalents                                      (388)           2,070

Cash and cash equivalents at beginning of year                                         14,516            8,563
                                                                                      -------          -------

Cash and cash equivalents at end of period                                          $  14,128        $  10,633
                                                                                      -------          -------
                                                                                      -------          -------

See accompanying notes to unaudited consolidated condensed financial statements.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)

    1. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

    2. Classification of inventories at September 30, 1997 and December 31, 1996 were as follows (in thousands):


                                                      1997       1996
                                                    ---------  ---------

          Raw Materials                             $  19,492  $  15,346
          Work In Process                               7,797      3,862
          Finished Goods                               19,007     14,580
                                                    ---------  ---------
                                                    $  46,296  $  33,788
                                                    ---------  ---------
                                                    ---------  ---------


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

         Common stock equivalents of 815,878 and 921,997 have been included in the calculation of primary earnings per common share at September 30, 1997 and 1996, respectively.

    4. In June 1997, the Company purchased land and buildings in North Carolina to be used as a warehouse and distribution center, which will replace the Company's current leased facility in Huntington, New York. The purchase price of the property was $5,500,000, of which $275,000 was paid in cash at closing and $5,225,000 is being financed through a non-interest bearing note issued to the seller of the property. The Company recorded the note payable at its present value using an interest rate of 7.3% which approximates the Company's incremental borrowing rate. The repayment terms of the note include $1,375,000 to be repaid over three years (1997, 1998 and 1999) and a single lump sum payment of $3,850,000 on May 15, 2000. The issuance of the note for the property represents a non-cash transaction.

    5. In June 1997, the Company entered into an agreement to lease 44,000 square feet of office space in Uniondale, New York to be used for executive offices. The term of the lease is seven years and seven months with an expiration date of December 31, 2004. The future minimum lease payments under this lease are $1,171,703 per year payable monthly beginning in January, 1998 and continuing through December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -------------------------

(1) Results of Operations
    ---------------------

    Sales
    -----

    Net sales for the third quarter of 1997 were $68.9 million, 14.1% above the $60.4 million of sales for the third quarter of 1996. Net sales for the nine months ended September 30, 1997 were $198.2 million, 13.6% above the $174.5 million of net sales for the nine months ended September 30, 1996.

    Net Cosmetics sales were $54.4 million in the 1997 third quarter compared to $47.3 million in the 1996 third quarter, a 15.0% increase. For the 1997 nine month period, net Cosmetics sales were $157.4 million versus $134.1 million in the comparable 1996 period, a 17.4% increase.

    Net Pharmaceutical sales in the 1997 third quarter were $14.5 million compared to $13.1 million in the same quarter in 1996, a 10.7% increase. For the 1997 nine month period, net sales increased 1% over the comparable period in 1996.

    The increases in net sales are primarily attributable to increased volumes.

    Cost of Sales
    -------------

    Cost of sales for the third quarter of 1997, as a percentage of net sales, decreased to 38.5%, as compared with 45.8 % in the corresponding period of 1996. Cost of sales for the nine months ended September 30, 1997, as a percentage of net sales, was 38.9% compared with 42.8% in the corresponding period of 1996.

    In the third quarter of 1996 the Company disposed and revalued excess fashion oriented color cosmetics and natural based beauty products inventory, resulting in a charge to cost of sales representing 4.1% of sales for the quarter and 1.4% of sales for the nine months. The 1997 quarterly and nine month periods included no such charge. Absent the charge in 1996, cost of sales would have improved from 41.6% in the 1996 third quarter to 38.5% in the 1997 quarter and 41.3% in the 1996 nine month period to 38.9% for the comparable period in 1997, primarily due to product mix.

    Selling and Administrative Expenses
    -----------------------------------

    Selling and administrative expenses increased by $7.8 million in the third quarter of 1997 versus the third quarter of 1996 and also increased as a percentage of net sales to 51.3% from 45.6%. For the nine months ended September 30, 1997, selling and administrative expenses increased by $16.4 million versus the comparable period in 1996 and also increased as a percentage of net sales to 51.3% from 48.8%. The increases are primarily attributable to increased advertising and promotional expenses during the 1997 periods.

    Selling and administrative expenses are subject to quarterly variability due to the timing of advertising and other spending related to promotional programs.

    Net Interest Expense
    --------------------

    Interest expense increased from $.94 million in the 1996 third quarter to $1.03 million in the 1997 third quarter and from $2.8 million during the nine month period in 1996 to $3.0 million in 1997 due to imputed interest (non cash expense) related to the Company's purchase of land and building in North Carolina. Offsetting these increases were higher levels of interest income in both the 1997 third quarter and nine month period.

    Provision for Income Taxes
    --------------------------

    The provision for income taxes is based on the Company's expected effective tax rate for the year, which is 40% in 1997. In 1996, the Company's effective tax rate was estimated at 41%.

    Net Earnings
    ------------

    Net earnings for the third quarter of 1997 were $3.7 million, 42.7% above the $2.6 million of net earnings reported for the third quarter of 1996. Net earnings for the nine months ended September 30, 1997 were $10.2 million, 41.9% above the $7.2 million of net earnings reported for the nine months ended September 30, 1996. The increases in net earnings were due to higher net sales and improved cost of goods sold.

    Legal Matters
    -------------

    In June 1997, the Company entered into a settlement agreement with respect to a stockholders' derivative action against the members of the Company's Board of Directors in which, among other things, the Company's insurance carrier agreed to pay $400,000 to the Company on behalf of the individual defendants, and the Company paid $150,000 in connection with plaintiffs' attorneys fees. The stipulation of settlement expressly acknowledges that the settlement does not constitute an admission by the defendants of any liability or wrongdoing by them, but was entered into by the defendants to avoid the burden and costs of further litigation.

    New Accounting Pronouncements
    -----------------------------

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". This pronouncement must be implemented for annual and interim periods that end after December 15, 1997. SFAS No. 128 does not permit early application. When implemented, SFAS No. 128 requires restatement of all prior period earnings per share data. SFAS No. 128 calls for the calculation of basic earnings per share, which is calculated using only weighted average shares outstanding during the period and does not consider the assumed exercise of shares utilizing the treasury stock method (see Note 3 to the unaudited consolidated condensed financial statements). The Company believes that the adoption of SFAS No. 128 will increase basic earnings per share as compared with previously reported primary earnings per share. In addition, SFAS No. 128 requires the disclosure of diluted earnings per share. The Company is evaluating the requirements of calculating diluted earnings per share but does not believe that the adoption of SFAS No. 128 will have a material effect on previously reported primary earnings per share as compared with diluted earnings per share.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Statement of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for the reporting periods beginning after December 15, 1997. This statement permits early application and requires restatement of all prior periods. The Company is currently evaluating the requirements of SFAS No. 131 and believes that the adoption of the statement will not have a material impact on previously reported segment information.

(2) Liquidity and Capital Resources
    -------------------------------

    At September 30, 1997, the Company had cash and cash equivalents of $14.1 million as compared to $10.6 million and $14.5 million at September 30, 1996 and December 31, 1996, respectively.

    Net cash provided by operating activities was $7.8 millon and $8.4 million for the nine month period ended September 30, 1997 and 1996, respectively. Net earnings increased by $3.0 million while net cash provided by operating activities decreased by $.6 million primarily as a result of the Company's increased investment in inventories.

    Cash used for property, plant and equipment acquisitions was $5.4 million and $3.8 million in the nine month period ended September 30, 1997 and 1996, respectively. The increase of $1.6 million is principally attributable to equipment at the Company's new warehouse and distribution center in Rocky Point, North Carolina (as discussed in Note 4 to the unaudited consolidated condensed financial statements). The purchase price of the property was $5,500,000, of which $275,000 was paid in cash at closing and $5,225,000 is being financed through a non-interest bearing note with the seller of the property.

    Net cash used in financing activities was $2.7 million and $2.5 million for the nine months ended September 30,1997 and 1996 respectively. The increase of $.2 million was due mainly to a $3.6 million increase in treasury stock acquisitions in 1997, largely offset by a $3.4 million increase in stock options exercised and the attendant tax benefit.

    Estimated cash flow from operations and current working capital lines of credit are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending, dividend payments and common share repurchases in the foreseeable future.

    Forward-Looking Statements
    --------------------------

    This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
    Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, trends in the general economy, the dependence on certain national chain drug store and mass merchandiser relationships due to the concentration of sales generated by such chains and to changes in fashion oriented color cosmetics trends.

    Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgement, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibit 10.1 Lease between Registrant and Coliseum Towers Associates

        Exhibit 10.2 Purchase Money Promissory Note with Carver Boat
                     Corporation

        Exhibit 27.1 Financial Data Schedule

(b)     Reports on Form 8-K
        -------------------

        None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DEL LABORATORIES, INC.
                                            ----------------------
                                            (Registrant)






Date:  November 14, 1997                    /S/ Dan K. Wassong
--------------------------                  ----------------------------------
                                            Dan K.Wassong
                                            Chairman, President and
                                            Chief Executive Officer





Date: November 14, 1997                     /S/ Charles H. Abdalian
--------------------------                  ----------------------------------
                                            Charles H. Abdalian
                                            Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer