Form 10-K405
period 1997-12-31
DEL LABORATORIES INC
filed 1998-03-31
CIK 27751

                                     UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-K

                           FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

(Mark One)
                 (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1997
                                                -----------------
                                        OR

                 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from _____ to _____
                                        Commission file number 1-5439
                                                               ------
                               DEL LABORATORIES, INC.
                               ----------------------
               (Exact name of registrant as specified in its charter)

         Delaware                                           13-1953103
                                                            ----------
(State or other jurisdiction of                   (I.R.S. Employer I.D. Number)
incorporation or organization)

178 EAB Plaza, Uniondale, NY                                   11556
----------------------------                                   -----
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:    (516) 844-2020
                                                       --------------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock, $1 par value            American Stock Exchange

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    /X/

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 27, 1998 was $155,518,165. On such date, the average bid and asked price for the Common Stock was $33.13 per share.

The number of shares of Common Stock outstanding as of March 27, 1998 was 7,616,041 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE:

                                                     Part of the Form 10-K into
                                                     which the Document is
Document                                             Incorporated
--------                                             ------------

Definitive Proxy Statement for 1998 Annual           Part III, Items 10, 11,
Meeting of Stockholders                             12 and 13

Part I
------

Item 1 - Business
-----------------

Del Laboratories, Inc. (the "Company") manufactures, markets and distributes cosmetics and proprietary over-the-counter pharmaceuticals. The Company's principal cosmetics products are nail care products, nail color, color cosmetics, beauty implements, bleach and depilatories, personal care products, and other related cosmetics items. The Company's cosmetics products are marketed under such well-known brand names as Sally Hansen "Hard as Nails" and Sally Hansen Professional Nail (nail care and nail color products), Naturistics (bath and body care) and LaCross (beauty implements). The Company's proprietary pharmaceutical products include oral analgesics, acne treatment products and ear drop medications. The Company's pharmaceutical products are marketed under such well-known brand names as Orajel and Tanac (oral analgesics), Propa PH (acne treatment), Pronto (pediculicides), Arthricare (topical arthritis treatment) and Auro-Dri (ear remedy). The Company's products are sold principally in the United States and Canada to wholesalers and independent and chain drug, variety and food stores.

The Company seeks to increase sales by aggressively marketing its products under established brand names. The Company targets the mass market, which accounts for a major portion of the decorative color cosmetics market and the majority of the over-the-counter pharmaceuticals market. The Company's customers in the mass market channel include Walgreens, Rite Aid, CVS, and Eckerd and Revco, major drug store chains; Wal-Mart, K-Mart and Target, major national chain mass merchandisers; and numerous regional chain drug stores and mass merchandisers. The Company also distributes its pharmaceutical products to drug wholesalers, including McKesson Drug and Bergen Brunswig and national food chains, including Kroger. Other than Wal-Mart Stores, Inc., which accounted for 22.7%, 21.7% and 20.5% of the Company's total net sales for 1997, 1996 and 1995, respectively, no single customer accounted for more than 10% of the Company's total net sales.

The Company advertises its products on television and radio and in magazines. In-store displays and promotional activities are also utilized to attract consumer attention and to inform them of the products available under the Company's various brands. Cooperative advertising programs with retailers are also employed to further enhance consumer awareness of the Company's products and brands. Advertising expenditures were $33.0 million in 1997, or 12.5% as a percentage of total net sales.

The Company utilizes two in-house national sales organizations, one for its cosmetics product lines and one for its pharmaceutical product lines. The Company also employs independent manufacturers' representatives in selected geographic areas where a full-time sales employee would not be economically justified.

Certain financial information regarding the Company's industry segments is set forth in the table below:

                 Industry Segments  (In thousands of dollars)
                 -----------------

                                             1997          1996          1995
                                             ----          ----          ----
Sales to unaffiliated customers:

                       Cosmetics           $207,260      $179,031      $162,348
                       Pharmaceuticals       55,750        53,920        49,700

Operating income:

                       Cosmetics             15,424         8,885         6,358
                       Pharmaceuticals        9,828        10,120         9,049

Identifiable assets:

                       Cosmetics            132,679       106,541        97,714
                       Pharmaceuticals       16,635        15,841        17,003

The Company was incorporated in Delaware in 1961. The Company's cosmetics business is conducted primarily by the Company and its wholly-owned subsidiary, Del Laboratories (Canada) Inc., which sells the Company's cosmetics products to the Canadian market. The Company's pharmaceuticals business is conducted primarily by the Company's wholly-owned subsidiary, Del Pharmaceuticals, Inc., and its indirect wholly-owned subsidiary, Del Pharmaceutics (Canada) Inc., which sell the Company's pharmaceutical products to the Canadian market.

The Company's products are sold in a limited number of foreign countries. Export net sales (which exclude sales in Canada and Puerto Rico) have historically not exceeded 5.0% of total net sales in any year. In 1997, export net sales represented approximately 2.0% of the Company's total net sales.
The Company has formed a limited number of subsidiaries to conduct its business in certain foreign countries. In certain other foreign countries, the Company licenses local representatives to sell the Company's products.

The Company sells standard packaged cosmetic and over-the-counter pharmaceutical products. The Company's customers expect quick response on standard merchandise orders. The Company does not have a material amount of order backlog. Consistent with the packaged goods industry, the Company accepts authorized returns of unmerchantable, defective or discontinued products.

The Company purchases raw materials used in its manufacturing processes from various other manufacturers, paper board suppliers and bottle distributors. The Company has not experienced any difficulty obtaining raw materials and believes that such materials are readily available.

The Company expended $5,038,000, $4,559,000 and $4,589,000 in 1997, 1996 and
1995, respectively, on research activities relating to the development of new products, clinical and regulatory affairs and quality control, all of which activities are conducted internally by the Company.

Competition in both the cosmetics and over-the-counter pharmaceuticals markets is intense. Many of the principal competitors in each of the Company's industry segments are well-established firms with greater financial and marketing resources. Frequent new product introductions and attendant advertising characterize both industry segments in which the Company operates. Consumer brand preferences in the Company's industry segments are generally influenced by advertising, promotional support and price. The cosmetics industry is sensitive to consumer purchasing power. The Company's competitors in the cosmetics market include Revlon, Inc., Proctor and Gambles' Cover Girl, Cosmair's Maybelline and L'Oreal and in the over-the-counter pharmaceuticals market, include, Whitehall-Robbins Division of American Home Products Corp., Warner-Lambert Company, Pfizer, Thompson Medical, Procter and Gamble Co., SmithKline Beecham, Bristol Myers Squibb, and Johnson and Johnson.

The Company's major trademarks are registered in the United States and in many countries throughout the world. The Company has been issued several United States patents, expiring at various times through 2010. The
Company considers the continued protection and registration of its principal trademarks and patents to be important to its business.

The Company currently has approximately 1,480 employees. Approximately 450 of the Company's employees are represented by two labor unions. The Company has not experienced any work stoppages and considers its employee and labor relations to be satisfactory.

Item 2 - Properties
-------------------

The Company's corporate offices are located in 44,000 square feet of leased space in Uniondale, New York.

The Company's principal manufacturing facilities for both the cosmetics and pharmaceutical segments are located in two buildings at 565 Broad Hollow Road, Farmingdale, New York. One building is a brick faced concrete block structure containing approximately 120,000 square feet of floor space. The other is a steel beamed and brick faced concrete block building, adjacent to the Farmingdale facility described above, containing approximately 20,000 square feet of floor space. Both buildings are owned by the Company.

The Company also owns certain property used for manufacturing facilities for its cosmetics segment in Newark, New Jersey. The Newark buildings are brick faced concrete block and contain approximately 90,000 square feet of floor space.

The Company also owns property at 163 East Bethpage Road, Plainview, New York. This steel beamed and brick faced concrete block building contains approximately 63,000 square feet of floor space.

The Company owns property located in Canajoharie, New York, consisting of a two-story brick and steel building with approximately 50,000 square feet of floor space. This building is used by the cosmetics segment.

The Company owns property located in the City of Barrie, Province of Ontario, Canada, consisting of a building with approximately 39,000 square feet of floor space. The facility is used for manufacturing and shipping and contains the administrative offices of its Canadian subsidiaries.

The Company also owns property located in the City of Little Falls, New York, consisting of a building with approximately 63,000 square feet of floor space. The facility is used for production and warehousing. The Company owns a second building located in close proximity to the Little Falls facility described above. This 100,000 square foot facility is a one-story steel and masonry industrial plant built in 1974 and is used for production and warehousing.

The Company's distribution center is located in two owned buildings, purchased in 1997, containing approximately 225,000 square feet, in Rocky Point, North Carolina. Both buildings are of insulated metal construction. The buildings and land are subject to a first mortgage. The distribution center services both the cosmetics and pharmaceutical segments.

The Company also has short-term leases for space in public warehouses. The space is primarily used for the cosmetics segment.

The Company believes that its facilities are adequate to meet the needs of the Company, operating at reasonable levels of production.

Item 3 - Legal Proceedings
--------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

Part II
-------

Item 5 - Market for Company's Common Equity and Related Stockholder Matters
---------------------------------------------------------------------------

The Company's common stock is traded on the American Stock Exchange under the symbol "DLI". The range of high and low sales prices as reported in the consolidated transaction reporting system of such exchange for each quarterly period during the past two years is as follows:

                              1997                       1996
                              ----                       ----
                        High        Low            High        Low
                        ----        ---            ----        ---
First Quarter          $16.69      $15.38         $17.02      $11.39
Second Quarter         $26.63      $15.56         $16.46      $14.69
Third Quarter          $30.00      $24.94         $16.52      $15.33
Fourth Quarter         $30.75      $25.50         $16.60      $14.98


There were 513 holders of record of the Company's common stock at December 31, 1997. This does not include beneficial holders whose shares are held of record by nominees, such number not being known by the Company. The Company paid regular quarterly dividends of $.02 from January 1996 through December 1996 and $.026 from January 1997 through December 1997. On February 10, 1998, the Company raised its quarterly dividend to $.035. The Company has paid uninterrupted dividends for the past twenty-four years. The Company expects to pay comparable cash dividends for the foreseeable future. The per share information set forth above has been adjusted for a 4-for-3 stock split on February 20, 1998, and a 4-for-3 stock split effective November 8, 1996, both effected in the form of a stock dividend.

The terms of the Company's various borrowing agreements provide, among other things, for restrictions on the payment of cash dividends and certain other expenditures. At December 31, 1997, amounts available for dividends and the repurchase of treasury stock amounted to approximately $7,121,000.

Item 6 - Selected Financial Data
--------------------------------

(Amounts in Thousands Except Per Share and Employee Data)

                                              1997          1996          1995          1994          1993
                                              ----          ----          ----          ----          ----

Net sales                                   $263,010      $232,951      $212,048      $190,102      $166,496
Net earnings before
  extraordinary item                          13,127         9,278         7,025         5,681         4,173
Extraordinary item (b)                          -             -             -             -           (2,310)
Net earnings                                  13,127         9,278         7,025         5,681         1,863
Earnings before extraordinary item
  per common share (a)
  Basic                                         1.73          1.25           .94           .76           .55
  Diluted                                       1.59          1.14           .86           .71           .52
Extraordinary item per common share (a)(b)
  Basic                                         -             -             -             -             (.30)
  Diluted                                       -             -             -             -             (.29)
Earnings per common share (a)
  Basic                                         1.73          1.25           .94           .76           .25
  Diluted                                       1.59          1.14           .86           .71           .23
Cash dividends per share (a)                    .105          .079          .079          .074          .068
Weighted average common shares
  outstanding (a)
  Basic                                        7,593         7,449         7,465         7,516         7,576
  Diluted                                      8,250         8,157         8,165         8,033         7,987
Other data:
  Capital additions                         $ 15,230      $  5,327      $  7,569      $  5,827      $  4,802
  Total assets                               149,314       122,382       114,717       104,957        95,186
  Long-term debt                              43,879        40,000        40,000        40,070        40,637
  Working capital                             53,576        51,266        42,034        38,813        38,777
  Shareholders' equity                        54,530        44,842        38,021        34,203        30,913
  Approximate # of employees                   1,390         1,329         1,243         1,175         1,080


(a) Adjusted to reflect 4-for-3 stock splits effective February 20, 1998 and November 8, 1996, a 2-for-1 stock split effective June 16, 1995 and a 4-for-3 stock split effective June 15, 1994.

(b) Extraordinary item - related to the early retirement of debt (net of income tax benefit of $1,540,000).

Item 7 - Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

Net Sales.   Net sales were $263.0 million and $233.0 million for 1997 and
1996, respectively, an increase of $30.0 million or 12.9%. Net cosmetics sales were $207.3 million and $179.0 million for 1997 and 1996, respectively, an increase of $28.3 million or 15.8%. The increase in net cosmetics sales resulted primarily from volume growth in existing products and new product introductions in the Sally Hansen, Sally Hansen Professional Nails, LaCross and Naturistics brands and increased advertising and promotional support. Net pharmaceutical sales were $55.8 million and $53.9 million for 1997 and 1996, respectively, an increase of $1.9 million or 3.5%. The increase in net pharmaceutical sales resulted primarily from volume growth in the Orajel family of products and the Pronto line of pediculicides. Pharmaceutical net sales were negatively impacted during 1997 by consolidations within the drug wholesaler market segment and the increasing importance of competing private label products in categories in which the Company enjoys a leadership position.

Cost of Sales.   As a percentage of net sales, cost of sales was 38.4% for
1997 compared to 41.9% for 1996. In 1996, the Company recorded an additional charge to cost of sales of $2.5 million for excess fashion oriented color cosmetics and natural based beauty products inventory. No such charge was included in 1997. Absent the charge in 1996, cost of sales would have improved from 40.8% in 1996 to 38.4% in 1997, primarily due to improved product mix within certain brands and the benefits of improved overhead absorption resulting from higher production volumes.

Selling and Administrative Expenses.   As a percentage of sales, selling and
administrative expenses were 52.0% for 1997 and 50.0% for 1996. The Company increased advertising, promotions, and research and development in 1997 compared to 1996 to support growth in existing products and new product launches as well as incurred a higher level of expenses related to the purchase of promotional and merchandise displays. Advertising expenses increased by 22.2% to $33.0 million or 12.5% of net sales compared to $27.0 million or 11.6% of net sales in 1996.

Operating Income.   As a result of the above, operating income increased by
32.9% to $25.3 million or 9.6% of net sales compared to $19.0 million or 8.2% of net sales in 1996.

Net Interest Expense.   Net interest expense was $3.4 million in 1997
compared to $3.3 million in 1996. Interest expense increased $195,000 to $4.0 million in 1997 from $3.8 million in 1996 due to imputed interest (non-cash expense) related to the Company's purchase of land and buildings in North Carolina. Partially offsetting this increase were higher levels of interest income.

Income Taxes.   The Company's effective tax rate was 40.0% in 1997 compared to 41.0% in 1996.

Net Earnings.   Net earnings increased by 41.5% to $13.1 million or 5.0% of net sales compared to $9.3 million or 4.0% of net sales in 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

Net Sales.   In 1996, net sales were $233.0 million, 9.9% above 1995 net sales of $212.0 million. Net cosmetics sales in 1996 were $179.0 million, a 10.3% increase from the $162.3 million in 1995. The net sales increase in cosmetics is largely attributable to increased volume in the Sally Hansen, Sally Hansen Professional Nails and La Cross brands. Net pharmaceutical sales were $53.9 million or an 8.5% increase from $49.7 million in 1995. The net sales increase in pharmaceuticals is primarily attributable to increased volume in the Orajel and Arthricare brands.

Cost of Sales.   Cost of sales was 41.9% and 41.7% of net sales in 1996 and
1995, respectively. Absent the inventory charge discussed above, cost of sales improved from 41.7% in 1995 to 40.8% in 1996.

Selling and Administrative Expenses.   Selling and administrative expenses
increased in 1996, but decreased as a percentage of net sales to 50.0% in 1996, as compared to 51.0% in 1995. Included in selling and administrative expenses in 1996 are $1.9 million of costs attributable to the impairment of long-lived assets. Without these costs in 1996, selling and administrative expenses would have been 49.2% of net sales. Although product promotion costs increased, a combination of increased net sales, specific cost containment programs which resulted in relatively small increases in shipping and travel, and a leveling of advertising expenditures, are the primary reasons for the decreased percentage in 1996. Advertising expenditures of $27.0 million in 1996 were 3.8% higher when compared with $26.0 million in 1995.

Operating Income.   As a result of the above, in 1996 operating income
increased by 23.4% to $19.0 million or 8.2% of net sales compared to $15.4 million or 7.3% of net sales in 1995.

Net Interest Expense.   Net interest expense was $3.3 million in 1996,
compared with $3.5 million in 1995. The decrease in 1996 is primarily attributable to increased interest income.

Income Taxes.   The Company's effective tax rate was 41.0% in both 1996 and
1995.

Net Earnings.   Net earnings for 1996 were $9.3 million (4.0% of net sales),
32.1% above the $7.0 million (3.0% of net sales) reported for 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1997, the Company had cash and cash equivalents of $15.0 million as compared to $14.5 million at December 31, 1996.

Net cash provided by operating activities was $17.9 million, $16.2 million and $12.1 million for the years ended December 31, 1997, 1996 and 1995,
respectively.   The increase of $1.7 million in net cash provided by
operating activities for 1997 compared to 1996 resulted primarily from higher net earnings offset mainly by an increased investment in inventories and promotional and merchandise display units. The Company's inventories increased $13.9 million over 1996 as a result of new cosmetic product launches and growth in existing product sales. The increase of $4.1 million in net cash provided by operating activities for 1996 compared to 1995 resulted from higher net earnings and a $3.3 million reduction in inventories partially offset by higher accounts receivable balances.

Cash used for property, plant and equipment additions was $10.8 million, $5.3 million and $7.6 million for 1997, 1996 and 1995, respectively. Cash and non-cash capital expenditures totaled $15.2 million in 1997. The Company exchanged a non-interest bearing purchase money promissory note discounted to $4.4 million for land and buildings in North Carolina to be used for a new distribution facility. Cash used for capital expenditures in 1997 included $2.0 million of equipment for the Company's new distribution facility. The balance of $8.8 million was invested primarily in manufacturing machinery and equipment. Capital expenditures for 1997 and 1996 were primarily for manufacturing machinery and equipment.

Net cash used in financing activities was $6.6 million, $4.9 million and $6.1 million for 1997, 1996 and 1995, respectively. Cash was used primarily for acquisition of shares of the Company's common stock aggregating $5.9 million, $4.3 million and $5.7 million in 1997, 1996 and 1995, respectively, and dividend payments of $.7 million, $.6 million and $.6 million in 1997, 1996 and 1995, respectively. From time to time, the Company has acquired shares of its common stock pursuant to a plan approved by the Board of Directors in 1987. The Company will generally undertake such purchase if management believes that the prevailing market price for its common stock does not adequately reflect the intrinsic value of the Company's business. All shares purchased in 1997, 1996 and 1995, were placed in treasury. The shares purchased were predominantly from employees who held shares issued pursuant to the Company's stock option plans, with the balance through open market purchases. As of December 31, 1997, the Company was authorized to purchase up to 146,227 additional shares based on the existing Board authorization.

Estimated cash flow from operations and available working capital lines of credit along with leasing transactions, are expected to be adequate to fund the Company's anticipated working capital requirements, spending for property, plant and equipment, dividend payments and common share repurchases in the foreseeable future.

The Company believes that general inflation has had no significant impact on its income from operations during the last three years.

Forward-Looking Statements
--------------------------

Management's Discussion and Analysis of the Results of Operations and Financial Condition and other sections of this Annual Report include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, delays in introducing new products or failure of consumers to accept new products, actions by competitors which may result in mergers, technology improvement or new product introductions, the dependence on certain national chain drug stores and mass merchandiser relationships due to the concentration of sales generated by such chains, changes in fashion oriented color cosmetics trends, and trends in the general economy.

Readers are cautioned not to place undo reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.

Year 2000 Conversion
--------------------

The Company is evaluating the risks and costs associated with the year 2000 conversion. Based on the Company's ongoing evaluation, management currently believes that the costs to achieve year 2000 compliance will not result in costs significantly in excess of historical levels of capital expenditures. The Company intends to communicate with its customers, suppliers, financial institutions and others with which it does business to ensure that year 2000 issues will be resolved in a timely manner. If necessary modifications and conversions by those with which the Company does business are not completed timely, the year 2000 conversion issue may have a material adverse effect on the Company's consolidated financial position and results of operations.


New Accounting Pronouncements
-----------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The management of the Company does not believe that the implementation of SFAS No. 130 will have a significant impact on its financial position or results of operations.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Statement of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for the reporting periods beginning after December 15, 1997. This statement permits early application and requires restatement for all prior periods. The Company is currently evaluating the requirements of SFAS No. 131 and believes that the adoption of the statement will not have a material impact on previously reported segment information.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). SFAS No. 132 revises disclosures about pension and other postretirement benefit plans. Management of the Company does not believe that the implementation of SFAS No. 132 will have a significant impact on previously reported information regarding its employee retirement plans.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Not applicable.

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

See Consolidated Financial Statements and Schedule included separately herein.

Item 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

Part III
--------

Item 10 - Directors and Executive Officers of the Company
---------------------------------------------------------

(a) The information required with respect to Directors is set forth under the caption "Election of Directors - Information Concerning Directors" in Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A and incorporated herein by reference.

(b) The executive officers of the Company, the positions held by them, their ages and the years in which they began to serve in the position or office held as of December 31, 1997 are as follows:

                                                                                  Year in
                                                                                Which Began
                                                                                to Serve in
                                                                               Position or as
      Name                         Position                         Age       Executive Officer
      ----                         --------                         ---       -----------------

Dan K. Wassong         Chairman, President and
                       Chief Executive Officer, Director             67             1969

Charles J. Hinkaty     Vice President, President of
                       Del Pharmaceuticals, Inc.,
                       Director                                      48             1985

Charles H. Abdalian    Vice President and Chief
                       Financial Officer                             47             1997

William H. McMenemy    Executive Vice President of Marketing,
                       Cosmetics Division, North America             51             1980

Harvey P. Alstodt      Executive Vice President of Sales,
                       Cosmetics Division, North America             58             1988

James F. Lawrence      Group Vice President - Operations             63             1993

Joseph Kanapka         Senior Vice President - Scientific Affairs    52             1996

Shawn A. Smith         Vice President - General Counsel              39             1996

Thomas Redder          Vice President - Chief Information Officer    50             1996

There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer. The executive officers of the Company are elected annually at the meeting of the Board of Directors immediately following the Annual Meeting of the Stockholders. No family relationship exists among any of the executive officers and directors of the Company.

During the past five years, the principal occupation and employment of each of the Company's executive officers has been his service in the respective position shown for him in the above table, except as follows:

Charles H. Abdalian has been Vice President and Chief Financial Officer of the Company since October 1997. From June 1994 to February 1997, he served as Vice President and Chief Financial Officer of W.R. Grace & Co.'s medical products manufacturing subsidiary. From 1987 to June 1994, he was a Partner with Coopers & Lybrand.

James F. Lawrence has been Group Vice President-Operations of the Company since April 1993. Prior to that time, Mr. Lawrence served as an independent consultant from September 1992 to April 1993, Vice President, Operations of Artmatic Cosmetics, Inc. from April 1991 to September 1992, Senior Vice President, Sales and Marketing of Kolmar Laboratories, Inc., a contract manufacturer, from April 1990 to April 1991 and President of Hazel Bishop, a cosmetics manufacturer, from December 1987 to April 1990.

Dr. Joseph Kanapka has been Senior Vice President-Scientific Affairs of the Company since February 1996. From 1989 to 1996, he was employed by Unilever, where his most recent position was Senior Principal Scientist and Head of Dental Development for the Unilever Personal Products Group, Italy.

Shawn A. Smith has been Vice President-General Counsel of the Company since August 1996. From 1988 through 1995, she served as Secretary and Corporate Counsel of Data Switch Corporation.

Thomas Redder has served as Vice President-Chief Information Officer of the Company since February 1996. From 1986 through 1995, he was employed by Newsday as Vice President, Information Systems.

Item 11 - Executive Compensation
--------------------------------

The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information required is set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Election of Directors - Information Concerning Directors" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Part IV
-------

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

a)  Documents filed as part of this report:

    (1) and (2) See Consolidated Financial Statements and Schedule included herein.

    (3) Exhibit Index


Item No.     Item Title        Exhibit No.                     Description
--------     ----------        -----------                     -----------

   3         Articles of          3.1 (a)       Restated  Certificate of Incorporation as filed
             Incorporation                      with the Delaware Secretary of State on
             and By-Laws                        March 29, 1996.

                                  3.2 (b)       Certificate of Amendment filed with the Delaware
                                                Secretary of State on June 4, 1996.

                                  3.3 (c)       By-Laws as amended through December 14, 1995.

  10         Material            10.1 (c)       Employee Pension Plan, effective January 1, 1989
             Contracts                          (amended and restated).*

                                 10.2 (d)       Employee's Stock Ownership Plan, effective
                                                January 1, 1989.*

                                 10.3 (e)       Amendment No. 1 to Employee's Stock Ownership Plan.*

                                 10.4 (c)       Amendment No. 2 to Employee's Stock Ownership Plan.*

                                 10.5 (e)       1984 Stock Option Plan, as amended to date.*

                                 10.6 (f)       1994 Stock Plan.*

                                 10.7 (f)       Annual Incentive Plan.*

                                 10.8 (e)       Loan Agreement with Dan K. Wassong dated as of
                                                August 22, 1984 and related promissory notes.

                                 10.9 (c)       Loan Agreement with Dan K. Wassong, dated as of
                                                April 9, 1988.

                                10.10 (g)       Loan Agreement with Dan K. Wassong, dated as of
                                                November 14, 1990.

                                10.11 (c)       401(k) Plan effective January 1, 1989 (amended and
                                                restated).*

                                10.12 (c)       Supplemental Executive Retirement Plan (amended and
                                                restated).*

                                10.13 (o)       Amendment effective January 1, 1997 to Supplemental
                                                Executive Retirement Plan.*

                                10.14 (h)       Employment Agreement with Dan K. Wassong, dated as of
                                                November 13, 1992.*

                                10.15 (c)       Amendment to Employment Agreement with Dan K. Wassong,
                                                dated March 21, 1994.*

                                10.16           Amendment No. 2 to Employment Agreement with
                                                Dan K. Wassong, dated March 31, 1997.*

                                10.17 (i)       Loan Agreement dated as of May 26, 1993 with Jackson
                                                National Life Insurance Company and Jackson National
                                                Life Insurance Company of Michigan.

* Constitutes a "management contract or compensatory plan or arrangement" required to be filed pursuant to Item 14 (c) of the Form 10-K.


Item No.     Item Title        Exhibit No.                     Description
--------     ----------        -----------                     -----------

                                10.18 (e)       Employment Agreement with Charles J. Hinkaty,
                                                as amended.*

                                10.19 (l)       Amendment to Employment Agreement with Charles J.
                                                Hinkaty dated April 22, 1996.*

                                10.20 (e)       Employment Agreement with Harvey P. Alstodt,
                                                as amended.*

                                10.21 (m)       Amendment to Employment Agreement with Harvey P.
                                                Alstodt dated April 22, 1996.*

                                10.22           Amendment to Employment Agreement with Harvey P.
                                                Alstodt dated December 30, 1997.*

                                10.23 (e)       Employment Agreement with William H. McMenemy,
                                                as amended.*

                                10.24 (n)       Amendment to Employment Agreement with William H.
                                                McMenemy dated April 22, 1996.*

                                10.25 (e)       Life Insurance Agreement with Robert H. Haines,
                                                as trustee, dated as of February 18, 1993.*

                                10.26 (k)       Lease between Registrant and Coliseum Towers
                                                Associates.

                                10.27 (k)       Purchase Money Promissory Note with Carver Boat Corporation.

                                10.28           Amendment to Loan Agreement, dated March 31, 1997,
                                                to the Loan Agreement, dated May 26, 1993 with Jackson
                                                National Life Insurance Company and Jackson National
                                                Life Insurance Company of Michigan.

                                10.29           Employment Agreement with Charles H. Abdalian,
                                                dated November 25, 1997.*

  21         Subsidiaries of    21.1  (j)       Listing of Subsidiaries.
             Registrant

  23         Consents of        23.1            Consent of KPMG Peat Marwick LLP dated March 27, 1998.
             Experts and
             Counsel

----------------------
(a) These exhibits were filed on April 1, 1996 as exhibits to the Registrant's Form 10-K for the year ended December 31, 1995 (File No. 1-5439) and are incorporated herein by reference. The exhibit numbers in such Form 10-K are as follows: Restated Certificate, Exhibit 1; and By-Laws, Exhibit 2.

(b) This exhibit was filed on August 14, 1996 as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1996 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 10-Q is
     Exhibit 1.

(c) These exhibits were filed on March 31, 1995 as exhibits to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 1-5439) and are incorporated herein by reference. The exhibit numbers in such Form 10-K are as follows: Employee Pension Plan, Exhibit 2; Amendment No. 2 to Employee's Stock Ownership Plan, Exhibit 3; Loan Agreement with Dan K. Wassong, Exhibit 4; 401 (k) Plan, Exhibit 5; Supplemental Executive Retirement Plan, Exhibit 6; Amendment to Employment Agreement with Dan K. Wassong, Exhibit 7.

(d) This exhibit was filed on April 2, 1990 as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1989 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 10-K is
     Exhibit 2.

(e) These exhibits were filed on March 31, 1994, as exhibits to the Registrant's Form 10-K for the year ended December 31, 1993
     (File No. 1-5439) and are incorporated herein by reference. The exhibit numbers in such Form 10-K are as follows: Amendment No. 1 to Employee's Stock Ownership Plan, Exhibit 2; 1984 Stock Option Plan, Exhibit 3; Loan Agreement with Dan K. Wassong dated August 22, 1984, Exhibit 4; Employment Agreement with Charles J. Hinkaty, Exhibit 5; Employment Agreement with Harvey P. Alstodt, Exhibit 6; Employment Agreement with William H. McMenemy, Exhibit 7; Life Insurance Agreement with Robert H. Haines, as trustee, Exhibit 9.

(f) These exhibits were filed on or about April 25, 1994, as exhibits to the Registrant's Definitive Proxy dated April 25, 1994, relating to the Registrant's 1994 Annual Meeting of Stockholders (File No. 1-5439) and are incorporated herein by reference. The exhibit numbers in such Proxy Statement are as follows: 1994 Stock Plan, Annex A; Annual Incentive Plan, Annex B.

(g) This exhibit was filed on April 1, 1991, as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1990 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 10-K is
     Exhibit 2.

(h) This exhibit was filed on March 31, 1993, as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 10-K is
     Exhibit 1.

(i) This exhibit was filed on July 1, 1993, as an exhibit to the Registrant's Current Report on Form 8-K dated June 29, 1993 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 8-K is
     Exhibit 1.

(j) This exhibit was filed on March 30, 1992, as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1991 (File No. 1-5439) and is incorporated herein by reference. The exhibit number in such Form 10-K is
     Exhibit 4.

(k) These exhibits were filed on November 14, 1997 as exhibits to the Registrant's Form 10-Q for the quarter ended September 30, 1997 (File No. 1-5439) and are incorporated herein by reference. The exhibit numbers in such Form 10-Q are as follows: Lease between Registrant and Coliseum Towers Associates, Exhibit 10.1; Purchase Money Promissory Note with Carver Boat Corporation, Exhibit 10.2.

(l) This exhibit was filed on March 28, 1997, as exhibit 2 to the Registrant's Form 10-K for the year ended December 31, 1996.

(m) This exhibit was filed on March 28, 1997, as exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1996.

(n) This exhibit was filed on March 28, 1997, as exhibit 4 to the Registrant's Form 10-K for the year ended December 31, 1996.

(o) This exhibit was filed on March 28, 1997, as exhibit 1 to the Registrant's Form 10-K for the year ended December 31, 1996.

                                      SIGNATURES
                                      ----------


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL LABORATORIES, INC.
(Registrant)



By /s/ Dan K. Wassong                             March 27, 1998
   ------------------------------
   Dan K. Wassong, Chairman,
   President & Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


By /s/ Dan K. Wassong                             March 27, 1998
   ------------------------------
   Dan K. Wassong, Chairman, President &
   Chief Executive Officer (Principal Executive Officer)



By /s/ Charles Hinkaty                            March 27, 1998
   ------------------------------
   Charles Hinkaty, Director, Vice President



By /s/ Martin E. Revson                           March 27, 1998
   ------------------------------
   Martin E. Revson, Director



By /s/ Robert H. Haines                           March 27, 1998
   ------------------------------
   Robert H. Haines, Director



By /s/ Robert A. Kavesh                           March 27, 1998
   ------------------------------
   Robert A. Kavesh, Director



By /s/ Steven Kotler                              March 27,1998
   ------------------------------
   Steven Kotler, Director



By /s/ Marcella Maxwell                           March 27, 1998
   ------------------------------
   Marcella Maxwell, Director



By /s/ Jack Futterman                             March 27, 1998
   ------------------------------
   Jack Futterman, Director



By /s/ Charles H. Abdalian                        March 27, 1998
   ------------------------------
   Charles H. Abdalian, Vice President,
   Chief Financial Officer
   (Principal Financial and Accounting Officer)

                        DEL LABORATORIES, INC. AND SUBSIDIARIES

                     Index to Consolidated Financial Statements
                                    and Schedule





Independent Auditors' Report




Financial Statements:

     Consolidated Balance Sheets as of December 31, 1997 and 1996.

     Consolidated Statements of Earnings for the years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.



Schedule:


 II Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995.


All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                             Independent Auditors' Report







The Board of Directors and Shareholders
Del Laboratories, Inc.:



We have audited the accompanying consolidated financial statements of Del Laboratories, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Laboratories, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1(m) and 4 of the notes to consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to Be Disposed Of", in 1996.



                                             KPMG PEAT MARWICK LLP


Jericho, New York
February 10, 1998

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                                        1997            1996
                                                                                   --------------  --------------
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                                        $   14,978,616  $   14,515,947
  Accounts receivable, less allowance for doubtful accounts
    of $1,300,000 in 1997 and $1,500,000 in 1996                                       30,708,083      30,781,594
  Inventories                                                                          47,687,154      33,787,747
  Income taxes receivable                                                                 -               323,856
  Deferred income taxes, net                                                            2,126,565       2,250,190
  Prepaid expenses and other current assets                                             1,858,368       1,840,000
                                                                                   --------------  --------------
    Total current assets                                                               97,358,786      83,499,334
                                                                                   --------------  --------------
Property, plant and equipment, at cost                                                 54,489,263      43,416,035
Less accumulated depreciation and amortization                                        (18,097,510)    (16,787,785)
                                                                                   --------------  --------------
  Net property, plant and equipment                                                    36,391,753      26,628,250

Intangibles arising from acquisitions, net                                              8,143,875       8,496,850
Other assets                                                                            7,419,272       3,757,915
                                                                                   --------------  --------------
    Total assets                                                                   $  149,313,686  $  122,382,349
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                                                $      496,313  $      -
  Accounts payable                                                                     28,501,167      17,338,378
  Accrued liabilities                                                                  13,967,459      14,894,630
  Income taxes payable                                                                    817,753         -
                                                                                   --------------  --------------
    Total current liabilities                                                          43,782,692      32,233,008
Long-term pension liability, less current portion                                       5,801,308       4,132,300
Deferred income taxes, net                                                              1,320,500       1,175,000
Long-term debt, less current portion                                                   43,879,464      40,000,000
                                                                                   --------------  --------------
    Total liabilities                                                                  94,783,964      77,540,308
                                                                                   --------------  --------------
Shareholders' equity:
  Preferred stock $.01 par value, authorized                                               -                -
    1,000,000 shares; no shares issued
  Common stock $1 par value, authorized                                                10,000,000       8,784,514
    10,000,000 shares; issued 10,000,000 shares
  Additional paid-in capital                                                              699,000       4,321,131
  Cumulative translation adjustment                                                      (819,146)       (547,028)
  Retained earnings                                                                    71,187,777      61,353,458
                                                                                   --------------  --------------
                                                                                       81,067,631      73,912,075
  Less: Treasury stock at cost, 3,070,954 shares in 1997
    and 3,141,949 shares in 1996                                                      (24,990,659)    (27,333,714)
  Receivables for stock options exercised                                              (1,547,250)     (1,736,320)
                                                                                   --------------  --------------
    Total shareholders' equity                                                         54,529,722      44,842,041
                                                                                   --------------  --------------
    Total liabilities and shareholders' equity                                     $  149,313,686  $  122,382,349
                                                                                   --------------  --------------
                                                                                   --------------  --------------

The accompanying notes are an integral part of the consolidated financial statements.


                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  Years ended December 31, 1997, 1996 and 1995

                                                                       1997            1996            1995
                                                                  --------------  --------------  --------------
Net sales                                                         $  263,010,452  $  232,951,382  $  212,047,952
Cost of goods sold                                                   101,089,472      97,520,017      88,437,543
Selling and administrative expenses                                  136,668,570     116,426,276     108,203,207
                                                                  --------------  --------------  --------------
  Operating income                                                    25,252,410      19,005,089      15,407,202

Interest expense                                                       3,998,057       3,803,218       3,830,954
Interest income                                                         (623,287)       (521,067)       (329,465)
                                                                  --------------  --------------  --------------
Interest expense, net                                                  3,374,770       3,282,151       3,501,489
                                                                  --------------  --------------  --------------
Earnings before income taxes                                          21,877,640      15,722,938      11,905,713
Income taxes                                                           8,751,000       6,445,000       4,881,000
                                                                  --------------  --------------  --------------
  Net earnings                                                    $   13,126,640  $    9,277,938  $    7,024,713
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Earnings per common share:
  Basic                                                           $         1.73  $         1.25  $          .94
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Diluted                                                         $         1.59  $         1.14  $          .86
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average common shares outstanding:
  Basic                                                                7,593,000       7,449,000       7,465,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Diluted                                                              8,250,000       8,157,000       8,165,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

The accompanying notes are an integral part of the consolidated financial statements.


                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended December 31, 1997, 1996 and 1995

                                                                                 1997          1996         1995
                                                                              ----------    ----------    ---------
Cash flows from operating activities:
Net earnings                                                                 $13,126,640    $9,277,938    $7,024,713
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                  5,819,437     6,301,831     5,945,401
Deferred income taxes                                                            269,125    (1,437,053)   (1,491,675)
Provision for doubtful accounts                                                   65,000        40,000       655,000
Other non-cash operating items                                                    67,679        85,661       192,161
Changes in operating assets and liabilities:
  Accounts receivable                                                              8,511    (6,195,412)   (6,588,189)
  Inventories                                                                (13,899,407)    3,290,162    (2,389,725)
  Prepaid expenses and other current assets                                      (54,611)     (557,536)      676,453
  Other assets and other liabilities                                          (1,992,349)    2,216,167       996,786
  Accounts payable                                                            11,109,182     2,190,641       208,200
  Accrued liabilities                                                           (927,171)      399,906     3,791,240
  Income taxes                                                                 4,259,815       617,136     3,048,612
                                                                              ----------    ----------     ---------
    Net cash provided by operating activities                                 17,851,851    16,229,441    12,068,977
                                                                              ----------    ----------    ----------
Cash flows used in investing activities:
  Property, plant and equipment additions                                    (10,827,246)   (5,327,085)   (7,569,461)
                                                                              -----------   ----------     ---------
    Net cash used in investing activities                                    (10,827,246)   (5,327,085)   (7,569,461)
                                                                              ----------    ----------     ---------
Cash flows used in financing activities:
  Principal payments of long-term debt                                          (219,572)      (70,395)     (334,754)
  Exercise of stock options                                                      264,507         4,393       255,756
  Decrease in receivables for stock options exercised                             15,672        18,344       265,656
  Acquisition of treasury stock                                               (5,875,068)   (4,313,371)   (5,690,123)
  Dividends paid                                                                (740,308)     (584,054)     (559,494)
  Other financing activities                                                        -           (4,500)         -
                                                                              ----------    ----------     ---------
    Net cash used in financing activities                                     (6,554,769)   (4,949,583)   (6,062,959)
                                                                              ----------    ----------     ---------
Effect of exchange rate changes on cash                                           (7,167)         (201)        1,250
                                                                              ----------    ----------     ---------
Net increase (decrease) in cash and cash equivalents                             462,669     5,952,572    (1,562,193)
Cash and cash equivalents at beginning of year                                14,515,947     8,563,375    10,125,568
                                                                              ----------    ----------     ---------
Cash and cash equivalents at end of year                                     $14,978,616   $14,515,947    $8,563,375
                                                                              ----------    ----------     ---------
                                                                              ----------    ----------     ---------

The accompanying notes are an integral part of the consolidated financial statements.


                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Years ended December 31, 1997, 1996 and 1995

                                                                              Additional   Cumulative
                                                                    Common      Paid-in    Translation   Retained    Treasury
                                                                    Stock       Capital    Adjustment    Earnings      Stock
                                                                  ----------  -----------  -----------  ----------  -----------
Balances at December 31, 1994                                     $8,784,514   $ 699,744    $(546,242) $46,203,176 $(18,637,618)
Cumulative translation adjustment                                      -           -           53,411        -           -
Issuance of treasury stock upon exercise of stock options
  (470,668 shares)                                                     -        (204,311)       -            -        3,015,696
Purchase of treasury stock (517,705 shares)                            -           -            -            -       (8,245,752)
Income tax benefit arising from stock options exercised                -       2,336,537        -            -           -
Payment for stock options exercised                                    -           -            -            -           -
Dividends declared ($.105 per share)                                   -           -            -         (567,969)      -
Net earnings for the year                                              -           -            -        7,024,713       -
                                                                  ----------  -----------  -----------  ----------  -----------
Balances at December 31, 1995                                      8,784,514    2,831,970    (492,831)  52,659,920  (23,867,674)
Cumulative translation adjustment                                      -           -          (54,197)       -           -
Issuance of treasury stock upon exercise of stock options
  (385,575 shares)                                                     -        (842,938)       -            -        3,118,273
Purchase of treasury stock (313,452 shares)                            -           -            -            -       (6,584,313)
Income tax benefit arising from stock options exercised                -       2,336,599        -            -           -
Payment for stock options exercised                                    -           -            -            -           -
Dividends declared ($.105 per share)                                   -           -            -         (584,400)      -
Net earnings for the year                                              -           -            -        9,277,938       -
Cash paid for fractional shares                                        -          (4,500)       -            -           -
                                                                  ----------  -----------  -----------  ----------  -----------
Balances at December 31, 1996                                     8,784,514    4,321,131    (547,028)   61,353,458  (27,333,714)
Cumulative translation adjustment                                      -           -        (272,118)        -           -
Issuance of treasury stock upon exercise of stock options
  (347,633 shares)                                                     -        (592,898)       -            -        3,282,807
Purchase of treasury stock (276,638 shares)                            -           -            -            -       (8,370,111)
Income tax benefit arising from stock options exercised                -       3,118,206        -            -           -
Payment for stock options exercised                                    -           -            -            -           -
Dividends declared ($.14 per share)                                    -           -            -         (793,915)      -
Four-for-three stock split (note 1(k))                            1,215,486  (6,147,439)        -       (2,498,406)   7,430,359
Net earnings for the year                                              -           -            -       13,126,640       -
                                                                  ----------  -----------  -----------  ----------  -----------
Balances at December 31, 1997                                   $10,000,000   $ 699,000    $(819,146)  $71,187,777 $(24,990,659)
                                                                  ----------  -----------  -----------  ----------  -----------
                                                                  ----------  -----------  -----------  ----------  -----------

                                                                   Receivables
                                                                       for
                                                                  Stock Options  Shareholders'
                                                                    Exercised       Equity
                                                                  -------------  -------------
Balances at December 31, 1994                                      $(2,300,320)   $34,203,254
Cumulative translation adjustment                                       -              53,411
Issuance of treasury stock upon exercise of stock options
  (470,668 shares)                                                      -           2,811,385
Purchase of treasury stock (517,705 shares)                             -          (8,245,752)
Income tax benefit arising from stock options exercised                 -           2,336,537
Payment for stock options exercised                                    405,656        405,656
Dividends declared ($.105 per share)                                    -            (567,969)
Net earnings for the year                                               -           7,024,713
                                                                  -------------  -------------
Balances at December 31, 1995                                       (1,894,664)    38,021,235
Cumulative translation adjustment                                       -             (54,197)
Issuance of treasury stock upon exercise of stock options
  (385,575 shares)                                                      -           2,275,335
Purchase of treasury stock (313,452 shares)                             -          (6,584,313)
Income tax benefit arising from stock options exercised                 -           2,336,599
Payment for stock options exercised                                    158,344        158,344
Dividends declared ($.105 per share)                                    -            (584,400)
Net earnings for the year                                               -           9,277,938
Cash paid for fractional shares                                         -              (4,500)
                                                                  -------------  -------------
Balances at December 31, 1996                                       (1,736,320)    44,842,041
Cumulative translation adjustment                                       -            (272,118)
Issuance of treasury stock upon exercise of stock options
  (347,633 shares)                                                      -           2,689,909
Purchase of treasury stock (276,638 shares)                             -          (8,370,111)
Income tax benefit arising from stock options exercised                 -           3,118,206
Payment for stock options exercised                                    189,070        189,070
Dividends declared ($.14 per share)                                     -            (793,915)
Four-for-three stock split (note 1(k))                                  -               -
Net earnings for the year                                               -          13,126,640
                                                                  -------------  -------------
Balances at December 31, 1997...................................   $(1,547,250)   $54,529,722
                                                                  -------------  -------------
                                                                  -------------  -------------

The accompanying notes are an integral part of the consolidated financial statements.

                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements


(1) Summary of Accounting Policies
    ------------------------------

    (a)  Description of Business
         -----------------------

Del Laboratories, Inc. and subsidiaries (the Company) is a manufacturer and distributor of cosmetics and proprietary pharmaceuticals. The principal products in the cosmetics segment are nail care, nail color, color cosmetics, beauty implements, personal care products and other related cosmetics items. The principal products in the pharmaceutical segment are of a proprietary nature and range from oral analgesics to acne treatment products and first aid products.

    (b)  Principles of Consolidation
         ---------------------------

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

    (c)  Cash and Cash Equivalents
         -------------------------

Cash and cash equivalents include deposits in banks, short term commercial paper, United States Treasury bills and money market funds with an initial term of less than three months. Cash equivalents consisted of marketable securities of $14,181,000 and $10,122,000 as of December 31, 1997 and 1996,
respectively. For purposes of the consolidataed statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    (d)  Revenue Recognition
         -------------------

The Company sells its products to chain drug stores, mass volume retailers, supermarkets and wholesalers. Sales of such products are principally denominated in U.S. dollars. The Company's accounts receivable reflect the granting of credit to these customers. Revenues are recognized and product discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less returns, trade discounts and customer allowances. Merchandise returns are accrued at the earlier of customer deduction or receipt of goods. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns.

    (e)  Inventories
         -----------

Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The components of inventories are as follows:

                                                                     1997           1996
                                                                 -------------  -------------
Raw materials                                                    $  22,563,304  $  15,346,437
Work in process                                                      4,325,842      3,861,573
Finished goods                                                      20,798,008     14,579,737
                                                                 -------------  -------------
                                                                 $  47,687,154  $  33,787,747
                                                                 -------------  -------------
                                                                 -------------  -------------

    (f)  Property, Plant and Equipment
         -----------------------------


The Company provides for depreciation on the straight-line method over the estimated useful lives of the assets. The range of estimated lives applicable to the assets are as follows:


Building & building improvements                              10 to 50 years
Machinery & equipment                                          3 to 15 years
Furniture & fixtures                                           3 to 10 years

                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued


    (g)  Income Taxes
         ------------

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

    (h)  Research and Development
         ------------------------

The Company has expended $5,038,000, $4,559,000 and $4,589,000 during 1997, 1996 and 1995, respectively, for research and development relating to the development of new products, clinical and regulatory affairs, and quality control/assurance of the Company's product lines. All costs associated with research and development are expensed as incurred and included in selling and administrative expenses in the accompanying consolidated statements of earnings.

    (i)  Advertising Costs
         -----------------

Advertising costs are expensed as incurred. Advertising expenses were approximately $33,000,000, $27,000,000 and $26,000,000 in 1997, 1996 and 1995,
respectively.

    (j)  Earnings Per Share
         ------------------

Earnings per share is computed in accordance with the provisions of SFAS No. 128, "Earnings per Share", which became effective for the Company as of December 31, 1997. As required by SFAS No. 128, earnings per share for all prior periods presented have been restated. Basic earnings per share is computed by dividing income available to common shareholders (which for the Company equals its recorded net income) by the weighted average number of common shares outstanding during the period. For the years ended December 31, 1997, 1996 and 1995, the weighted average number of common shares outstanding was 7,593,000, 7,449,000 and 7,465,000, respectively. Such shares outstanding exclude the weighted average number of unallocated shares of common stock held by the Company's employee stock ownership plan which totaled 513,000, 513,000 and 499,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock. For the years ended December 31, 1997, 1996 and 1995, the weighted average number of shares of diluted common stock outstanding was 8,250,000, 8,157,000 and 8,165,000, respectively.

    (k)  Stock Splits
         ------------

On February 6, 1998, the Company's Board of Directors approved a four-for-three common stock split to be distributed in the form of a stock dividend. As a result, 1,908,377 shares were issued on March 10, 1998 to shareholders of record on February 20, 1998, of which 692,891 shares represented treasury stock of the Company. Accordingly, the effect of the four-for-three stock split has been reflected on the consolidated balance sheet and consolidated statement of shareholders' equity as of December 31, 1997. In addition, all references to number of shares, per share amounts and stock option data, excluding share and per share amounts reflected on the consolidated statement of shareholders' equity, have been restated. In connection with the stock dividend, treasury stock was reduced by $7,430,359, with a corresponding reduction in retained earnings of $2,498,406 and a reduction in additional paid-in-capital of $6,147,439.

On October 29, 1996, the Company's Board of Directors approved a four-for-three split of the Company's common stock which was effective November 8, 1996. In addition, on May 25, 1995, the Company's Board of Directors approved a two-for-one split of the Company's common stock which was effective June 16, 1995. Both stock splits were effected in the form of a stock dividend. All share, per share and conversion amounts relating to common stock and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock splits.

                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued


    (l)  Stock Option Plan
         -----------------

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion
No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures of employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    (m)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
         -----------------------------------------------------------------------

The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 gave rise to a charge to income of $2,775,000 (see note 4) in the year ended December 31, 1996.

    (n)  Reclassifications
         -----------------

Certain reclassifications were made to prior year amounts to conform with the 1997 presentation.

    (o)  Use of Estimates
         ----------------

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

(2) Supplemental Cash Flow Information
    ----------------------------------

The following is supplemental information relating to the consolidated statements of cash flows:

                                                          1997          1996          1995
                                                      ------------  ------------  ------------
Cash transactions:
Interest                                              $  3,805,000  $  3,804,000  $  3,822,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Income taxes                                          $  4,171,000  $  7,173,000  $  3,255,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Non-cash transactions:
Income tax benefit arising from stock options
  exercised                                           $  3,118,000  $  2,337,000  $  2,337,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Purchase of North Carolina property                   $  4,403,000        -             -
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

Shares tendered to exercise stock options             $  2,495,000  $  2,271,000  $  2,556,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------




                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued

(3) Property, Plant and Equipment
    -----------------------------

The components of property, plant and equipment, at cost, are as follows:

                                                                      1997           1996
                                                                  -------------  -------------
Land                                                              $   2,790,479  $   2,290,479
Building & building improvements                                     16,982,845     11,919,433
Machinery & equipment                                                29,569,208     24,753,261
Furniture & fixtures                                                  5,146,731      4,452,862
                                                                  -------------  -------------
                                                                  $  54,489,263  $  43,416,035
                                                                  -------------  -------------
                                                                  -------------  -------------

Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $5,466,462, $5,539,631 and $5,534,945, respectively.

In 1997, the Company purchased for $4,403,000 land and buildings in North Carolina to be used as a warehouse and distribution center, which replaced the Company's leased facility in Huntington, New York.

(4) Impairment of Long-Lived Assets
    -------------------------------

During 1996, the Company continually assessed the recoverability of the carrying value of its long-lived assets. In the fourth quarter of 1996 the Company concluded that the recoverability of the carrying value of long-lived assets associated with its Naturistics brand of cosmetics and its Propa PH brand, was impaired. The initial noncash charge upon the adoption of SFAS No. 121 was $2,775,000 ($1,842,000 after tax or $.25 basic earnings per common share and $.23 diluted earnings per common share), which included $2,275,000 of tools, dies, molds and displays associated with the Naturistics brand of cosmetics and $500,000 of goodwill associated with Propa PH. Of the $2,775,000 noncash charges, $902,000 was charged to cost of sales, while $1,873,000 was charged to selling and administrative expenses. During 1997, purchases of approximately $725,000 and $2,861,000 for Naturistics cosmetics, tools, dies, molds and displays were charged to cost of sales and selling and administrative expenses, respectively.

This initial charge resulted from the Company grouping assets at a lower level than under its previous accounting policy for evaluating and measuring impairment. Under the Company's previous policy, each of the segment's long-lived assets to be held and used by the segment were evaluated as a group for impairment. Because of the strong operating performance and prospects for each segment, no impairment evaluation had been required in the past under the Company's previous accounting policy. This initial charge represented a reduction of the carrying amounts of the impaired assets (as defined in note 1) to their estimated fair value, as determined by using discounted estimated cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

(5) Intangibles Arising From Acquisitions
    -------------------------------------

Intangibles represent the excess of the purchase prices paid for companies and product lines over amounts assigned to net tangible assets. Total intangibles related to acquisitions prior to 1971 amount to $6,660,000, of which $378,000 was written off in 1995 due to a diminution in value. The remaining $6,282,000 has been determined to be recoverable under the provisions of SFAS No. 121, therefore, no amortization has been provided for this amount. The portion of intangibles, $3,350,000, acquired in 1980, attributable to Propa PH, had been amortized using the straight-line method over 30 years. In 1996 the Company reduced the carrying value of goodwill associated with the Propa PH brand by $500,000, which is included in amortization expense, and accelerated amortization of the remaining net book value ($1,015,000 at December 31, 1996) over a five-year period. The trademarks acquired in 1984, $3,000,000, are being amortized using the straight-line method over 20 years. Accumulated amortization amounted to $4,866,229, $4,513,254 and $3,751,054 at December 31, 1997, 1996 and
1995, respectively. Amortization expense amounted to $352,975, $762,200 and $410,456 for the years ended December 31, 1997, 1996 and 1995, respectively.

                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued

(6) Income Taxes
    ------------

The components of income tax expense (benefit) are as follows:

                                                               Federal        State       Foreign       Total
                                                             ------------  ------------  ----------  ------------
1997
  Current tax                                                $  7,206,000  $    988,000  $  288,000  $  8,482,000
  Deferred tax                                                    241,000        28,000       -           269,000
                                                             ------------  ------------  ----------  ------------
                                                             $  7,447,000  $  1,016,000  $  288,000  $  8,751,000
                                                             ------------  ------------  ----------  ------------
                                                             ------------  ------------  ----------  ------------
1996
  Current tax                                                $  7,102,000  $    706,000  $   74,000  $  7,882,000
  Deferred tax                                                 (1,295,000)     (142,000)      -        (1,437,000)
                                                             ------------  ------------  ----------  ------------
                                                             $  5,807,000  $    564,000  $   74,000  $  6,445,000
                                                             ------------  ------------  ----------  ------------
                                                             ------------  ------------  ----------  ------------
1995
  Current tax                                                $  5,560,000  $    739,000  $   74,000  $  6,373,000
  Deferred tax                                                 (1,356,000)     (136,000)      -        (1,492,000)
                                                             ------------  ------------  ----------  ------------
                                                             $  4,204,000  $    603,000  $   74,000  $  4,881,000
                                                             ------------  ------------  ----------  ------------
                                                             ------------  ------------  ----------  ------------

Total income tax expense differed from the statutory United States Federal income tax rate of 35% for the year ended December 31, 1997 and 34% for the years ended December 31, 1996 and 1995 of earnings before income taxes as a result of the following items:

                                                          1997          1996          1995
                                                      ------------  ------------  ------------
Tax provision at statutory rate                       $  7,658,000  $  5,425,000  $  4,067,000
Increases in taxes resulting from:
State income taxes, net of Federal income tax
  benefit                                                  661,000       373,000       398,000
Amortization of intangibles                                124,000       208,000        51,000
Other, net                                                 308,000       439,000       365,000
                                                      ------------  ------------  ------------
Actual provision for income taxes                     $  8,751,000  $  6,445,000  $  4,881,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For presentation purposes, certain of such tax assets and liabilities are shown net on the accompanying balance sheets. Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:

                                                                                          1997           1996
                                                                                      -------------  -------------
Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful accounts             $     470,000  $     522,000
  Supplemental Executive Retirement Plan (SERP) expense, principally due to accrual
    for financial statement purposes                                                        988,000        713,000
  Inventory principally due to reserves                                                   1,294,000      1,280,000
  Pension accrual for financial reporting purposes                                          763,000        511,000
  Other                                                                                     684,000        594,000
                                                                                      -------------  -------------
Total gross deferred tax assets                                                           4,199,000      3,620,000
Less valuation allowance                                                                    -              -
                                                                                      -------------  -------------
Net deferred tax assets                                                                   4,199,000      3,620,000
                                                                                      -------------  -------------
Deferred tax liabilities:
  Property, plant and equipment, principally due to differences in depreciation
    methods                                                                              (2,923,000)    (2,451,000)
  Other                                                                                    (470,000)       (94,000)
                                                                                      -------------  -------------
Total gross deferred tax liabilities                                                     (3,393,000)    (2,545,000)
                                                                                      -------------  -------------
Net deferred tax asset                                                                $     806,000  $   1,075,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

                         DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued

(7) Long-Term Debt
    --------------

Long-term debt is summarized as follows:

                                                                     1997            1996
                                                                --------------  --------------
9.5% senior notes                                               $   40,000,000  $   40,000,000
Purchase money promissory note                                       4,375,777         -
                                                                --------------  --------------
                                                                $   44,375,777  $   40,000,000
Less current portion                                                   496,313         -
                                                                --------------  --------------
                                                                $   43,879,464  $   40,000,000
                                                                --------------  --------------
                                                                --------------  --------------

The senior notes, as amended, require annual principal repayments of $8,000,000 beginning May 31, 2001 through May 31, 2005. The terms of the agreement include covenants which provide, among other things, for the maintenance of certain financial covenants and ratios relating to consolidated net worth and working capital as well as restrictions on cash dividends and certain other expenditures. During 1997, this agreement was amended, which increased the limit on amounts available for dividends and the repurchase of treasury stock. At December 31, 1997, amounts available for dividends and the repurchase of treasury stock was approximately $7,121,000. The Company was in compliance with all covenants at December 31, 1997.

In conjunction with the 1997 purchase of land and buildings in North Carolina (note 3), the Company issued a non-interest bearing purchase money promissory note to the seller of the property for $5,225,000 which is collateralized by the land and buildings in North Carolina. The Company recorded the note payable at its present value using an interest rate of 7.3% which approximates the Company's incremental borrowing rate. Interest expense is being recognized over the term of the note based upon the effective yield method. The repayment terms of the note include $1,375,000 to be repaid over three years ($225,000 in 1997, $525,000 in 1998, $500,000 in 1999 and $125,000 in 2000) and a single lump sum payment of $3,850,000 due on May 15, 2000.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1997 are as follows: 1998, $525,000; 1999, $500,000; 2000,
$3,975,000; 2001, $8,000,000; and 2002, $8,000,000.

(8) Financial Arrangements
    ----------------------

At December 31, 1997, the Company had arrangements with banks providing $27,500,000 of lines of credit. These lines, which are renewable annually, are currently in force and are expected to be renewed at their respective expiration dates. There were no borrowings under these lines during the years ended December 31, 1997, 1996 and 1995. No compensating balances are required for these lines or for drawings thereunder and there are no restrictive covenants.

                         DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued

(9) Employee Retirement Plans
    -------------------------

    (a) Pension Plans
        -------------

The Company maintains two non-contributory defined benefit pension plans covering all U.S. eligible employees. The Del Non-Union Plan formula is based on years of service and the employee's compensation during the five years before retirement. The Del LaCross Union Plan formula is based on years of service. The Company made contributions to these plans of $606,000, $586,000 and $549,000 for the years 1997, 1996 and 1995. The Company also has a supplemental executive retirement plan (SERP) for certain of its executives. The SERP is a non-qualified plan under the Internal Revenue Code. The plan assets of the SERP are considered assets of the Company and, as such, are included in other assets on the accompanying consolidated balance sheets. The Company made contributions to the SERP of $750,000 and $310,000 for the years 1997 and 1995.

Total pension expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $1,826,000, $1,587,000 and $1,562,000 , respectively. The funded status as of December 31, 1997 and 1996 and components of net pension cost for the years ended December 31, 1997, 1996 and 1995 of the Company's domestic plans are set forth in the following tables:

                                                                                          1997
                                                                      --------------------------------------------
                                                                         Del Non-      Del LaCross
                                                                        Union Plan     Union Plan        SERP
                                                                      --------------  -------------  -------------
Actuarial present value of plan benefit obligations:
  Vested benefit obligation                                           $  (11,439,786) $  (1,040,623) $  (3,280,248)
                                                                      --------------  -------------  -------------
  Accumulated benefit obligation                                      $  (11,736,698) $  (1,044,667) $  (3,291,432)
                                                                      --------------  -------------  -------------
Projected benefit obligation                                          $  (14,271,480) $  (1,044,667) $  (3,475,818)
Plan assets at fair value                                                 12,190,109        508,921        -
                                                                      --------------  -------------  -------------
Projected benefit obligation in excess of plan assets                     (2,081,371)      (535,746)    (3,475,818)
Unrecognized net loss (gain)                                                (128,832)       128,616       (124,480)
Unrecognized prior service cost                                              485,883         53,632      1,153,098
Unrecognized net asset obligation                                           (314,817)        99,106        -
Additional minimum liability for unfunded accumulated benefit
  obligation(1)                                                              -             (484,680)    (1,109,649)
                                                                      --------------  -------------  -------------
    Net pension liability                                             $   (2,039,137) $    (739,072) $  (3,556,849)
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------
Net pension cost included the following components:
  Service cost of benefits earned during the period                   $    1,020,529  $      22,419  $      53,381
  Interest cost on projected benefit obligation                              888,092         70,859        207,823
  Actual return on plan assets                                            (1,784,654)       (18,052)       -
  Net amortization and deferral                                            1,140,827         32,754        192,020
                                                                      --------------  -------------  -------------
    Net pension cost                                                  $    1,264,794  $     107,980  $     453,224
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued


                                                                                          1996
                                                                      --------------------------------------------
                                                                         Del Non-      Del LaCross
                                                                        Union Plan     Union Plan        SERP
                                                                      --------------  -------------  -------------
Actuarial present value of plan benefit obligations:
  Vested benefit obligation                                           $  (11,833,895) $  (1,062,400) $  (2,426,641)
                                                                      --------------  -------------  -------------
  Accumulated benefit obligation                                      $  (12,044,022) $  (1,068,293) $  (2,471,202)
                                                                      --------------  -------------  -------------
Projected benefit obligation                                          $  (14,843,169) $  (1,068,293) $  (2,558,003)
Plan assets at fair value                                                 10,316,157        490,264        -
                                                                      --------------  -------------  -------------
Projected benefit obligation in excess of plan assets                     (4,527,012)      (578,029)    (2,558,003)
Unrecognized net loss                                                      3,019,273        230,935        145,384
Unrecognized prior service cost                                              542,039         39,799        418,643
Unrecognized net asset obligation                                           (377,393)       123,883        -
Additional minimum liability for unfunded accumulated benefit
  obligation(1)                                                             (384,772)      (394,617)      (477,226)
                                                                      --------------  -------------  -------------
   Net pension liability                                              $   (1,727,865) $    (578,029) $  (2,471,202)
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------
Net pension cost included the following components:
  Service cost of benefits earned during the period                   $      902,914  $      22,892  $      29,339
  Interest cost on projected benefit obligation                              802,656         60,209        143,132
  Actual return on plan assets                                            (1,152,419)       (24,183)       -
  Net amortization and deferral                                              663,471         29,988        109,306
                                                                      --------------  -------------  -------------
    Net pension cost                                                  $    1,216,622  $      88,906  $     281,777
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued


                                                                                          1995
                                                                      ---------------------------------------
                                                                         Del Non-      Del LaCross
                                                                        Union Plan     Union Plan        SERP
                                                                        -----------    -----------       ----
Net pension cost included the following components:
  Service cost of benefits earned during the period                   $   772,186     $  27,356      $  200,424
  Interest cost on projected benefit obligation                           701,325        54,563         132,544
  Actual return on plan assets                                         (1,620,433)      (22,243)           -
  Net amortization and deferral                                         1,182,476        20,578         113,562
                                                                      -----------     -----------    ----------
  Net pension cost                                                    $ 1,035,554     $  80,254      $  446,530
                                                                      -----------     -----------    ----------
                                                                      -----------     -----------    ----------

(1) Represents the additional minimum liability required to recognize the excess of the unfunded accumulated benefit obligation over previously accrued pension expense. In accordance with SFAS No. 87, a concomitant intangible asset of an equal amount was recognized and included in other assets.

The actuarial assumptions used as of December 31, 1997, 1996 and 1995 were:

                                                                              1997         1996        1995
                                                                              -----        -----     ---------
Discount rates                                                                 7.0%         6.0%       6.25%
Rates of increase in compensation levels                                       5.5%         5.5%        5.5%
Expected long-term rate of return on assets                                    8.0%         8.0%        8.0%


Assets held by these plans consist of cash and cash equivalents, fixed income securities consisting of government and corporate bonds, and common stock.

The Company contributes to a multi-employer (union) pension plan for the benefit of its union employees not covered by the above plans. This plan is a defined benefit plan based on years of service. The costs recognized for the years ended December 31, 1997, 1996 and 1995 were approximately $447,000, $394,000 and
$419,000, respectively.

Effective January 1, 1991, the Company established a defined contribution plan for the benefit of its Canadian employees not covered by the above plans. The costs recognized for the years ended December 31, 1997, 1996 and 1995 were approximately $57,000, $54,000 and $50,000 in U.S. dollars, respectively.

                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued


    (b)  Employee Stock Ownership Plan
         -----------------------------

The Company has an employee stock ownership plan and related trust, covering substantially all full-time non-union employees. Under the terms of the plan, the Company may make contributions to the trust in cash, shares of Company stock or other property in amounts as may be determined by the Board of Directors. The Board of Directors authorized contributions of $525,000, $800,000 and $400,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 the trust held 513,000 shares of Company common stock.

    (c)  Employee 401(k) Savings Plan
         ----------------------------


The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing six months of service and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. No such optional contributions were made for the years ended December 31, 1997, 1996 and 1995.

(10) Shareholders' Equity
     --------------------


    (a)  Stock Option Plans
         ------------------


The 1994 Stock Plan (the 1994 Plan) provides for the granting of incentive and non-incentive options and other stock-based awards. A total of 1,379,923 shares have been authorized for issuance under the 1994 Plan. At December 31, 1997, non-incentive options have been the only awards issued under the 1994 Plan. The exercise price of options granted under the 1994 Plan shall not be less than the fair market value of the common stock at the date of the grant. The Compensation Committee of the Board of Directors (the Committee) determines the persons to whom options will be granted, the prices at which options may be exercised, the vesting period and whether the options will be incentive or non-incentive. Incentive options, if granted, are exercisable for a period of up to ten years from the date of the grant. The exercise price of the shares to be purchased shall be paid either in cash, delivery (i.e., surrender) of shares of common stock owned by the optionee at the time of exercise of the option, in installments payable in cash if permitted by the Committee or in any combination of the foregoing.

Shares received by an optionee upon exercise of a non-incentive option may not be sold or otherwise disposed of for a period (restricted period) determined by the Committee upon grant of the option, which shall be not less than six months or more than three years from the date of the exercise, during which period the Company is entitled, in the event the employment of the optionee with the Company terminates, to repurchase the shares at the exercise price. Following the restricted period, the Company shall have a right of first refusal to purchase the shares at fair market value. Shares issuable upon exercise of options granted to date under the 1994 Plan are subject to a six month restricted period.

At December 31, 1997, 589,681 of the 1,083,776 options outstanding were exercisable under the 1994 Plan, at a weighted-average exercise price of $11.93.

The 1984 Stock Option Plan, as amended (the 1984 Plan), provided for the granting of incentive and non-incentive options to purchase shares of the Company's common stock at prices which are not less than the fair market value of the common stock at the dates of grant. Options are exercisable as determined by the Committee for a period up to ten years and one day from the date of grant. Incentive options granted to a 10% stockholder must be granted at 110% of fair market value and may be exercised up to five years from the date of grant. Payment of the exercise price of options may be made in the same manner as provided by the 1994 Plan, and shares issued upon exercise are subject to a restricted period similar to that provided under the 1994 Plan. At December 31, 1997, all 701,743 options outstanding under the 1984 Plan were exercisable at a weighted-average exercise price of $5.12. No further options will be granted under the 1984 Plan.

                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued


Limited stock appreciation rights also may be granted under the 1994 Plan and 1984 Plan, which will be effective only upon a change in control of the Company (as defined). These plans also accelerate the exercisability of all unexercised options or stock appreciation rights immediately in the event of a change in control of the Company.


Shares outstanding, option prices and option transactions during the last three years, are summarized below:

                                                                        1994 Stock Plan
                                                                 -----------------------------
                                                                             Weighted-average
                                                                   Shares     exercise price
                                                                 ----------  -----------------
Outstanding December 31, 1994                                       171,021      $    7.45
  Granted                                                           501,368          12.07
  Exercised                                                          (7,748)          7.47
  Forfeited                                                         (29,973)          9.11
                                                                 ----------
Outstanding December 31, 1995                                       634,668          11.02
  Granted                                                           319,243          15.76
  Exercised                                                          (2,180)         10.73
  Forfeited                                                          (4,469)         11.97
                                                                 ----------
Outstanding December 31, 1996                                       947,262          12.61
  Granted                                                           303,667          23.77
  Exercised                                                         (80,311)          9.81
  Forfeited                                                         (86,842)         18.40
                                                                 ----------
Outstanding December 31, 1997                                     1,083,776      $   15.48
                                                                 ----------
                                                                 ----------

                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued



                                                          1984 Stock Option Plan      Restricted Stock Plan (1971)
                                                       -----------------------------  -----------------------------
                                                                   Weighted-average               Weighted-average
                                                         Shares     exercise price      Shares     exercise price
                                                       ----------  -----------------  ----------  -----------------
Outstanding December 31, 1994                           2,046,111      $    4.79         191,919      $    4.49
  Granted                                                    -              -               -              -
  Exercised                                              (427,891)          4.55        (191,919)          4.49
  Forfeited                                               (21,357)          4.67            -              -
                                                       ----------                     ----------
Outstanding December 31, 1995                           1,596,863           4.85             -0-           -
  Granted                                                    -              -         ----------
  Exercised                                              (511,920)          4.40      ----------
  Forfeited                                                  -              -
                                                       ----------
Outstanding December 31, 1996                           1,084,943           5.06
  Granted                                                    -              -
  Exercised                                              (383,200)          4.96
  Forfeited                                                  -              -
                                                       ----------
Outstanding December 31, 1997                             701,743      $    5.12
                                                       ----------
                                                       ----------

At December 31, 1997, a total of 1,785,519 shares of common stock were subject to outstanding options under all stock option plans.

The Company applies APB Opinion No. 25 and interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, the Company's net income and net income per share would have been reduced. The pro forma amounts are indicated below:

  Year Ended December 31                                1997           1996          1995
--------------------------------------------------  -------------  ------------  ------------
Net earnings
  As reported                                       $  13,127,000  $  9,278,000  $  7,025,000
  Pro forma                                         $  12,495,000  $  8,324,000  $  6,751,000
Basic net earnings per share
  As reported                                       $        1.73  $       1.25  $        .94
  Pro forma                                         $        1.65  $       1.12  $        .90
Diluted net earnings per share
  As reported                                       $        1.59  $       1.14  $        .86
  Pro forma                                         $        1.51  $       1.02  $        .83

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: dividend yields .46%, .50%, and .63%; expected lives of 5.3, 5.1 and 5.5 years; risk-free interest rates of 6.40%, 6.08% and 6.55%; and expected volatility of 26.6%, 25.5% and 22.3%. The weighted-average fair value of options granted during 1997, 1996 and 1995 were $8.60, $5.33 and $4.11, respectively.

                         DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued

The following table summarizes information about stock options at December 31, 1997:

                               Outstanding stock options              Exercisable stock options
                    ------------------------------------------------  -------------------------
                                                                                    Weighted-
                                    Weighted-      Weighted-average                  average
     Range of                       remaining          exercise                     exercise
 exercise prices      Shares    contractual life         price          Shares        price
------------------  ----------  -----------------  -----------------  ----------  -------------
$0.01 to $4.00         135,627           3.21          $    3.05         135,627    $    3.05
$4.01 to $8.00         671,888           2.96          $    5.88         671,888    $    5.88
$8.01 to $12.00        171,464           4.88          $   11.41         116,413    $   11.38
$12.01 to $16.00       516,837           5.78          $   14.06         351,569    $   13.31
$16.01 to $20.00        82,989           5.94          $   17.87          15,927    $   16.31
$20.01 to $24.00       106,281           6.39          $   22.13            -             -
$24.01 to $28.00        20,754           8.84          $   26.66            -             -
$28.01 to $32.00        79,679           8.17          $   30.07            -             -
-----------------------------------------------------------------------------------------------
$ 0.01 to $32.00     1,785,519           4.62          $   11.41       1,291,424    $    8.23
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

    (b) Receivables for Stock Options Exercised
        ---------------------------------------


In 1984, the Company loaned an officer $367,000 in connection with the payment of taxes arising from the exercise of stock options (the 1984 Loan). The Company also loaned the officer $1,065,313 in 1988 (the 1988 Loan) and $1,100,000 in 1990 (the 1990 Loan), each in connection with the exercise of stock options and the tax liability arising therefrom. These loans were payable in annual installments. In addition, the 1988 Loan and the 1990 Loan agreements provided that, if the officer was employed by the Company at the time any interest or debt payments were due, such payment would be forgiven.

Pursuant to an amendment to this officer's employment agreement, the 1984 Loan, the 1988 Loan and the 1990 Loan were consolidated, effective as of January 1, 1994, with the aggregate principal balance to be repaid, with interest at the rate of 6.0% per annum, in annual amounts of $140,000 for each year during the period from 1995 through 2005 and a final payment of $362,250 on January 20, 2006, provided that each payment of interest and principal will be forgiven when due so long as the officer is then employed by, or then serves as a consultant to the Company and, provided further, that the Company may (but is not required to) forgive, during any year until 2005, in excess of $140,000 of principal, so long as the aggregate of principal and interest forgiven by the Company in any such year shall not exceed $360,000. This loan must be secured by collateral with a fair value of 110% of the unpaid principal. The loan balance at December 31, 1997 was $1,482,250 and was collateralized by 54,349 shares of the Company's common stock.

During 1992, the Company loaned another officer $130,000 to enable him to exercise an option for 9,719 shares. The loan bears interest at the prime rate and is payable in quarterly installments. The loan balance at December 31, 1997 was $65,000 and was secured by a pledge of 11,333 shares of the Company's common stock.

During 1992, the Company loaned an aggregate of $111,187 to two additional officers to enable them to exercise options for 8,667 shares. The loans bear interest at the prime rate and are payable in quarterly installments. One of the loans was repaid in full in April 1995. The second loan was repaid in full in November 1997.

                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued



The balance of all loans made to officers and employees is reflected as a reduction of shareholders' equity in the accompanying consolidated financial statements.

    (c) Amendment to Certificate of Incorporation
        -----------------------------------------


On May 26, 1995, the Company's stockholders approved an amendment to the certificate of incorporation to increase the number of authorized shares of common stock from 5,000,000 shares to 10,000,000 shares.

(11) Accrued Liabilities
     -------------------

Accrued liabilities at December 31, 1997 and 1996 consisted of the following:

                                                                     1997           1996
                                                                 -------------  -------------
Salaries, wages, commissions & employee benefits                 $   3,618,762  $   3,844,336
Interest                                                               316,667        316,667
Advertising and promotion costs                                      7,113,385      8,700,312
Other                                                                2,918,645      2,033,315
                                                                 -------------  -------------
                                                                 $  13,967,459  $  14,894,630
                                                                 -------------  -------------
                                                                 -------------  -------------

(12) Earnings Per Share
     ------------------

As discussed in note 1(j), the Company adopted SFAS No. 128, which replaces the calculation of primary and fully diluted earnings per share, with basic and diluted earnings per share. Prior periods have been restated to conform to SFAS No. 128 requirements. A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

                                                                   (Amounts in thousands, except
                                                                          per share data)

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Net earnings (numerator)                                          $  13,127  $   9,278  $   7,025
                                                                  ---------  ---------  ---------
Weighted average common shares (denominator for basic earnings
  per share)                                                          7,593      7,449      7,465
Effect of dilutive securities:
Employee stock options                                                  657        708        700
Weighted average common and potential common shares outstanding
  (denominator for dilutive earnings per share)                       8,250      8,157      8,165
                                                                  ---------  ---------  ---------
Basic earnings per share                                          $    1.73  $    1.25  $     .94
                                                                  ---------  ---------  ---------
Diluted earnings per share                                        $    1.59  $    1.14  $     .86
                                                                  ---------  ---------  ---------

Employee stock options for 107,000, 261,000 and 398,000 shares for the years ended December 31, 1997, 1996 and 1995, respectively, were not included in the net earnings per share because their effect would have been anti-dilutive.

                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued


(13) Commitments and Contingencies
     -----------------------------

In June 1997, the Company entered into a settlement agreement with respect to a shareholders' derivative action against members of the Company's Board of Directors in which, among other things, the Company's insurance carrier agreed to pay $400,000 to the Company on behalf of the individual defendants, and the Company paid $150,000 in connection with plaintiff's attorney's fees. The stipulation of settlement expressly acknowledges that the settlement does not constitute an admission by the defendants of any liability or wrongdoing by them, but was entered into by the defendants to avoid the burden and costs of further litigation.

The Company is involved in various other claims and legal actions arising in the ordinary course of business, including environmental matters. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The Company leases executive office space, furniture, data processing equipment, transportation equipment and warehouse space under terms of leases expiring through 2004. Rentals under these operating leases aggregated approximately $2,491,000, $1,993,000 and $1,881,000 in the years ended December 31, 1997, 1996 and 1995, respectively. The Company's obligations under non-cancelable leases are summarized as follows:

             1998                   $1,768,248
             1999                    1,755,743
             2000                    1,706,172
             2001                    1,615,136
             2002                    1,507,015
             Thereafter              2,395,400
                                    ----------
                                   $10,747,714
                                    ----------
                                    ----------


(14) Financial Instruments
     ---------------------

The carrying value of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.

The difference between the fair value of long-term debt and its carrying value at December 31, 1997 is approximately $5.0 million. The fair value of long-term debt is based upon discounted cash flows using rates available to the Company for debt with similar terms and maturities. The Company continually evaluates the benefits of refinancing versus the related prepayment penalties. Because considerable judgement is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amount.

                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements, Continued

(15) Segment Information
     -------------------

The following is a summary of segment information for 1997, 1996 and 1995 (in thousands of dollars):

                                                                                           1997
                                                                         ----------------------------------------
                                                                         Cosmetics   Pharmaceutical  Consolidated
                                                                         ----------  --------------  ------------
Sales to unaffiliated customers                                          $  207,260    $   55,750     $  263,010
                                                                         ----------       -------    ------------
                                                                         ----------       -------    ------------
Operating income                                                         $   15,424    $    9,828     $   25,252
                                                                         ----------       -------
Interest expense (net)                                                                                $    3,375
                                                                                                      -----------
Earnings before taxes                                                                                 $   21,878
                                                                                                      -----------
                                                                                                      -----------
Identifiable assets at December 31, 1997                                 $  132,679    $   16,635     $  149,314
                                                                         ----------       -------    ------------
                                                                         ----------       -------    ------------
Depreciation and amortization                                            $    5,418    $      401     $    5,819
                                                                         ----------       -------    ------------
                                                                         ----------       -------    ------------
Capital expenditures(1)                                                  $   10,574    $      253     $   10,827
                                                                         ----------       -------    ------------
                                                                         ----------       -------    ------------

                                                                                           1996
                                                                         ----------------------------------------
                                                                         Cosmetics   Pharmaceutical  Consolidated
                                                                         ----------  --------------  ------------
Sales to unaffiliated customers                                          $  179,031    $   53,920     $  232,951
                                                                         ----------       -------    ------------
                                                                         ----------       -------    ------------
Operating income                                                         $    8,885    $   10,120     $   19,005
                                                                         ----------       -------
Interest expense (net)                                                                                $    3,282
                                                                                                     ------------
Earnings before taxes                                                                                 $   15,723
                                                                                                     ------------
                                                                                                     ------------
Identifiable assets at December 31, 1996                                 $  106,541    $   15,841     $  122,382
                                                                         ----------       -------    ------------
                                                                         ----------       -------    ------------
Depreciation and amortization                                            $    5,506    $      796     $    6,302
                                                                         ----------       -------    ------------
                                                                         ----------       -------    ------------
Capital expenditures                                                     $    5,173    $      154     $    5,327
                                                                         ----------       -------    ------------
                                                                         ----------       -------    ------------

                                                                                           1995
                                                                         ----------------------------------------
                                                                         Cosmetics   Pharmaceutical  Consolidated
                                                                         ----------  --------------  ------------
Sales to unaffiliated customers                                          $  162,348    $   49,700     $  212,048
                                                                         ----------       -------    ------------
                                                                         ----------       -------    ------------
Operating income                                                         $    6,358    $    9,049     $   15,407
                                                                         ----------       -------
Interest expense (net)                                                                                $    3,501
                                                                                                     ------------
Earnings before taxes                                                                                 $   11,906
                                                                                                     ------------
                                                                                                     ------------
Identifiable assets at December 31, 1995                                 $   97,714    $   17,003     $  114,717
                                                                         ----------       -------    ------------
                                                                         ----------       -------    ------------
Depreciation and amortization                                            $    5,617    $      328     $    5,945
                                                                         ----------       -------    ------------
                                                                         ----------       -------    ------------
Capital expenditures                                                     $    7,377    $      192     $    7,569
                                                                         ----------       -------    ------------
                                                                         ----------       -------    ------------

(1) Excludes non-cash purchase of North Carolina property.


Sales to Wal-Mart Stores Inc. were 22.7%, 21.7% and 20.5% of consolidated net sales for 1997, 1996 and 1995, respectively.

Two customers accounted for 31.1% and 31.4% of the Company's net accounts receivables at December 31, 1997 and 1996, respectively.

                        DEL LABORATORIES, INC. AND SUBSIDIARIES

(16) Unaudited Quarterly Financial Data
     ----------------------------------

The following is a summary of quarterly operating results (in thousands of dollars except per share amounts):

                                                           Year Ended December 31, 1997
                                                    ------------------------------------------
                                                      First     Second      Third     Fourth
                                                     Quarter    Quarter    Quarter    Quarter
                                                    ---------  ---------  ---------  ---------
Net sales                                           $  61,319  $  67,989  $  68,865  $  64,837
Cost of goods sold                                     23,809     26,719     26,541     24,020
Net earnings                                            3,295      3,193      3,675      2,964
Earnings per common share
  Basic                                             $     .44  $     .42  $     .49  $     .39
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
  Diluted                                           $     .41  $     .39  $     .44  $     .36
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

                                                           Year Ended December 31, 1996
                                                    ------------------------------------------
                                                      First     Second      Third     Fourth
                                                     Quarter    Quarter    Quarter    Quarter
                                                    ---------  ---------  ---------  ---------
Net sales                                           $  56,094  $  58,060  $  60,354  $  58,443
Cost of goods sold                                     22,815     24,216     27,612     22,877
Net earnings                                            2,388      2,197      2,575      2,118
Earnings per common share
  Basic                                             $     .32  $     .29  $     .35  $     .29
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
  Diluted                                           $     .29  $     .27  $     .32  $     .26
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

Earnings per share calculations for each of the quarters are based on weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.

                                  SCHEDULE II


                    DEL LABORATORIES, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995

                                                                          Additions
                                                             Balance At   Charged To                  Balance At
                                                             Beginning    Costs And                      End
Description                                                  Of Period     Expenses   Deductions(1)   Of Period
------------                                               ------------  ----------  -------------  ------------
Year ended December 31, 1995 allowances for doubtful
  accounts                                                  $  1,300,000  $  655,000   $   255,000   $  1,700,000
                                                            ------------  ----------  -------------  ------------
                                                            ------------  ----------  -------------  ------------

Year ended December 31, 1996 allowances for doubtful
  accounts                                                  $  1,700,000  $   40,000   $   240,000   $  1,500,000
                                                            ------------  ----------  -------------  ------------
                                                            ------------  ----------  -------------  ------------

Year ended December 31, 1997 allowances for doubtful        $  1,500,000  $   65,000   $   265,000   $  1,300,000
  accounts                                                  ------------  ----------  -------------  ------------
                                                            ------------  ----------  -------------  ------------

(1) Uncollectible accounts written off, net of recoveries.