Form 10-K/A
period 1997-12-31
DEL LABORATORIES INC
filed 1998-05-15
CIK 27751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                  (Amendment I)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ____ to ____

                          Commission file number 1-5439

                             DEL LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        13-1953103
-------------------------------                 -----------------------------
(State or other jurisdiction of                 (I.R.S. Employer I.D. Number)
 incorporation or organization)

178 EAB Plaza, Uniondale, NY                                 11556
---------------------------------------                    ----------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: (516) 844-2020


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class              Name of each exchange on which registered
--------------------------       -----------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                              Part of the Form 10-K into
                                              which the Document is
Document                                      Incorporated
--------                                      --------------------------
Definitive Proxy Statement for 1998 Annual    Part III, Items 10, 11, 12 and 13
Meeting of Stockholders


Explanatory Note
----------------

THE INFORMATION CONTAINED HEREIN WITH RESPECT TO THE FIRST AND SECOND QUARTERS OF 1997 HAS BEEN RESTATED ON MAY 15, 1998 TO REFLECT SHIPMENTS OF FINISHED PRODUCTS WHICH SHOULD HAVE BEEN RECOGNIZED IN THE SECOND QUARTER OF 1997 INSTEAD OF THE FIRST QUARTER OF 1997. THE COMPANY HAS RESTATED PREVIOUSLY ISSUED FINANCIAL RESULTS FOR EACH OF THE FIRST AND SECOND QUARTERS OF THE YEAR ENDED DECEMBER 31, 1997. THE RESTATEMENTS DID NOT IMPACT REPORTED RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 OR THE YEAR ENDED DECEMBER 31, 1997. THE FOLLOWING SUMMARIZES THE IMPACT OF THE RESTATEMENTS:


                                                      Year Ended December 31, 1997
                                               ----------------------------------------
                                               First Quarter             Second Quarter
                                               -------------             --------------
Net Sales
         As previously reported                    $61,319                    $67,989
         As restated                                54,215                     75,093

Cost of goods sold
         As previously reported                     23,809                     26,719
         As restated                                21,386                     29,142

Net Earnings
         As previously reported                      3,295                      3,193
         As restated                                 1,061                      5,427

Earnings Per Common Share: Basic
         As previously reported                        .44                        .42
         As restated                                   .14                        .72

Earnings Per Common Share: Diluted
         As previously reported                        .41                        .39
         As restated                                   .13                        .66


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(16)     Unaudited Quarterly Financial Data
         ----------------------------------

The following is a summary of quarterly operating results (in thousands of dollars except per share amounts):


                                                                          Year Ended December 31, 1997
                                                          -------------------------------------------------------
                                                           First          Second        Third            Fourth
                                                          Quarter         Quarter       Quarter          Quarter
                                                          -------         -------       -------          -------
Net sales                                                 $54,215         $75,093       $68,865          $64,837
Cost of goods sold                                         21,386          29,142        26,541           24,020
Net earnings                                                1,061           5,427         3,675            2,964
Earnings per common share
         Basic                                            $   .14         $   .72       $   .49          $   .39
                                                          -------         -------       -------          -------
                                                          -------         -------       -------          -------
         Diluted                                          $   .13         $   .66       $   .44          $   .36
                                                          -------         -------       -------          -------
                                                          -------         -------       -------          -------



                                                                      Year Ended December 31, 1996
                                                          ------------------------------------------------------
                                                           First          Second         Third           Fourth
                                                          Quarter         Quarter       Quarter          Quarter
                                                          -------         -------       -------          -------
Net sales                                                 $56,094         $58,060       $60,354          $58,443
Cost of goods sold                                         22,815          24,216        27,612           22,877
Net earnings                                                2,388           2,197         2,575            2,118
Earnings per common share
         Basic                                            $   .32         $   .29       $   .35          $   .29
                                                          -------         -------       -------          -------
                                                          -------         -------       -------          -------
         Diluted                                          $   .29         $   .27       $   .32          $   .26
                                                          -------         -------       -------          -------
                                                          -------         -------       -------          -------


Earnings per share calculations for each of the quarters are based on weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.