Form 10-Q/A
period 1998-03-31
DEL LABORATORIES INC
filed 1998-05-15
CIK 27751

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington D.C.  20549

                                      FORM 10-Q


(Mark One)

       X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1998


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ______ to ______


                              Commission File No. 1-5439


                                DEL LABORATORIES, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)




            DELAWARE                                           13-1953103
-------------------------------                       --------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)



                       178 EAB Plaza, Uniondale, New York 11556
                 ---------------------------------------------------
                 (Address of principal executive offices) (Zip Code)


         Registrant's telephone number, including area code:  (516) 844-2020


                                ----------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  (X)                     NO  ( )

The number of shares of Common Stock, $1 par value, outstanding as of May 14, 1998 was 7,597,483.

                       DEL LABORATORIES, INC. AND SUBSIDIARIES

                                        Index



Part I.   FINANCIAL INFORMATION
                                                                     Page No.
                                                                     --------
Item 1.   Financial Statements:
          Consolidated Condensed Balance Sheets as of
            March 31, 1998 and December 31, 1997                         3
          Consolidated Condensed Statements of Earnings for the
            three months ended March 31, 1998 and 1997                   4
          Consolidated Condensed Statements of Cash Flows for the
            three months ended March 31, 1998 and 1997                   5
          Notes to Consolidated Condensed Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9

PART II.  OTHER INFORMATION                                             11

SIGNATURES                                                              12

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                         MARCH 31, 1998 AND DECEMBER 31, 1997
                 (In thousands except for share and per share data)

                                                                   March 31          December 31
                          Assets                                     1998                1997
                          ------                                 -----------         -----------
                                                                 (UNAUDITED)
Current assets:
     Cash and cash equivalents                                    $   8,272           $  14,979
     Accounts receivable-less allowance for doubtful
     accounts of $1,300 and $1,300, respectively                     36,474              30,708
     Inventories                                                     53,477              47,687
     Deferred income taxes                                            2,127               2,127
     Prepaid expenses and other current assets                        1,532               1,858
                                                                 -----------         -----------
               Total current assets                                 101,882              97,359

Property, plant and equipment, net                                   36,615              36,392
Intangibles arising from acquisitions, net                            8,056               8,144
Other assets                                                          8,083               7,419
                                                                 -----------         -----------
               Total assets                                       $ 154,636           $ 149,314
                                                                 -----------         -----------
                                                                 -----------         -----------
          Liabilities and Shareholders' Equity
          ------------------------------------

Current liabilities:
     Current portion of long-term debt                            $     485           $     496
     Accounts payable                                                24,207              28,501
     Accrued liabilities                                             19,951              13,968
     Income taxes payable                                             2,035                 818
                                                                 -----------         -----------
               Total current liabilities                             46,678              43,783

Long-term pension liability, less current portion                     5,801               5,801
Deferred income taxes, net                                            1,321               1,321
Long-term debt, less current portion                                 43,814              43,879
                                                                 -----------         -----------
               Total liabilities                                     97,614              94,784
                                                                 -----------         -----------
Shareholders' equity:
     Preferred stock $.01 par value, authorized
     1,000,000 shares; no shares issued                                   -                   -
     Common stock $1 par value, authorized
     10,000,000 shares; issued 10,000,000 shares                     10,000              10,000
     Additional paid-in capital                                       1,058                 699
     Accumulated other comprehensive income                            (844)               (819)
     Retained earnings                                               74,173              71,188
                                                                 -----------         -----------
                                                                     84,387              81,068
     Less: Treasury stock, at cost, 2,383,959 shares
     and 3,070,954 shares, respectively                             (25,961)            (24,991)
     Receivables for stock options exercised                         (1,404)             (1,547)
                                                                 -----------         -----------
               Total shareholders' equity                            57,022              54,530
                                                                 -----------         -----------
               Total liabilities and shareholders' equity         $ 154,636           $ 149,314
                                                                 -----------         -----------
                                                                 -----------         -----------

 The accompanying notes are an integral part of the consolidated condensed financial statements.


                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                       (In thousands except for per share data)
                                     (UNAUDITED)


                                                    THREE MONTHS ENDED
                                               March 31           March 31
                                                 1998               1997
                                              ----------         ----------
                                                                  Restated
                                                                  (Note 6)
Net sales                                     $   65,416         $   54,215

Cost of goods sold                                25,438             21,386
Selling and administrative expenses               33,566             30,238
                                              ----------         ----------
     Operating income                              6,412              2,591

Interest expense                                   1,024                950
Interest income                                     (123)              (128)
                                              ----------         ----------
     Interest expense, net                           901                822
                                              ----------         ----------
Earnings before income taxes                       5,511              1,769
Income taxes                                       2,260                708
                                              ----------         ----------
     Net earnings                             $    3,251         $    1,061
                                              ----------         ----------
                                              ----------         ----------
Earnings per common share
     Basic                                    $     0.43         $     0.14
                                              ----------         ----------
                                              ----------         ----------
     Diluted                                  $     0.39         $     0.13
                                              ----------         ----------
                                              ----------         ----------
Weighted average common shares outstanding
     Basic                                     7,628,000          7,517,000
                                              ----------         ----------
                                              ----------         ----------
     Diluted                                   8,280,000          8,079,000
                                              ----------         ----------
                                              ----------         ----------
Dividends per common share                    $    0.035         $    0.026
                                              ----------         ----------
                                              ----------         ----------

The accompanying notes are an integral part of the consolidated condensed financial statements.


                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (In thousands)
                                     (UNAUDITED)


                                                         MARCH 31            MARCH 31
                                                           1998                1997
                                                        ----------          ----------
                                                                             Restated
                                                                             (Note 6)
Cash flows from operating activities:
Net earnings                                             $  3,251            $  1,061
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization                               1,543               1,396
Provision for doubtful accounts                                50                  52
Other non-cash operating items                                114                 282
Changes in operating assets and liabilities:
       Accounts receivable                                 (5,816)              3,089
       Inventories                                         (5,790)             (4,704)
       Prepaid expenses and other current assets              326                 284
       Other assets and other liabilities                    (664)               (283)
       Accounts payable                                    (4,094)                586
       Accrued liabilities                                  5,984                 660
       Income taxes                                         1,473                 347
                                                        ----------          ----------
          Net cash provided by (used in) operating
            activities                                     (3,623)              2,770
                                                        ----------          ----------
Cash flows used in investing activities:
       Property, plant and equipment additions             (1,678)             (1,341)
                                                        ----------          ----------
           Net cash used in investing activities           (1,678)             (1,341)
                                                        ----------          ----------
Cash flows used in financing activities:
       Principal payments of long-term debt                   (76)              -
       Acquisition of treasury stock                         (899)               (355)
       Dividends paid                                        (466)               (343)
       Other financing activities                              34                  14
                                                        ----------          ----------
          Net cash used in financing activities            (1,407)               (684)
                                                        ----------          ----------
Effect of exchange rate changes on cash                         1                  (2)
                                                        ----------          ----------
Net increase(decrease) in cash and cash equivalents        (6,707)                743

Cash and cash equivalents at beginning of year             14,979              14,516
                                                        ----------          ----------
Cash and cash equivalents at end of period               $  8,272            $ 15,259
                                                        ----------          ----------
                                                        ----------          ----------

The accompanying notes are an integral part of the consolidated condensed financial statements.

                       DEL LABORATORIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     1.   Summary of Significant Accounting Policies
          -------------------------------------------

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

          A summary of the Company's significant accounting policies is presented in its 1997 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results.

          In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of Del Laboratories, Inc. for interim periods.

          On February 6, 1998, the Company's Board of Directors approved a four-for-three common stock split distributed in the form of a stock dividend. As a result, 1,908,377 shares were issued on March 10, 1998 to shareholders of record on February 20, 1998, of which 692,891 shares represented treasury stock of the Company. Accordingly, the effect of the four-for-three stock split has been reflected on the consolidated balance sheet as of December 31, 1997. All references to number of shares and per share amounts have been restated, including those contained in Note 6. In connection with the stock dividend, treasury stock was reduced by $7,430,359, with a corresponding reduction in retained earnings of $2,498,406 and a reduction in additional paid-in-capital of $6,147,439.

          Certain reclassifications were made to prior year amounts to conform with the 1998 presentation.

2.   Inventory
     ---------

          Classification of inventories at March 31, 1998 and December 31, 1997 were as follows (in thousands):



                                     1998           1997
                                   --------       --------
          Raw Materials            $ 29,210       $ 22,563
          Work In Process             4,722          4,326
          Finished Goods             19,545         20,798
                                   --------       --------
                                   $ 53,477       $ 47,687
                                   --------       --------
                                   --------       --------


3.   Earnings Per Share
     ------------------

          Earnings per share is computed in accordance with the provisions of SFAS No. 128, "Earnings per Share", which became effective for the Company as of December 31, 1997. As required by SFAS No. 128, earnings per share for all prior periods presented (including those in Note 6) have been restated. Basic earnings per share is computed by dividing income available to common shareholders (which for the Company equals its recorded net income) by the weighted average number of common shares outstanding during the period. For the periods ended March 31, 1998 and 1997, the weighted average number of common shares outstanding was 7,628,000 and 7,517,000, respectively. Such shares outstanding exclude the weighted average number of unallocated shares of common stock held by the Company's employee stock ownership plan which totaled 507,000 and 513,000 for the periods ended March 31, 1998 and 1997, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock. For the periods ended March 31, 1998 and 1997, the weighted average number of shares of diluted common stock outstanding was 8,280,000 and 8,079,000, respectively.

4.        New Accounting Pronouncements
          -----------------------------

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's only item of other comprehensive income is foreign currency translation adjustments. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income was as follows (in thousands):


                                                  Three Months Ended March 31
                                                    1998                1997
                                                  --------            -------
      Net earnings                                $  3,251            $ 1,061
      Foreign currency translation adjustment           25               (141)
                                                  --------            -------
      Total comprehensive income                  $  3,276            $   920
                                                  --------            -------
                                                  --------            -------

5.        Subsequent Event
          ----------------

          On May 12, 1998, the Company acquired the intellectual property rights and inventory of the Cornsilk brand of facial make-up for approximately $12.0 million in cash. The purchase price was financed by utilizing existing cash and unused short-term credit facilities. The Company intends to refinance the purchase on a long-term basis.

6.        Restatement of Prior Period Results
          -----------------------------------

          The Company has restated previously issued financial results for each of the first and second quarters of the year ended December 31, 1997. The first quarter of 1997 was restated to reflect a $7.1 million reduction in net sales and a $2.2 million ($0.30 per basic share) reduction in net earnings resulting from shipments of finished products which should have been recognized in the second quarter of 1997 instead of the first quarter of 1997. There was a corresponding increase of $7.1 million in net sales and a $2.2 million ($0.30 per basic share) increase in net earings for the second quarter of 1997. The shift did not impact reported results for the six months ended June 30, 1997 or the year ended December
          31, 1997. The following summarizes the impact of the restatement on the three months ended March 31 and June 30, 1997:

                                                 Three Months Ended
                                             March 31, 1997   June 30,1997
                                             --------------   ------------
          Net sales
               As previously reported            $61,319        $67,989
               As restated                        54,215         75,093

          Cost of goods sold
               As previously reported             23,809         26,719
               As restated                        21,386         29,142

          Selling and administrative expenses
               As previously reported             31,196         35,046
               As restated                        30,238         36,004

          Net earnings
               As previously reported              3,295          3,193
               As restated                         1,061          5,427

          Earnings per common share - Basic
               As previously reported (1)            .44            .42
               As restated                           .14            .72

          Earnings per common share - Diluted
               As previously reported (1)            .41            .39
               As restated                           .13            .66

          Retained earnings
               As previously reported             64,451         67,445
               As restated                        62,217         67,445


(1)  Restated for February 1998 stock split and FASB No. 128 implementation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


(1)  RESULTS OF OPERATIONS
     ---------------------

     Sales
     -----

     Net sales for the first quarter of 1998 were $65.4 million, 20.7% above the $54.2 million of sales for the first quarter of 1997.

     Net Cosmetics sales were $51.6 million in the 1998 first quarter compared
     to $41.5 million in the 1997 first quarter, a 24.3% increase.   The
     increase in net sales resulted primarily from volume growth in the Sally Hansen Nails, Sally Hansen Professional Nails and Bleach & Depilatories brands, as well as the introduction of Colorfast in the first quarter of 1998.

     Net Pharmaceutical sales in the first quarter of 1998 were $13.8 million compared to $12.7 million in the same quarter in 1997, an 8.7% increase. The increase in net Pharmaceutical sales resulted primarily from volume growth in the Orajel family of products.


     Cost of Sales
     -------------

     Cost of sales for the first quarter of 1998, as a percentage of net sales, decreased to 38.9%, as compared with 39.4% in the corresponding period of 1997. The decrease was primarily attributable to improved product mix within the Sally Hansen nail care and Sally Hansen Professional brands.

     Selling and Administrative Expenses
     -----------------------------------

     Selling and administrative expenses increased by $3.3 million in the first quarter of 1998 versus the first quarter of 1997. The increase is primarily attributable to increased advertising and promotional expenses in the first quarter of 1998.

     Net Interest Expense
     ---------------------

     Interest expense, net of interest income, increased from $.8 million in the 1997 first quarter to $.9 million in the 1998 first quarter due to imputed interest (non-cash expense) related to the Company's purchase of land and buildings in North Carolina.


     Provision for Income Taxes
     --------------------------

     The provision for income taxes is based on the Company's expected effective tax rate for the year, which is 41% in 1998 compared to 40% in the first quarter of 1997.


     Net Earnings
     ------------

     Net earnings for the first quarter of 1998 were $3.3 million compared to $1.1 million reported for the first quarter of 1997.

(2)  LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     At March 31, 1998, the Company had cash and cash equivalents of $8.3 million as compared to $15.3 million and $15.0 million at March 31, 1997 and December 31, 1997, respectively.

     Net cash used by operating activities was $3.6 million for the three month period ended March 31, 1998 and net cash provided by operating activities was $2.8 million for the same period in 1997. Net earnings increased by $2.2 million while net cash provided by operating activities decreased by $6.4 million as a result of increases in accounts receivable and inventories as well as a decrease in accounts payable. Accounts receivable increased by $5.8 million due to the concentration of sales in the latter part of the quarter. Inventories increased by $5.8 million as a result of growth in existing product sales.

     Cash used for property, plant and equipment acquisitions was $1.7 million and $1.3 million in the three month period ended March 31, 1998 and 1997, respectively.

     Net cash used in financing activities was $1.4 million and $.7 million for the three months ended March 31, 1998 and 1997, respectively. The increase of $.7 million was due mainly to a $.5 million increase in the acquisition of treasury stock and to a $.1 million increase in dividends.

     As discussed in Note 5 to the financial statements, the Company acquired the Cornsilk brand of cosmetics on May 12, 1998 for approximately $12.0 million in cash, which was financed by utilizing existing cash and a short-term credit facility. The Company intends to refinance the Cornsilk purchase on a long-term basis. Estimated cash flow from operations and current working capital lines of credit are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending, dividend payments and common share repurchases in the foreseeable future.

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

     Forward - Looking Statements
     ----------------------------

     Management's Discussion and Analysis of the Results of Operations and Financial Condition and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, delays in introducing new products or failure of consumers to accept new products, actions by competitors which may result in mergers, technology improvement or new product introductions, the dependence on certain national chain drug stores and mass merchandiser relationships due to the concentration of sales generated by such chains, changes in fashion oriented color cosmetics trends, and trends in the general economy.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.

     New Accounting Pronouncements
     -----------------------------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for the reporting periods beginning after December 15, 1997. This statement permits early application and requires restatement of all prior periods. The Company is currently evaluating the requirements of SFAS No. 131 and believes that the adoption of the statement will not have a material impact on previously reported segment information.

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

          (a)  Exhibit 27.1   Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               None

                                      SIGNATURES
                                      ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DEL LABORATORIES, INC.
                                        -------------------------------
                                        (Registrant)








Date:      May 15, 1998                 /s/ Dan K. Wassong
--------------------------              --------------------------------
                                        Dan K. Wassong
                                        Chairman, President and
                                        Chief Executive Officer








Date:      May 15, 1998                 /s/ Charles H. Abdalian
--------------------------              --------------------------------
                                        Charles H. Abdalian
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)