Form 10-Q/A
period 1997-03-31
DEL LABORATORIES INC
filed 1998-05-18
CIK 27751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-Q/A
                                  ------------
                                  (Amendment I)
                                  ------------


(Mark One)

   /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to __________

                           Commission File No. 1-5439

                             DEL LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      13-1953103
     -------------------                             -------------------
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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index

                                                                     Page No.
                                                                     --------
PART I.       FINANCIAL INFORMATION:

Item 1.       Financial Statements:

              Consolidated Condensed Balance Sheets as of
                 March 31, 1997 and December 31, 1996                       3
              Consolidated Condensed Statements of Earnings for the
                 three months ended March 31, 1997 and 1996                 4
              Consolidated Condensed Statements of Cash Flows for the
                 three months ended March 31, 1997 and 1996                 5
              Notes to Consolidated Condensed Financial Statements          6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8

SIGNATURES                                                                 11

EACH OF THE ABOVE LISTED ITEMS IS HEREBY AMENDED BY DELETING THE ITEM IN ITS ENTIRETY AND REPLACING IT WITH THE ATTACHED ITEMS .

THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED ON MAY 15, 1998 TO REFLECT SHIPMENTS OF FINISHED PRODUCTS WHICH SHOULD HAVE BEEN RECOGNIZED IN THE SECOND QUARTER OF 1997 INSTEAD OF THE FIRST QUARTER OF 1997 (SEE NOTE 3 - OF NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS). ALL SHARE AND PER SHARE INFORMATION HAS BEEN RESTATED TO REFLECT A FOUR-FOR-THREE COMMON STOCK SPLIT APPROVED BY THE BOARD OF DIRECTORS IN FEBRUARY 1998 AND DISTRIBUTED IN THE FORM OF A STOCK DIVIDEND IN MARCH 1998. IN ADDITION, EARNINGS PER COMMON SHARE AND WEIGHTED AVERAGE COMMON SHARES OUTSTANDING HAVE BEEN RESTATED FOR THE ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, "EARNINGS PER SHARE".

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
               (In thousands except for share and per share data)

                                                                            March 31         December 31
                            Assets                                            1997               1996
                            ------                                        ------------       -----------
                                                                          (UNAUDITED)
Current assets:
     Cash and cash equivalents                                            $      15,259     $      14,516
     Accounts receivable-less allowance for
     doubtful accounts of $1,450
     and $1,500, respectively                                                    27,640            30,781
     Inventories                                                                 38,492            33,788
     Income taxes receivable                                                       -                  324
     Deferred income taxes                                                        2,250             2,250
     Prepaid expenses and other current assets                                    1,556             1,840
                                                                          -------------     -------------
                 Total current assets                                            85,197            83,499

     Property, plant and equipment, net                                          26,662            26,628
     Intangibles arising from acquisitions, net                                   8,409             8,497
     Other assets                                                                 4,041             3,758
                                                                          -------------     -------------
                 Total assets                                             $     124,309     $     122,382
                                                                          =============     =============

                        Liabilities and Shareholders' Equity
                        ------------------------------------
Current liabilities:
     Accounts payable                                                     $      17,778     $      17,338
     Accrued liabilities                                                         15,555            14,895
     Income taxes payable                                                            23              -
                                                                          -------------     -------------
                 Total current liabilities                                       33,356            32,233

     Long-term pension liability, less current portion                            4,132             4,132
     Deferred income taxes                                                        1,175             1,175
     Long-term debt, less current portion                                        40,000            40,000
                                                                          -------------     -------------
                 Total liabilities                                               78,663            77,540
                                                                          -------------     -------------

Shareholders' equity:
     Preferred stock $.01 par value, authorized
     1,000,000 shares; no shares issued                                            -                 -
     Common stock $1 par value, authorized
     10,000,000 shares; issued 8,784,514 shares                                   8,785             8,785
     Additional paid-in capital                                                   4,321             4,321
     Cumulative translation adjustment                                             (406)             (547)
     Retained earnings                                                           62,217            61,353
                                                                          -------------     -------------
                                                                                 74,917            73,912

     Less: Treasury stock, at cost, 3,157,367 shares
     and 3,141,949 shares, respectively                                         (27,679)          (27,334)
     Receivables for stock options exercised                                     (1,592)           (1,736)
                                                                          -------------     -------------
                 Total shareholders' equity                                      45,646            44,842
                                                                          -------------     -------------

                 Total liabilities and shareholders' equity               $     124,309     $     122,382
                                                                          =============     =============

See accompanying notes to unaudited consolidated condensed financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (In thousands except for per share data)
                                   (UNAUDITED)

                                                                              MARCH 31         MARCH 31
                                                                               1997              1996
                                                                          -------------     -------------
Net sales                                                                 $      54,215     $      56,094
                                                                          -------------     -------------


Cost of goods sold                                                               21,386            22,815
Selling and administrative expenses                                              30,238            28,361
                                                                          -------------     -------------

                                                                                 51,624            51,176
                                                                          -------------     -------------

      Operating income                                                            2,591             4,918
                                                                          -------------     -------------

Interest expense                                                                    950               952
Interest income                                                                    (128)              (82)
                                                                          -------------     -------------

      Interest expense, net                                                         822               870
                                                                          -------------     -------------

Earnings before income taxes                                                      1,769             4,048
Income taxes                                                                        708             1,660
                                                                          -------------     -------------

      Net earnings                                                        $       1,061     $       2,388
                                                                          =============     =============
Earnings per common share (A)
  Basic                                                                   $        0.14     $        0.32
                                                                          =============     =============
  Diluted                                                                 $        0.13     $        0.29
                                                                          =============     =============

Weighted average common shares outstanding (A)
  Basic                                                                       7,517,000         7,425,000
                                                                          =============     =============
  Diluted                                                                     8,079,000         8,159,000
                                                                          =============     =============

Dividends per common share (A)                                            $       0.026     $       0.020
                                                                          =============     =============

    (A) Adjusted to reflect 4-for-3 stock splits effective November 8, 1996 and February 20, 1998.


See accompanying notes to unaudited consolidated condensed financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (In thousands)
                                   (UNAUDITED)

                                                                                MARCH 31         MARCH 31
                                                                                   1997              1996
                                                                             -------------     -------------
Cash flows from operating activities:
Net earnings                                                              $       1,061     $       2,388
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                                  1,396             1,199
   Provision for doubtful accounts                                                   52               138
   Other non-cash operating items                                                   282                77
   Changes in operating assets and liabilities:
         Accounts receivable                                                      3,089            (6,935)
         Inventories                                                             (4,704)           (2,178)
         Prepaid expenses and other current assets                                  284               878
         Other assets and other liabilities                                        (283)              260
         Accounts payable                                                           440             2,661
         Accrued liabilities                                                        660             2,983
         Income taxes                                                               347               258
                                                                          -------------     -------------
         Net cash provided by operating activities                                2,624             1,729
                                                                          -------------     -------------

Cash flows used in investing activities:
   Property, plant and equipment additions                                       (1,341)           (1,353)
                                                                          -------------     -------------
         Net cash used in investing activities                                   (1,341)           (1,353)
                                                                          -------------     -------------
Cash flows used in financing activities:
   Principal payments of long-term debt                                            -                  (17)
   Proceeds from issuance of common stock
     upon exercise of options                                                         9               136
   Decrease in receivable for stock
     options exercised                                                                5               145
   Purchase of treasury stock                                                      (355)             (362)
   Dividends paid                                                                  (197)             (292)
                                                                          -------------     -------------
         Net cash used in financing activities                                     (538)             (390)
                                                                          -------------     -------------
Effect of exchange rate changes on cash                                              (2)             -
                                                                          -------------     -------------

Net increase (decrease) in cash and cash equivalents                                743               (14)

Cash and cash equivalents at beginning of year                                   14,516             8,563
                                                                          -------------     -------------

Cash and cash equivalents at end of period                                $      15,259     $       8,549
                                                                          =============     =============

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

2. Classification of inventories at March 31, 1997 and December 31, 1996 were as follows (in thousands):


                                                                                1997              1996
                                                                            -------------  -------------

                  Raw Materials                                           $      18,173     $      15,346
                  Work In Process                                                 3,853             3,862
                  Finished Goods                                                 16,466            14,580
                                                                          -------------     -------------
                                                                          $      38,492     $      33,788
                                                                          =============     =============

3. The Company has restated previously issued financial results for each of the first and second quarters of the year ended December 31, 1997. The first quarter of 1997 was restated to reflect a $7.1 million reduction in net sales and a $2.2 million ($0.30 per basic share) reduction in net earnings resulting from shipments of finished products which should have been recognized in the second quarter of 1997 instead of the first quarter of 1997. There was a corresponding increase of $7.1 million in net sales and a $2.2 million ($0.30 per basic share) increase in net earings for the second quarter of 1997. The shift did not impact reported results for the six months ended June 30, 1997 or the year ended December
          31, 1997. The following summarizes the impact of the restatement on the three months ended March 31 and June 30, 1997:


                                                                                  Three Months Ended
                                                                                  ------------------
                                                                           March 31, 1997     June 30, 1997
                                                                           --------------     -------------
Net sales
         As previously reported                                           $      61,319     $      67,989
         As restated                                                             54,215            75,093

Cost of goods sold
         As previously reported                                                  23,809            26,719
         As restated                                                             21,386            29,142

Selling and administrative expenses
         As previously reported                                                  31,196            35,046
         As restated                                                             30,238            36,004

Net earnings
         As previously reported                                                   3,295             3,193
         As restated                                                              1,061             5,427

Earnings per common share - Basic
         As previously reported (1)                                                 .44               .42
         As restated                                                                .14               .72

Earnings per common share - Diluted
         As previously reported (1)                                                 .41               .39
         As restated                                                                .13               .66

Retained earnings
         As previously reported                                                  64,451            67,445
         As restated                                                             62,217            67,445


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

    Net accounts receivable at March 31, 1997 decreased by $3,141,000 from the December 31, 1996 level. The decrease is attributable to a reduced sales level in the quarter. Inventories at March 31, 1997 increased by $4,704,000 from December 31, 1996.

    During the quarter ended March 31, 1997, the Company generated $2,624,000 cash from operations. The Company believes that cash from future operations, cash on hand and amounts available from short-term lines of credit, referred to above, will be sufficient to satisfy the Company's liquidity needs for the foreseeable future.

    In March 1997, the Company entered into an agreement to purchase land and buildings in North Carolina. This property is to be used as a distribution center and is replacing facilities leased under a lease expiring in 1997. The Company expects to close on the property during the second quarter of 1997. The cost of the property is $5,500,000 with the seller financing the transaction interest free. The agreement calls for payments over the next three years, with a final payment of $3,850,000 in April 2000. When the closing is completed, the Company will record the transaction based on the present value of the loan on the date of closing and will accrete interest over the life of the loan. Any remaining leasehold improvements related to the leased facility will be fully amortized by the end of the lease term.

(2) RESULTS OF OPERATIONS
    ---------------------

    Sales
    -----

    Sales for the first quarter of 1997 were $54.2 million, 3.3% below the $56.1 million of sales for the first quarter of 1996.

    Sales declined from the first quarter of 1996 primarily due to the availability of products for shipment, which was negatively impacted by production start up delays associated with new product introductions.

    Cost of Sales
    -------------

    Cost of sales for the first quarter of 1997, as a percentage of net sales, decreased to 39.4%, as compared with 40.7% in the corresponding period of 1996.

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

    Selling and Administrative Expenses
    -----------------------------------

    Selling and administrative expenses increased by $1.9 million in the first quarter of 1997 versus the first quarter of 1996 and also increased as a percentage of net sales to 55.8% from 50.6%. The increase of 5.2% as a percentage of sales is attributable to increased advertising and promotional expenses during the 1997 period.

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

    Net Earnings
    ------------

    Net earnings for the first quarter of 1997 were $1,061,000, compared to the $2,388,000 reported for the first quarter of 1996. This reduction was primarily attributable to the reduced sales level discussed above.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DEL LABORATORIES, INC.
                                   ----------------------
                                   (Registrant)







Date: May 15, 1998                  /s/ Charles H. Abdalian
------------------                  -----------------------------
                                    Charles H. Abdalian
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)