Form 10-Q/A
period 1997-06-30
DEL LABORATORIES INC
filed 1998-05-18
CIK 27751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-Q/A
                                  (Amendment I)

(Mark One)

        X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -----                   SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended June 30, 1997


                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -----                   SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _________ to  _________


                              Commission File No. 1-5439


                                DEL LABORATORIES, INC.
                               ------------------------
                (Exact name of registrant as specified in its charter)




         DELAWARE                                        13-1953103
-------------------------------                     ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


               565 Broad Hollow Road, Farmingdale, New York 11735
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index




                                                                             Page No.
                                                                             --------


PART I.           FINANCIAL INFORMATION:

Item 1.        Financial Statements:
               Consolidated Condensed Statements of Earnings for the
                  three months ended June 30, 1997 and 1996                      4
               Notes to Consolidated Condensed Financial Statements              5

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               7

SIGNATURE                                                                        9

EACH OF THE ABOVE LISTED ITEMS IS HEREBY AMENDED BY DELETING THE ITEM IN ITS ENTIRETY AND REPLACING IT WITH THE ATTACHED ITEMS.

THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED ON MAY 15, 1998 TO REFLECT SHIPMENTS OF FINISHED PRODUCTS WHICH SHOULD HAVE BEEN RECOGNIZED IN THE SECOND QUARTER OF 1997 INSTEAD OF THE FIRST QUARTER OF 1997 (SEE NOTE 4 - OF NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS). ALL SHARE AND PER SHARE INFORMATION HAS BEEN RESTATED TO REFLECT A FOUR-FOR-THREE COMMON STOCK SPLIT APPROVED BY THE BOARD OF DIRECTORS IN FEBRUARY 1998 AND DISTRIBUTED IN THE FORM OF A STOCK DIVIDEND IN MARCH 1998. IN ADDITION, EARNINGS PER COMMON SHARE AND WEIGHTED AVERAGE COMMON SHARES OUTSTANDING HAVE BEEN RESTATED FOR THE ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, "EARNINGS PER SHARE".

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                    (In thousands except for per share data)
                                   (UNAUDITED)


                                               June 30                        June 30
                                                 1997                          1996
                                          -----------------             -----------------


    Net sales                            $          75,093             $          58,060
                                          -----------------             -----------------


    Cost of goods sold                              29,142                        24,217
    Selling and administrative expenses             36,004                        29,289
                                          -----------------             -----------------

                                                    65,146                        53,506
                                          -----------------             -----------------

          Operating income                           9,947                         4,554
                                          -----------------             -----------------


    Interest expense                                   991                           951
    Interest income                                    (89)                         (120)
                                          -----------------             -----------------

          Interest expense, net                        902                           831
                                          -----------------             -----------------

    Earnings before income taxes                     9,045                         3,723
    Income taxes                                     3,618                         1,526
                                          -----------------             -----------------


          Net earnings                   $           5,427            $            2,197
                                          -----------------             -----------------
                                          -----------------             -----------------

    Earnings per common share (A)

          Basic                          $            0.72            $             0.29
                                          -----------------             -----------------
                                          -----------------             -----------------
          Diluted                        $            0.66            $             0.27
                                          -----------------             -----------------
                                          -----------------             -----------------

    Weighted average common shares
      outstanding (A)

          Basic                                  7,559,000                     7,425,000
                                          -----------------             -----------------
                                          -----------------             -----------------
          Diluted                                8,203,000                      8,160,000
                                          -----------------             -----------------
                                          -----------------             -----------------

    Dividends per common share (A)       $           0.026            $            0.020
                                          -----------------             -----------------
                                          -----------------             -----------------

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

2. Classification of inventories at June 30, 1997 and December 31, 1996 were as follows (in thousands):


                                                    1997                              1996
                                                    ----                              ----

            Raw Materials                       $      20,381                  $        15,346
            Work In Process                             3,850                            3,862
            Finished Goods                             12,358                           14,580
                                                -------------                  ---------------
                                                $      36,589                  $        33,788
                                                =============                  ===============


3. In June 1997, the Company purchased land and buildings in North Carolina to be used as a distribution center. This distribution center will replace the Company's current leased facility. The lease expires in October 1997 with all remaining leasehold improvements fully amortized by the end of the lease term. The purchase price of the property is $5,500,000, of which $275,000 was paid at closing and $5,225,000 is being financed through a non-interest bearing note with the seller of the property. The Company recorded the note payable at its present value using an interest rate of 7.3% which approximates the Company's incremental borrowing rate. The repayment terms of the note include $1,375,000 to be repaid over three years and a single lump sum payment of $3,850,000 on May 15, 2000. The issuance of the note for the property represents a non-cash transaction and is supplemental information related to the consolidated statement of cash flows.

4. The Company has restated previously issued financial results for each of the first and second quarters of the year ended December 31, 1997. The first quarter of 1997 was restated to reflect a $7.1 million reduction in net sales and a $2.2 million ($0.30 per basic share) reduction in net earnings resulting from shipments of finished products which should have been recognized in the second quarter of 1997 instead of the first quarter of 1997. There was a corresponding increase of $7.1 million in net sales and a $2.2 million ($0.30 per basic share) increase in net earings for the second quarter of 1997. The shift did not impact reported results for the six months ended June 30, 1997 or the year ended December
          31, 1997. The following summarizes the impact of the restatement on the three months ended March 31 and June 30, 1997:

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

          In June 1997, the Company purchased land and buildings in North Carolina to be used as a distribution center. This distribution center will replace the Company's current leased facility. The lease expires in October 1997 with all remaining leasehold improvements fully amortized by the end of the lease term. The purchase price of the property is $5,500,000, of which $275,000 was paid at closing and $5,225,000 is being financed through a non-interest bearing note with the seller of the property. The Company recorded the note payable at its present value using an interest rate of 7.3% which approximates the Company's incremental borrowing rate. The repayment terms of the note include $1,375,000 to be repaid over three years and a single lump sum payment of $3,850,000 on May 15, 2000.

(2)       RESULTS OF OPERATIONS
          ---------------------

          Sales
          -----

          Sales for the second quarter of 1997 were $75.1 million, 29.3% above the $58.1 million of sales for the second quarter of 1996. Sales for the six months ended June 30, 1997 were $129.3 million, 13.3% above the $114.2 million of sales for the six months ended June 30, 1996.

          The second quarter and six months of 1997 results reflect a sales increase in the Cosmetics Division and a decrease in sales for the Pharmaceutical Division.

          Cost of Sales
          -------------

          Cost of sales for the second quarter of 1997, as a percentage of net sales, decreased to 38.8%, as compared with 41.7 % in the corresponding period of 1996. Cost of sales for the six months ended June 30, 1997, as a percentage of net sales, was 39.1% compared with 41.2% in the corresponding period of 1996.

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

          Selling and Administrative Expenses
          -----------------------------------

          Selling and administrative expenses increased by $6.7 million in the second quarter of 1997 versus the second quarter of 1996 but decreased as a percentage of net sales to 47.9% from 50.4%. For the six months ended June 30, 1997, selling and administrative expenses increased by $8.6 million versus the comparable period in 1996 and also increased as a percentage of net sales to 51.2% from 50.5%.

          The increase of .7% as a percentage of sales is attributable to increased advertising and promotional expenses during the first quarter of the 1997 period.

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

          Net Earnings
          ------------

          Net earnings for the second quarter of 1997 were $5,427,000, 147% above the $2,197,000 reported for the second quarter of 1996. Net earnings for the six months ended June 30, 1997 were $6,488,000, 41.5% above the $4,586,000 reported for the six months ended June 30, 1996.

          Legal Matters
          -------------

          In June 1997, the Company entered into a settlement agreement with respect to a stockholders' derivative action against the members of the Company's Board of Directors, in which, among other things, the Company's insurance carrier agreed to pay $400,000 to the Company on behalf of the individual defendants, and the Company paid $150,000 in connection with plaintiffs' attorneys' fees (see Part II, Item I, Legal Proceedings).

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

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     DEL LABORATORIES, INC.
                                     -----------------------
                                     (Registrant)




Date:     May 15, 1998               /s/ Charles H. Abdalian
----------------------------         -----------------------
                                     Charles H. Abdalian
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)