Form 10-Q
period 1998-06-30
DEL LABORATORIES INC
filed 1998-08-14
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   |X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1998

   |_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _______ to _______

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

                    178 EAB Plaza, Uniondale, New York 11556
                    ------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                      YES  |X|                  NO  |_|

The number of shares of Common Stock, $1 par value, outstanding as of August 14, 1998 was 7,565,787.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index

Part I.    FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of
              June 30, 1998 and December 31, 1997                             3

           Consolidated Statements of Earnings for the three and
              six months ended June 30, 1998 and 1997                         4

           Consolidated Statements of Cash Flows for the
              six months ended June 30, 1998 and 1997                         5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9

PART II.  OTHER INFORMATION                                                   11

SIGNATURES                                                                    12

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
               (In thousands except for share and per share data)

                     Assets                                June 30       December 31
                                                             1998           1997
                                                          ---------       ---------
                                                         (UNAUDITED)
Current assets:
   Cash and cash equivalents                              $     345       $  14,979
   Accounts receivable, less allowance for
   doubtful accounts of $1,300 and $1,300, respectively      41,311          30,708
   Inventories                                               56,267          47,687
   Deferred income taxes                                      2,127           2,127
   Prepaid expenses and other current assets                    478           1,858
                                                          ---------       ---------
          Total current assets                              100,528          97,359

Property, plant and equipment, net                           36,324          36,392
Intangibles arising from acquisitions, net                   18,728           8,144
Other assets                                                  7,025           7,419
                                                          ---------       ---------
          Total assets                                    $ 162,605       $ 149,314
                                                          =========       =========

                Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term debt                     $     382       $     496
    Short-term borrowing                                      7,750              --
    Accounts payable                                         26,057          28,501
    Accrued liabilities                                      16,589          13,968
    Income taxes payable                                        698             818
                                                          ---------       ---------
          Total current liabilities                          51,476          43,783

Long-term pension liability, less current portion             5,801           5,801
Deferred income taxes, net                                    1,321           1,321
Long-term debt, less current portion                         43,865          43,879
                                                          ---------       ---------
          Total liabilities                                 102,463          94,784
                                                          ---------       ---------
Shareholders' equity:
    Preferred stock $.01 par value, authorized
    1,000,000 shares; no shares issued                           --              --
    Common stock $1 par value, authorized
    20,000,000 and 10,000,000 shares, respectively;
    issued 10,000,000 shares                                 10,000          10,000
    Additional paid-in capital                                1,725             699
    Accumulated other comprehensive income                     (853)           (819)
    Retained earnings                                        78,324          71,188
                                                          ---------       ---------
                                                             89,196          81,068
Less: Treasury stock, at cost, 2,419,722 shares
and 3,070,954 shares, respectively                          (27,653)        (24,991)
Receivables for stock options exercised                      (1,401)         (1,547)
                                                          ---------       ---------
          Total shareholders' equity                         60,142          54,530
                                                          ---------       ---------

          Total liabilities and shareholders' equity      $ 162,605       $ 149,314
                                                          =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
               (In thousands except for share and per share data)
                                   (UNAUDITED)

                                          THREE MONTHS ENDED             SIX MONTHS ENDED

                                        June 30        June 30        June 30        June 30
                                          1998           1997           1998           1997
                                        -------        -------        -------        -------
                                                      Restated
                                                      (Note 6)

Net sales                             $    73,971    $    75,093    $   139,387    $   129,308

Cost of goods sold                         29,420         29,142         54,858         50,528
Selling and administrative expenses        36,030         36,004         69,596         66,242
                                      -----------    -----------    -----------    -----------
         Operating income                   8,521          9,947         14,933         12,538

Interest expense                            1,101            991          2,124          1,941
Interest income                               (33)           (89)          (155)          (217)
                                      -----------    -----------    -----------    -----------
         Interest expense, net              1,068            902          1,969          1,724
                                      -----------    -----------    -----------    -----------

Earnings before income taxes                7,453          9,045         12,964         10,814
Income taxes                                3,048          3,618          5,308          4,326
                                      -----------    -----------    -----------    -----------
         Net earnings                 $     4,405    $     5,427    $     7,656    $     6,488
                                      ===========    ===========    ===========    ===========
Earnings per common share:
         Basic                        $      0.58    $      0.72    $      1.01    $      0.86
                                      ===========    ===========    ===========    ===========
         Diluted                      $      0.54    $      0.66    $      0.93    $      0.80
                                      ===========    ===========    ===========    ===========
Weighted average common
 shares outstanding:
         Basic                          7,593,000      7,559,000    $ 7,610,000      7,537,000
                                      ===========    ===========    ===========    ===========
         Diluted                        8,219,000      8,203,000    $ 8,250,000      8,155,000
                                      ===========    ===========    ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (In thousands)
                                   (UNAUDITED)

                                                                 June 30     June 30
                                                                   1998        1997
                                                                   ----        ----
Cash flows from operating activities:
Net earnings                                                    $  7,656    $  6,488
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization                                      3,213       2,834
Provision for doubtful accounts                                      300          50
Other non-cash operating items                                       109         275
Changes in operating assets and liabilities:
     Accounts receivable                                         (10,903)     (2,802)
     Inventories                                                  (7,580)     (2,801)
     Prepaid expenses and other current assets                     1,381        (300)
     Other assets and other liabilities                              394      (3,001)
     Accounts payable                                             (2,244)      4,019
     Accrued liabilities                                           2,622         376
     Income taxes                                                  1,152      (1,604)
                                                                --------    --------
         Net cash provided by (used in) operating activities      (3,900)      3,534

Cash flows used in investing activities:
     Property, plant and equipment additions                      (2,879)     (3,716)
     Purchase of intangibles and other assets                    (11,851)         --
                                                                --------    --------
         Net cash used in investing activities                   (14,730)     (3,716)

Cash flows used in financing activities:
     Increase in short-term borrowings                             7,750          --
     Principal payments of long-term debt                           (129)         --
     Exercise of stock options                                        45       2,396
     Acquisition of treasury stock                                (2,934)     (3,632)
     Dividends paid                                                 (732)       (396)
                                                                --------    --------
          Net cash provided by (used in) financing activities      4,000      (1,632)
                                                                --------    --------

Effect of exchange rate changes on cash                               (4)         (1)

Net decrease in cash and cash equivalents                        (14,634)     (1,815)

Cash and cash equivalents at beginning of year                    14,979      14,516
                                                                --------    --------
Cash and cash equivalents at end of period                      $    345    $ 12,701
                                                                ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

      The accompanying unaudited consolidated financial statements of Del Laboratories, Inc. and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

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

      Certain reclassifications were made to prior year amounts to conform with the 1998 presentation.

2.    Inventory

      Classification of inventories at June 30, 1998 and December 31, 1997 were as follows (in thousands):

                                         1998            1997
                                        ------          ------

                Raw Materials          $ 32,768        $ 22,563
                Work In Process           4,408           4,326
                Finished Goods           19,091          20,798
                                       --------        --------
                                       $ 56,267        $ 47,687
                                       ========        ========

3.    Earnings Per Share

      Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which became effective for the Company as of December 31, 1997. As required by SFAS No. 128, earnings per share for all prior periods presented (including those in Note 6) have been restated. Basic earnings per share is computed by dividing income available to common shareholders (which for the Company equals its recorded net income) by the weighted average number of common shares outstanding during the period. Such shares outstanding exclude the weighted average number of unallocated shares of common stock held by the Company's employee stock ownership plan which totaled 507,000 and 513,000 for the periods ended June 30, 1998 and 1997, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock.

4.    New Accounting Pronouncements

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's only item of other comprehensive income is foreign currency translation adjustments. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income was as follows (in thousands):

                                                   Six Months Ended June 30
                                                      1998           1997
                                                     ------         ------

      Net earnings                                  $ 7,656        $ 6,488
      Foreign currency translation adjustment           (34)           134
                                                    -------        -------
      Total comprehensive income                    $ 7,622        $ 6,622
                                                    =======        =======

5.    Cornsilk Acquisition

      On May 12, 1998, the Company acquired the intellectual property rights and other assets of the Cornsilk brand of facial make-up for approximately $10.9 million and $1.0 million in cash, respectively. The intellectual property rights are being amortized over 20 years in accordance with company policy. Amortization of $90 thousand was recorded during the three months ended June 30, 1998.

6.    Restatement of Prior Period Results

      The Company has restated previously issued financial results for each of the first and second quarters of the year ended December 31, 1997. The first quarter of 1997 was restated to reflect a $7.1 million reduction in net sales and a $2.2 million ($0.30 per basic share) reduction in net earnings resulting from shipments of finished products which should have been recognized in the second quarter of 1997 instead of the first quarter of 1997. There was a corresponding increase of $7.1 million in net sales and a $2.2 million ($0.30 per basic share) increase in net earnings for the second quarter of 1997. The shift did not impact reported results for the six months ended June 30, 1997 or the year ended December 31, 1997. The following summarizes the impact of the restatement on the three months ended March 31 and June 30, 1997 (in thousands, except per share data):

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

(1)   Restated for February 1998 stock split and SFAS No. 128 implementation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)   RESULTS OF OPERATIONS

      Six Months Ended June 1998 versus June 1997

      Net Sales

      Net sales for the first six months of 1998 were $139.4 million, an increase of 7.8% compared to $129.3 million in 1997.

      Cosmetics Division net sales for the first six months of 1998 were $110.5 million, an increase of 6.8% compared to $103.5 in 1997. The increase was principally attributable to the introduction of the new Sally Hansen Colorfast nail enamel and volume growth in the Sally Hansen nail care and La Cross brands.

      Pharmaceutical Division net sales were $28.9 million for the first six months of 1998, an increase of 12.0% compared to $25.8 million in 1997. The increase was due primarily to volume growth in the Orajel family of products.

      Cost of Sales

      Cost of sales for the first six months of 1998, as a percentage of net sales, was 39.4%, as compared with 39.1% in 1997.

      Selling and Administrative Expenses

      Selling and administrative expenses for the first six months of 1998 were $69.6 million compared to $66.2 million in 1997. The increase was primarily attributable to increased advertising and promotional expenses.

      Net Interest Expense

      Interest expense, net of interest income, for the first six months of 1998 was $2.0 million compared to $1.7 million in 1997. The increase is principally due to imputed interest (non-cash expense) related to the purchase of land and buildings in North Carolina in May, 1997.

      Provision for Income Taxes

      The provision for income taxes is based on the Company's expected effective annual tax rate of 41% in 1998 compared to 40% in 1997.

      Net Earnings

      Net earnings for the first six months of 1998 were $7.7 million compared to $6.5 million reported for the first six months of 1997.

      Second Quarter Ended June 1998 versus June 1997

      Net Sales

      Net sales for the second quarter of 1998 were $74.0 million, compared to $75.1 million in 1997. The second quarter of 1998 results reflect a sales increase in the Pharmaceutical Division and a sales decrease in the Cosmetics Division compared to the second quarter of 1997.

      Cost of Sales

      Cost of sales for the second quarter of 1998, as a percentage of net sales, was 39.8%, as compared with 38.8% in 1997. The increase in cost of sales, as a percentage of net sales, in the second quarter, over the comparable period in 1997 is primarily attributable to the mix of business within the Cosmetics and Pharmaceutical Divisions.

      Selling and Administrative Expenses

      Selling and administrative expenses were $36.0 million for the second quarter of 1998 and 1997.

      Net Interest Expense

      Interest expense, net of interest income, was $1.1 million in the second quarter of 1998 compared to $.9 million in 1997. The increase was due to imputed interest (non-cash expense) related to the purchase of land and buildings in North Carolina in May, 1997 and interest expense related to short-term borrowing in 1998.

      Provision for Income Taxes

      The provision for income taxes is based on the Company's expected effective annual tax rate of 41% in 1998 compared to 40% in 1997.

      Net Earnings

      Net earnings for the second quarter of 1998 were $4.4 million compared to $5.4 million reported for the second quarter of 1997. The decrease was due primarily to lower volume.

(2)   LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Company had cash and cash equivalents of $.3 million as compared to $12.7 million and $15.0 million at June 30, 1997 and December 31, 1997, respectively.

      Net cash provided by operating activities for the six months ended June 30, 1998 decreased $7.4 million due primarily to increases in accounts receivable and inventories and a decrease in accounts payable.

      Cash used for property, plant and equipment additions was $2.9 million for the six months ended June 30, 1998 compared to $3.7 million in the prior year.

      On May 12, 1998, the Company acquired the intellectual property rights and other assets of the Cornsilk brand of facial makeup for approximately $11.9 million in cash (see Note 5 to the consolidated financial statements), which was financed by utilizing existing cash and unused short-term credit facilities. The Company intends to refinance the purchase on a long-term basis.

      Net cash provided by financing activities was $4.0 million for the six months ended June 30, 1998 due primarily to an increase in short term borrowings offset by treasury stock acquisitions.

      The Company believes that cash from future operations, cash on hand and amounts available from short-term credit facilities, referred to above, will be sufficient to satisfy the Company's liquidity needs for the foreseeable future.

      Year 2000 Conversion

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

            (a)   Exhibit 27.1  Financial Data Schedule

            (b)   Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DEL LABORATORIES, INC.
                                                  ----------------------
                                                  (Registrant)


Date:   August 14, 1998                           /s/ Dan K. Wassong
--------------------------------                  ------------------
                                                  Dan K. Wassong
                                                  Chairman, President and
                                                  Chief Executive Officer


Date:   August 14, 1998                           /s/ Enzo J. Vialardi
--------------------------------                  --------------------
                                                  Enzo J. Vialardi
                                                  Executive Vice President and
                                                  Chief Financial Officer