Form 10-Q
period 1998-09-30
DEL LABORATORIES INC
filed 1998-11-13
CIK 27751

[cad 228]

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________


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


                       178 EAB Plaza, Uniondale, New York 11556
                       ----------------------------------------
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

                                 YES  (X)    NO  ( )

The number of shares of Common Stock, $1 par value, outstanding as of November 11, 1998 was 7,533,201.

                       DEL LABORATORIES, INC. AND SUBSIDIARIES

                                        Index

Part I.   FINANCIAL INFORMATION



                                                                            Page

Item 1.   Financial Statements:

     Consolidated Balance Sheets as of
        September 30, 1998 and December 31, 1997                               3

     Consolidated Statements of Earnings for the three and
          nine months ended September 30, 1998 and 1997                        4

     Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1998 and 1997                        5

     Notes to Consolidated Financial Statements                                6

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                       8

PART II.  OTHER INFORMATION                                                   11

SIGNATURES                                                                    12


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                      DEL LABORATORIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                 (In thousands except for share and per share data)

                     Assets                      September 30    December 31
                                                     1998           1997
                                                   ---------      ---------
                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                        $   2,522      $  14,979
  Accounts receivable, less allowance for
  doubtful accounts of $1,300 in 1998 and 1997,
  respectively                                        44,585         30,708
  Inventories                                         58,667         47,687
  Deferred income taxes                                2,127          2,127
  Prepaid expenses and other current assets            1,478          1,858
                                                   ---------      ---------
     Total current assets                            109,379         97,359

Property, plant and equipment, net                    36,809         36,392
Intangibles arising from acquisitions, net            18,519          8,144
Other assets                                           7,451          7,419
                                                   ---------      ---------
     Total assets                                  $ 172,158      $ 149,314
                                                   =========      =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                $     485      $     496
  Short-term borrowing                                14,250              -
  Accounts payable                                    30,128         28,501
  Accrued liabilities                                 12,942         13,968
  Income taxes payable                                   955            818
                                                   ---------      ---------
     Total current liabilities                        58,760         43,783

Long-term pension liability, less current portion      5,801          5,801
Deferred income taxes, net                             1,321          1,321
Long-term debt, less current portion                  43,707         43,879
                                                   ---------      ---------
     Total liabilities                               109,589         94,784
                                                   ---------      ---------
Shareholders' equity:
  Preferred stock $.01 par value, authorized
  1,000,000 shares; no shares issued                       -              -
  Common stock $1 par value, authorized
  20,000,000 and 10,000,000 shares, respectively;
  issued 10,000,000 shares                            10,000         10,000
  Additional paid-in capital                           1,746            699
  Accumulated other comprehensive income                (880)          (819)
  Retained earnings                                   81,843         71,188
                                                   ---------      ---------
                                                      92,709         81,068

Less: Treasury stock, at cost, 2,438,901 shares
in 1998 and 2,378,063 shares in 1997                 (28,742)       (24,991)
Receivables for stock options exercised               (1,398)        (1,547)
                                                   ---------      ---------
     Total shareholders' equity                       62,569         54,530
                                                   ---------      ---------

     Total liabilities and shareholders' equity    $ 172,158      $ 149,314
                                                   =========      =========

                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                      DEL LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 (In thousands except for share and per share data)
                                    (UNAUDITED)

                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                            SEPTEMBER 30            SEPTEMBER 30
                                          1998        1997        1998        1997
                                        ---------   ---------   ---------   ---------
Net sales                               $  70,663   $  68,865   $ 210,050   $ 198,174
Cost of goods sold                         30,527      26,541      85,385      77,070
Selling and administrative expenses        32,725      35,342     102,321     101,584
                                        ---------   ---------   ---------   ---------
     Operating income                       7,411       6,982      22,344      19,520

Interest expense                            1,065       1,029       3,189       2,970
Interest income                               (57)       (172)       (212)       (389)
                                        ---------   ---------   ---------   ---------
     Interest expense, net                  1,008         857       2,977       2,581
                                        ---------   ---------   ---------   ---------

Earnings before income taxes                6,403       6,125      19,367      16,939
Income taxes                                2,619       2,450       7,927       6,776
                                        ---------   ---------   ---------   ---------
     Net earnings                       $   3,784   $   3,675   $  11,440   $  10,163
                                        =========   =========   =========   =========

Earnings per common share:
     Basic                              $    0.50   $    0.49   $    1.50   $    1.35
                                        =========   =========   =========   =========
     Diluted                            $    0.47   $    0.44   $    1.40   $    1.24
                                        =========   =========   =========   =========
Weighted average common
   shares outstanding:
     Basic                              7,569,000   7,576,000   7,599,000   7,556,000
                                        =========   =========   =========   =========
     Diluted                            8,004,000   8,278,000   8,150,000   8,213,000
                                        =========   =========   =========   =========


                 The accompanying notes are an integral part of the
                         consolidated financial statements.

                      DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (In thousands)
                                    (UNAUDITED)

                                                                        September 30
                                                                  ------------------------
                                                                    1998            1997
                                                                  ---------      ---------
Cash flows from operating activities:
Net earnings                                                      $  11,440      $  10,163
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization                                         4,891          3,181
Provision for doubtful accounts                                         118            100
Other non-cash operating items                                           97            275
Changes in operating assets and liabilities:
  Accounts receivable                                               (13,995)         1,669
  Inventories                                                        (9,980)       (12,508)
  Prepaid expenses and other current assets                             380            578
  Other assets and other liabilities                                    (32)        (2,854)
  Accounts payable                                                    1,825          3,777
  Accrued liabilities                                                (1,026)         3,378
  Income taxes                                                        1,729              -
                                                                  ---------      ---------
     Net cash provided by (used in) operating activities             (4,553)         7,759
                                                                  ---------      ---------
Cash flows used in investing activities:
  Property, plant and equipment additions                            (4,833)        (5,424)
  Purchase of intangibles and other assets                          (11,851)             -
                                                                  ---------      ---------

     Net cash used in investing activities                          (16,684)        (5,424)
                                                                  ---------      ---------
Cash flows provided by (used in) financing activities:
  Increase in short-term borrowings                                  14,250              -
  Principal payments of long-term debt                                 (183)             -
  Exercise of stock options                                              48          2,557
  Acquisition of treasury stock                                      (4,320)        (4,684)
  Dividends paid                                                       (997)          (594)
                                                                  ---------      ---------
     Net cash provided by (used in) financing activities              8,798         (2,721)
                                                                  ---------      ---------

Effect of exchange rate changes on cash                                 (18)            (2)
                                                                  ---------      ---------

Net decrease in cash and cash equivalents                           (12,457)          (388)
                                                                  ---------      ---------

Cash and cash equivalents at beginning of year                       14,979         14,516
                                                                  ---------      ---------

Cash and cash equivalents at end of period                        $   2,522      $  14,128
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

     In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for interim periods.

     On February 6, 1998, the Company's Board of Directors approved a four-for-three common stock split distributed in the form of a stock dividend. As a result, 1,908,377 shares were issued on March 10, 1998 to shareholders of record on February 20, 1998, of which 692,891 shares represented treasury stock of the Company. Accordingly, the effect of the four-for-three stock split has been reflected on the consolidated balance
     sheet as of December 31, 1997.   All references to number of shares and per
     share amounts have been restated. In connection with the stock dividend, treasury stock was reduced by $7,430,359, with a corresponding reduction in retained earnings of $2,498,406 and a reduction in additional paid-in-capital of $6,147,439.

     Certain reclassifications were made to prior year amounts to conform with the 1998 presentation.

2.   INVENTORY

     Classification of inventories were as follows (in thousands):

                              September 30  December 31
                                  1998         1997
                                --------     --------

          Raw Materials         $ 38,565     $ 22,563
          Work In Process          4,429        4,326
          Finished Goods          15,673       20,798
                                --------     --------
                                $ 58,667     $ 47,687
                                ========     ========

3.   EARNINGS PER SHARE

     Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which became effective for the Company as of December 31, 1997. As required by SFAS No. 128, earnings per share for all prior periods presented have been restated. Basic earnings per share is computed by dividing income available to common shareholders (which for the Company equals its recorded net income) by the weighted average number of common shares outstanding during the period. Such shares outstanding include the weighted average number of shares of common stock held by the Company's employee stock ownership plan which totaled 507,318 and 512,739 at September 30, 1998 and 1997, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock.

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

                                             Nine Months Ended September 30
                                                    1998        1997
                                                  ---------   ---------

     Net earnings                                 $  11,440   $  10,163
     Foreign currency translation adjustment            (61)        134
                                                  ---------   ---------
     Total comprehensive income                   $  11,379   $  10,297
                                                  =========   =========

5.   ASSET ACQUISITION

     On May 12, 1998, the Company acquired the intellectual property rights and other assets of the Cornsilk brand of facial make-up for approximately $10.9 million and $1.0 million in cash, respectively. The intellectual property rights are being amortized over 20 years in accordance with company policy. Amortization of $226 thousand was recorded during the nine months ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


(1)  RESULTS OF OPERATIONS

     THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 1998 VERSUS SEPTEMBER 1997

     NET SALES

     Net sales for the third quarter of 1998 were $70.7 million, an increase of 2.6% compared to $68.9 million in 1997. Net sales for the first nine months of 1998 were $210.0 million, an increase of 6.0% compared to $198.2 million in 1997.

     Cosmetics Division net sales for the third quarter of 1998 were $54.7 million, compared to $54.6 million in 1997. Cosmetics Division net sales for the first nine months of 1998 were $164.7 million, an increase of 4.2% compared to $158.1 million in 1997. This increase is primarily due to volume growth in the Sally Hansen family of products.

     Pharmaceutical Division net sales for the third quarter of 1998 were $16.0 million, compared to $14.3 million in 1997. Pharmaceutical Division net sales for the first nine months of 1998 were $45.3 million, an increase of 13.0% compared to $40.1 million in 1997. These increases were due primarily to volume growth in the Orajel family of products.

     COST OF SALES

     Cost of Sales for the third quarter of 1998 were $30.5 million, or 43.2% of net sales, as compared to $26.5 million, or 38.5% of net sales in 1997.
     The increase in cost of sales, as a percentage of net sales, in the third quarter is principally due to higher manufacturing costs and a change in the mix of business and product returns within the Cosmetics Division compared to the third quarter of 1997.

     Cost of Sales for the first nine months of 1998 were $85.4 million, or 40.6% of net sales, as compared to $77.1 million, or 38.9% of net sales in 1997. The increase in cost of sales, as a percentage of net sales, is primarily attributable to higher manufacturing costs and product returns in the third quarter and a change in the mix of business within the Cosmetics Division compared to 1997.

     SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses for the third quarter of 1998 were
     $32.7 million, compared to $35.3 million in 1997.   The decrease was
     primarily related to reduced advertising and promotional expenses during the third quarter as compared to prior year. Selling and administrative expenses are subject to quarterly variability due to the timing of advertising and other spending related to promotional programs.

     Selling and administrative expenses were $102.3 million for the first nine months of 1998, compared to $101.6 million in 1997.

     NET INTEREST EXPENSE

     Interest expense, net of interest income, for the third quarter of 1998 was $1.0 million, compared to $.9 million in 1997. The increase in the third quarter is due primarily to short-term borrowing related to the acquisition of intellectual property rights and other assets of the Cornsilk brand of facial make-up in May 1998.

     Interest expense, net of interest income, for the first nine months of 1998
     was $3.0 million, compared to       $2.6 million in 1997.  The increase for
     the nine months is due to imputed interest (non-cash expense) related to the purchase of land and buildings in North Carolina in May, 1997, and interest expense on short-term borrowing related to the acquisition of intellectual property rights and other assets of the Cornsilk brand of facial make-up in May 1998.

     PROVISION FOR INCOME TAXES

     The provision for income taxes is based on the Company's expected effective annual tax rate of 41% in 1998 compared to 40% in 1997.

     NET EARNINGS

     Net earnings for the third quarter of 1998 were $3.8 million, compared to $3.7 million reported for the third quarter of 1997. Net earnings for the first nine months of 1998 were $11.4 million compared to $10.2 million reported for the first nine months of 1997.


(2)  LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had cash and cash equivalents of $2.5 million as compared to $14.1 million and $15.0 million at September 30, 1998 and December 31, 1997, respectively.

     Net cash used in operating activities for the nine months ended September 30, 1998 was $4.6 million due primarily to increases in accounts receivable and inventories, compared to $7.8 million provided by operating activities in 1997.

     Cash used for property, plant and equipment additions was $4.8 million for the nine months ended September 30, 1998 compared to $5.4 million in the prior year.

     On May 12, 1998, the Company acquired the intellectual property rights and other assets of the Cornsilk brand of facial make-up for approximately $11.9 million in cash (see Note 5 to the consolidated financial statements), which was financed by utilizing existing cash and unused short-term credit facilities. The Company intends to refinance the purchase on a long-term basis.

     Net cash provided by financing activities was $8.8 million for the nine months ended September 30, 1998 due primarily to an increase in short-term borrowings offset by treasury stock acquisitions, compared to $2.7 million used in financing activities in 1997.

     The Company believes that cash from future operations, cash on hand and amounts available from short-term credit facilities, will be sufficient to satisfy the Company's liquidity needs for the foreseeable future.

     YEAR 2000 CONVERSION

     The Company is addressing the issue of many existing computer programs using only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. A committee specifically created to resolve Year 2000 issues, led by a member of the Board of Directors and comprised of senior corporate executives and an outside expert, as well as sub-committees and task forces meet regularly.

     The Company's efforts to identify and address issues relating to its readiness for Year 2000 have included the following: The identification phase (approximately 90% complete) consisting of computer based systems, software, third party programs and all hardware including embedded microprocessors. The assessment phase (approximately 85% complete) has focused on those applications most critical to the business including examination of all coding used for date calculations. The remediation phase (approximately 65% complete) consisting of systems changes, where necessary, by replacement, modification or upgrade. The testing phase (approximately 15% complete) includes full systems tests planned during the first quarter of 1999 at which time systems dates will be rolled forward on test machines to check performance and computational accuracy. All significant suppliers, customers, financial institutions, as well as all customers doing business electronically with the Company have been contacted, in order to identify potential areas of concern. It is anticipated that all of the above phases will be substantially completed by mid 1999.

     The Company currently estimates that remediation costs are not anticipated to exceed $1,000,000 for replacement systems, software, discovery tools and expenses necessary to achieve Year 2000 compliance.

     Improper or inadequate remediation of Year 2000 problems by parties with whom the Company does business could adversely affect the Company's supply chain and subsequently the ability to effectively manage production and distribution activities. In addition, administrative functions essential to the day to day operation of the business could be impaired if Year 2000 remediation is not completed in a timely manner. Due to the general uncertainty inherent in the Year 2000 problem, resulting primarily from the uncertainty of the Year 2000 readiness of parties with whom the Company does business, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

     The Company is currently identifying and documenting potential business disruptions and continuity planning procedures. The focus of this activity is on potential failures of internal and external systems required to carry out normal business operations, including services provided by the public infrastructure such as electric power, transportation and telecommunications. The Company expects this activity to be an on-going process well into the third quarter of 1999.

     The above comments on the Year 2000 issue contain forward-looking statements relating to the Company's plans, strategies, objectives, expectations, intentions, and resources that should be read in conjunction with the following disclosure on Forward-Looking Statements.

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




                                        DEL LABORATORIES, INC.
                                        ----------------------
                                        (Registrant)





Date: November 13, 1998                 /s/ Dan K. Wassong
                                        ------------------------
                                        Dan K. Wassong
                                        Chairman, President and
                                        Chief Executive Officer








Date: November 13, 1998                 /s/ Enzo J. Vialardi
                                        ------------------------
                                        Enzo J. Vialardi
                                        Executive Vice President and
                                        Chief Financial Officer