Form 10-K405
period 1998-12-31
DEL LABORATORIES INC
filed 1999-03-31
CIK 27751

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period From       to
                         Commission File Number 1-5439
                                                ------
                             DEL LABORATORIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                        13-1953103
        (State or other jurisdiction of                   (I.R.S. Employer I.D. Number)
        incorporation or organization)

         178 EAB PLAZA, UNIONDALE, NY                                 11556
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (516) 844-2020
                                                   --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    Title of Each Class                               Name of Each Exchange on Which Registered
-----------------------------------------------------------  -----------------------------------------------------------
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 26, 1999 was $85,406,480. On such date, the average bid and asked price for the Common Stock was $19.31 per share.

The number of shares of Common Stock outstanding as of March 26, 1999 was 7,403,124 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT                                                            Part of the Form 10-K Into Which the Document is Incorporated
--------                                                            -------------------------------------------------------------
Definitive Proxy Statement for 1999 Annual                   Part III, Items 10, 11, 12 and 13
Meeting of Stockholders

Part I
------
Item 1--Business
----------------

Del Laboratories, Inc. (the "Company") manufactures, markets and distributes cosmetics and proprietary over-the-counter pharmaceuticals. The Company's principal cosmetics products are nail care products, nail color, color cosmetics, beauty implements, bleach and depilatories, personal care products, and other related cosmetic items. The Company's cosmetics products are marketed under such well-known brand names as Sally Hansen Hard as Nails and Sally Hansen Professional Nail (nail care and nail color products), Corn Silk (face make-up), Naturistics (color cosmetics and bath and body care) and LaCross (beauty implements). The Company's proprietary pharmaceutical products include oral analgesics, acne treatment products, first aid products and eye/ear medications. The Company's pharmaceutical products are marketed under such well-known brand names as Orajel and Tanac (oral analgesics), Propa pH (acne treatment), Pronto (pediculicides), Arthricare (topical arthritis treatment), Stye (opthalmic ointment) and Auro-Dri (ear remedy). The Company's products are sold principally in the United States and Canada to wholesalers and independent and chain drug, mass merchandisers and food stores.

The Company seeks to increase sales by aggressively marketing its products under established brand names. The Company targets the mass market, which accounts for a major portion of the decorative color cosmetics market and the majority of the over-the-counter pharmaceuticals market. The Company's customers in the mass market channel include Walgreens, Rite Aid, CVS, and Eckerd, major drug store chains; Wal-Mart, K-Mart and Target, major national chain mass merchandisers; and numerous regional chain drug stores and mass merchandisers. The Company also distributes its pharmaceutical products to drug wholesalers, including McKesson Drug and Bergen Brunswig and national food chains, including Kroger and Albertson's. Other than Wal-Mart Stores, Inc., which accounted for 21.5%, 22.7% and 21.7% of the Company's total net sales for 1998, 1997 and 1996, respectively, and Walgreens which accounted for 10.3% of the Company's total net sales in 1998, no single customer accounted for more than 10% of the Company's total net sales.

The Company advertises its products on television and radio and in magazines. In-store displays and promotional activities are also utilized to attract consumer attention and to inform them of the products available under the Company's various brands. Cooperative advertising programs with retailers are also employed to further enhance consumer awareness of the Company's products and brands. Advertising expenditures were $30.9 million in 1998, or 11.2% as a percentage of total net sales.

The Company utilizes two in-house national sales organizations, one for its cosmetics product lines and one for its pharmaceutical product lines. The Company also employs independent manufacturers' representatives in selected geographic areas where a full-time sales employee would not be economically justified.

Certain financial information regarding the Company's industry segments is set forth in the table below:

                               Industry Segments (In thousands of dollars)


                                                                         1998        1997        1996
                                                                      ----------  ----------  ----------
Net Sales to unaffiliated customers:
    Cosmetics                                                         $  213,714  $  207,260  $  179,031
    Pharmaceuticals                                                       61,148      55,750      53,920
Operating income:
    Cosmetics                                                             10,381      15,424       8,885
    Pharmaceuticals                                                       12,513       9,828      10,120
Identifiable assets:
    Cosmetics                                                            120,664      87,449      71,362
    Pharmaceuticals                                                       20,205      16,635      15,841
    Corporate (unallocated assets)                                        36,605      45,230      35,179

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

The Company's products are sold in a limited number of foreign countries. Export net sales (which exclude sales in Canada and Puerto Rico) have historically not exceeded 5.0% of total net sales in any year. In 1998, export net sales represented approximately 2.0% of the Company's total net sales. The Company has formed a limited number of subsidiaries to conduct its business in certain foreign countries. In certain other foreign countries, the Company licenses local representatives and appoints local distributors to sell the Company's products.

The Company sells standard packaged cosmetic and over-the-counter pharmaceutical products. The Company's customers expect quick response on standard merchandise orders. The Company does not have a material amount of order backlog. Consistent with the packaged goods industry, the Company accepts authorized returns of unmerchantable, defective or discontinued products.

The Company purchases raw materials used in its manufacturing processes from various other manufacturers, paperboard suppliers and bottle distributors. The Company has not experienced any difficulty obtaining raw materials and believes that such materials are readily available.

The Company expended approximately $4,927,000, $5,038,000 and $4,559,000 in 1998, 1997 and 1996, respectively, on research activities relating to the development of new products, clinical and regulatory affairs and quality control, all of which activities are conducted internally by the Company.

Competition in both the cosmetics and over-the-counter pharmaceuticals markets is intense. Many of the principal competitors in each of the Company's industry segments are well-established firms with greater financial and marketing resources. Frequent new product introductions and attendant advertising characterize both industry segments in which the Company operates. Consumer brand preferences in the Company's industry segments are generally influenced by advertising, promotional support and price. The cosmetics industry is sensitive to consumer purchasing power. The Company's competitors in the cosmetics market include Revlon, Inc., Procter and Gamble (Cover Girl), Cosmair (Maybelline) and L'Oreal and in the over-the-counter pharmaceuticals market, include, Whitehall-Robbins Division of American Home Products Corp., Warner-Lambert Company, Pfizer, Block Drug, Thompson Medical, Procter and Gamble Co., SmithKline Beecham, Bristol Myers Squibb, Colgate Palmolive and Johnson and Johnson.

The Company has registered its principal trademarks in each segment of its business both in the United States and in many countries throughout the world. The Company considers its trademarks to be material assets, and the registration and protection of its trademarks in the aggregate to be important to its business, in that the success of certain of the products is due at least in part to the goodwill associated with the Company's primary brand names. The Company has also been issued several United States patents, expiring at various times through 2010, and has licensed certain intellectual property from third parties. While the Company believes its patents and licenses to be important, it does not consider its business as a whole to be dependent on such licenses or patent protection.

The Company currently has approximately 1,560 employees. Approximately 450 of the Company's employees are represented by two labor unions. The Company has not experienced any work stoppages and considers its employee and labor relations to be satisfactory.

Item 2--Properties
------------------

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

The Company owned, at December 31, 1998, property at 163 East Bethpage Road, Plainview, New York. This steel beamed and brick faced concrete block building contains approximately 63,000 square feet of floor space. This property was sold in February, 1999.

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

The Company's distribution center is located in two owned buildings containing approximately 225,000 square feet, in Rocky Point, North Carolina. Both buildings are of insulated metal construction. The buildings and land are subject to a first mortgage. The distribution center services both the cosmetics and pharmaceutical segments.

The Company also has short-term leases for space in public warehouses. The space is primarily used for the cosmetics segment.

The Company believes that its facilities are adequate to meet the needs of the Company, operating at reasonable levels of production.

Item 3--Legal Proceedings
-------------------------

The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4--Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

    Not applicable.

Part II
-------

Item 5--Market for Company's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------

The Company's common stock is traded on the American Stock Exchange under the symbol "DLI". The range of high and low sales prices as reported in the consolidated transaction reporting system of such exchange for each quarterly period during the past two years is as follows:

                                                                                 1998                  1997
                                                                         --------------------  --------------------
                                                                           HIGH        LOW       HIGH        LOW
                                                                         ---------  ---------  ---------  ---------
First Quarter                                                            $   44.25  $   29.63  $   16.69  $   15.38
Second Quarter                                                           $   32.75  $   21.75  $   26.63  $   15.56
Third Quarter                                                            $   28.50  $   19.50  $   30.00  $   24.94
Fourth Quarter                                                           $   26.38  $   16.00  $   30.75  $   25.50

There were 496 holders of record of the Company's common stock at December
31, 1998. This does not include beneficial holders whose shares are held of record by nominees. The Company paid regular quarterly dividends of $.026 from January 1997 through December 1997 and $.035 from January 1998 through December 1998. The Company has paid uninterrupted dividends for the past twenty-five years. The Company expects to pay comparable cash dividends for the foreseeable future. The per share information set forth above has been adjusted for a 4-for-3 stock split on February 20, 1998, effected in the form of a stock dividend.

The terms of the Company's various borrowing agreements provide, among other things, for restrictions on the payment of cash dividends and certain other expenditures. At December 31, 1998, amounts available for dividends and the repurchase of treasury stock amounted to approximately $4,276,000.

Item 6--Selected Financial Data
-------------------------------

(Amounts in Thousands Except Per Share and Employee Data)

                                                      1998        1997        1996        1995        1994
                                                   ----------  ----------  ----------  ----------  ----------
Operating data:
Net sales                                          $  274,862  $  263,010  $  232,951  $  212,048  $  190,102
Net earnings                                           11,077      13,127       9,278       7,025       5,681

Earnings per common share: (a)
  Basic                                                  1.46        1.73        1.25         .94         .76
  Diluted                                                1.36        1.59        1.14         .86         .71
Cash dividends per share (a)                              .14        .105        .079        .079        .074

Weighted average common shares
  outstanding: (a)
  Basic                                                 7,581       7,593       7,449       7,465       7,516
  Diluted                                               8,126       8,250       8,157       8,165       8,033

Balance sheet data:
  Total assets                                     $  177,474  $  149,314  $  122,382  $  114,717  $  104,957
  Long-term debt                                       59,400      43,879      40,000      40,000      40,070
  Working capital                                      62,728      53,576      51,266      42,034      38,813
  Shareholders' equity                                 59,097      54,530      44,842      38,021      34,203

Other data:
  Capital additions                                $    7,224  $   15,230  $    5,327  $    7,569  $    5,827
  Approximate # of employees                            1,560       1,390       1,329       1,243       1,175


    (a) Adjusted to reflect 4-for-3 stock splits effective February 20, 1998 and November 8, 1996, a 2-for-1 stock split effective June 16, 1995 and a 4-for-3 stock split effective June 15, 1994.

Item 7--Management's Discussion and Analysis of Financial Condition And Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

Net Sales. Net sales were $274.9 million and $263.0 million for 1998 and 1997, respectively, an increase of $11.9 million or 4.5%. Cosmetics net sales were $213.7 million and $207.3 million for 1998 and 1997, respectively, an increase of $6.4 million or 3.1%. The increase in cosmetics net sales resulted primarily from volume growth in existing products and new product introductions in the Sally Hansen, LaCross and Corn Silk brands. The cosmetics net sales increase in 1998 was partially offset in the fourth quarter by incremental sales returns of approximately $4.0 million associated with the acceleration of a program to reposition and repackage the Naturistics cosmetics line.

Net pharmaceutical sales were $61.2 million and $55.8 million for 1998 and 1997, respectively, an increase of $5.4 million or 9.5%. The increase in net pharmaceutical sales resulted primarily from volume growth in the Orajel family of products and the Pronto line of pediculicides.

Cost of Sales. Cost of sales were $115.8 million, or 42.1% of net sales in 1998, compared to $101.1 million, or 38.4% of net sales in 1997, an increase of $14.7 million, or 14.6%. The increase in cost of sales, as a percentage of net sales, is primarily due to higher product returns, inventory write-downs of the Naturistics cosmetics and bath & body care line of $1.5 million in the fourth quarter of 1998, higher manufacturing costs and a change in the mix of business compared to prior year.

Selling and Administrative Expenses. Selling and administrative expenses were $136.2 million in 1998 compared to $136.7 million in 1997, a decrease of $.5 million. The increase in net sales together with a reduction in advertising and promotional expenditures are the primary reasons for the decrease in selling and administrative expenses as a percentage of net sales to 49.5% in 1998 from 52.0% in 1997.

Operating Income. As a result of the above, operating income decreased by 9.3% to $22.9 million or 8.3% of net sales in 1998 compared to $25.3 million or 9.6% of net sales in 1997.

Net Interest Expense.  Net interest expense was $4.4 million in 1998 compared to $3.4 million in 1997. Interest expense increased $657,000 to $4.7 million in 1998 from $4.0 million in 1997 due primarily to borrowings related to the acquisition of intellectual property rights and other assets of the Corn Silk brand of facial make-up in May 1998 and to imputed interest (non-cash expense) related to the purchase of land and buildings in North Carolina in May 1997.

Income Taxes. The Company's effective tax rate was 40% in both 1998 and 1997. In the fourth quarter of 1998, the Company revised its 1998 projected effective tax rate from 41% to 40% resulting in an additional tax benefit of $180,000.

Net Earnings. As a result of the above, net earnings decreased to $11.1 million or 4.0% of net sales compared to $13.1 million or 5.0% of net sales in 1997.

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

Net Interest Expense. Net interest expense was $3.4 million in 1997, compared with $3.3 million in 1996. Interest expense increased $195,000 to $4.0 million in 1997 from $3.8 million in 1996 due to imputed interest (non-cash expense) related to the Company's purchase of land and buildings in North Carolina. Partially offsetting this increase were higher levels of interest income.

Income Taxes. The Company's effective tax rate was 40.0% in 1997 compared to 41.0% in 1996.

Net Earnings. Net earnings increased by 41.5% to $13.1 million or 5.0% of net sales compared to $9.3 million or 4.0% of net sales in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1998, the Company had cash and cash equivalents of $3.7 million as compared to $15.0 million at December 31, 1997.

Net cash used by operating activities was $2.5 million for the year ended December 31, 1998. Net cash provided by operating activities was $17.9 million and $16.2 million for the years ended December 31, 1997 and 1996, respectively. The decrease of $20.4 million in net cash provided by operating activities for 1998 compared to 1997 resulted primarily from an increase in accounts receivable, an increase in inventories and lower earnings. The increase in accounts receivable of $16.4 was due to a concentration of sales in the latter part of the fourth quarter. The Company's inventories increased $6.7 million over 1997 as a result of new cosmetic product launches and growth in existing product sales.

Cash used for the purchase of intangibles and other assets related to the Corn Silk brand of facial make-up was $12.0 million in 1998. Cash used for property, plant and equipment additions was $7.2 million, $10.8 million and $5.3 million for 1998, 1997 and 1996, respectively. Capital expenditures for 1998 and 1997 were primarily for manufacturing machinery and equipment. Cash used for capital expenditures in 1997 included $2.0 million of equipment for the Company's new distribution facility. In 1997, the Company exchanged a non-interest bearing purchase money promissory note discounted to $4.4 million for land and buildings in North Carolina to be used for a new distribution facility.

Net cash provided by (used in) financing activities was $10.5 million, ($6.6 million) and ($4.9 million) for 1998, 1997 and 1996, respectively. In 1998, cash was primarily provided by proceeds received under a four year credit agreement with a bank and short-term borrowings under lines of credit with banks. Cash was used primarily for acquisition of shares of the Company's common stock aggregating $7.3 million, $5.9 million and $4.3 million in 1998, 1997 and 1996, respectively, and dividend payments of $1.0 million, $0.7 million and $0.6 million in 1998, 1997 and 1996, respectively. From time to time, the Company has acquired shares of its common stock pursuant to a plan approved by the Board of Directors in 1987. The Company will generally undertake such purchases if management believes that the prevailing market price for its common stock does not adequately reflect the intrinsic value of the Company's business. All shares purchased in 1998, 1997 and 1996, were placed in treasury. The shares purchased were predominantly from employees who held shares issued pursuant to the Company's stock option plans, with the balance through open market purchases. As of December 31, 1998, the Company was authorized to purchase up to 51,771 additional shares based on the existing Board authorization.

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

Year 2000 Conversion
--------------------

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

The Company's efforts to identify and address issues relating to its readiness for Year 2000 have included the following: the identification phase (100% complete) consisting of computer based systems, software, third party programs and all hardware including embedded microprocessors. The assessment phase (approximately 90% complete) has focused on those applications most critical to the business including examination of all coding used for date calculations. The remediation phase (approximately 75% complete) consists of systems changes, where necessary, by replacement, modification or upgrade. The testing phase (approximately 35% complete) includes full system tests planned during the second quarter of 1999 at which time systems dates will be rolled forward on test machines to check performance and computational accuracy. All significant suppliers, customers and financial institutions, as well as all customers doing business electronically with the Company, have been contacted in order to identify potential areas of concern. It is anticipated that all of the above phases will be substantially completed by mid 1999.

The Company currently estimates that remediation costs will not exceed $1,000,000 for replacement systems, discovery tools and expenses necessary to achieve Year 2000 compliance.

Improper or inadequate remediation of Year 2000 problems by parties with whom the Company does business could adversely affect the Company's supply chain and subsequently the ability to effectively manage production and distribution activities. In addition, administrative functions essential to the day to day operations of the business could be impaired if Year 2000 remediation is not completed in a timely manner. Due to the general uncertainty inherent in the Year 2000 problem, resulting primarily from the uncertainty of the Year 2000 readiness of parties with whom the Company does business, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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

The above comments on the Year 2000 issue contain forward-looking statements relating to the Company's plans, strategies, objectives, intentions, and resources that should be read in conjunction with the following disclosure on Forward-Looking Statements.

Forward-looking Statements
--------------------------

Management's Discussion and Analysis of the Results of Operations and Financial Condition and other sections of this Annual Report include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, delays in introducing new products or failure of consumers to accept new products, actions by competitors which may result in mergers, technology improvement or new product introductions, the dependence on certain national chain drug stores, food stores and mass merchandiser relationships due to the concentration of sales generated by such chains, changes in fashion oriented color cosmetics trends, and trends in the general economy.

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

New Accounting Pronouncements
-----------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 provides guidance for accounting for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The management of the Company does not believe that the implementation of SFAS No. 133 will have a significant impact on its financial position or results of operations.

Item 7A--Market Risk Sensitive Instruments
------------------------------------------

The market risk inherent in the Company's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk
------------------

The Company's borrowings under the revolving credit agreement and short-term credit lines expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The Company believes that a hypothetical 10% change in interest rates would not have a material effect on earnings.

Foreign Exchange Risk
---------------------

The Company is subject to risk from changes in the foreign exchange rate for its foreign subsidiaries which use a foreign currency as their functional currency and is translated into U.S. dollars. Such changes result in cumulative translation adjustments which are included in shareholders' equity and in the determination of other comprehensive income. Intercompany transactions between the Company and its foreign subsidiaries are recorded by the foreign subsidiaries in their functional currency. The potential loss resulting from a hypothetical 10% adverse change in the quoted foreign currency exchange rate amounts to approximately $0.6 million. Actual results may differ.

Item 8--Financial Statements and Supplementary Data
---------------------------------------------------

See Consolidated Financial Statements and Schedule included separately herein.

Item 9--Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.

Part III
--------

Item 10--Directors and Executive Officers of the Company
--------------------------------------------------------

(a) The information required with respect to Directors is set forth under the caption "Election of Directors--Information Concerning Directors" in Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A and incorporated herein by reference.

(b) The executive officers of the Company, the positions held by them, their ages and the years in which they began to serve in the position or office held as of December 31, 1998 are as follows:

                                                                                                          YEAR IN
                                                                                                        WHICH BEGAN
                                                                                                        TO SERVE IN
                                                                                                      POSITION OR AS
NAME                                                   POSITION                            AGE       EXECUTIVE OFFICER
----                                                   --------                            ---       -----------------
Dan K. Wassong                    Chairman, President and Chief Executive Officer,
                                  Director                                                     68             1969

Charles J. Hinkaty                Vice President, President of Del Pharmaceuticals,
                                  Inc., Director                                               49             1985

Enzo J. Vialardi                  Executive Vice President, Chief Financial Officer            62             1998

William H. McMenemy               Executive Vice President of Marketing, Cosmetics
                                  Division, North America                                      52             1980

Harvey P. Alstodt                 Executive Vice President of Sales, Cosmetics
                                  Division, North America                                      59             1988

James F. Lawrence                 Group Vice President--Operations                             64             1993

Joseph Kanapka                    Senior Vice President--Scientific Affairs                    53             1996

Shawn A. Smith                    Vice President--General Counsel and Secretary                40             1996

Thomas Redder                     Vice President--Chief Information Officer                    51             1996

There is no arrangement or understanding between any executive officer and any other person pursuant to which he/she was selected as an officer. The executive officers of the Company are elected annually at the meeting of the Board of Directors immediately following the Annual Meeting of the Stockholders. No family relationship exists among any of the executive officers and directors of the Company.

During the past five years, the principal occupation and employment of each of the Company's executive officers has been his/her service in the respective position shown for him/her in the above table, except as follows:

Enzo J. Vialardi has been Executive Vice President and Chief Financial
Officer of the Company since August 1998. Prior to that time, he served as an independent consultant from January 1995 to August 1998, Chief Operating Officer of Nice-Pak Products, Inc. from April 1993 to December 1994 and Senior Vice President at Del Laboratories, Inc. from September 1991 to March 1993.

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

Shawn A. Smith has been Vice President-General Counsel of the Company since August 1996 and Secretary of the Company since March 1998. From 1988 through 1995, she served as Secretary and Corporate Counsel of Data Switch Corporation.

Thomas Redder has served as Vice President-Chief Information Officer of the Company since February 1996. From 1986 through 1995, he was employed by Newsday as Vice President, Information Systems.

Item 11--Executive Compensation
-------------------------------

The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The information required is set forth under the captions "Securities
Ownership of Certain Beneficial Owners" and "Election of Directors--Information Concerning Directors" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 13--Certain Relationships and Related Transactions
-------------------------------------------------------

The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Part IV
-------

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

a)  Documents filed as part of this report:

      (1) and (2) See Consolidated Financial Statements and Schedule included herein.

      (3) Exhibit Index


Item No.  Item Title   Exhibit No.                       Description
--------  ----------   -----------                       -----------
3    Articles of       3.1(a)      Restated Certificate of Incorporation as filed with the Delaware Secretary of State
     Incorporation                 on March 29, 1996.
     and By-Laws

                       3.2(b)      Certificate of Amendment filed with the Delaware Secretary of State on June 4, 1996.

                       3.3(c)      By-Laws as amended through December 14, 1995.

10   Material         10.1(c)      Employee Pension Plan, effective January 1, 1989 (amended and restated).*
     Contracts

                      10.2(d)      Employee's Stock Ownership Plan, effective January 1, 1989.*

                      10.3(e)      Amendment No. 1 to Employee's Stock Ownership Plan.*

                      10.4(c)      Amendment No. 2 to Employee's Stock Ownership Plan.*

                      10.5(e)      1984 Stock Option Plan, as amended to date.*

                      10.6(f)      1994 Stock Plan.*

                      10.7(f)      Annual Incentive Plan.*

                      10.8(e)      Loan Agreement with Dan K. Wassong, dated as of August 22, 1984 and related promissory notes.

                      10.9(c)      Loan Agreement with Dan K. Wassong, dated as of April 9, 1988.

                      10.10(g)     Loan Agreement with Dan K. Wassong, dated as of November 14, 1990.

                      10.11(c)     401(k) Plan effective January 1, 1989(amended and restated).*

                      10.12(c)     Supplemental Executive Retirement Plan(amended and restated).*

                      10.13(o)     Amendment effective January 1, 1997 to Supplemental Executive Retirement Plan.*

                      10.14(h)     Employment Agreement with Dan K. Wassong, dated as of November 13, 1992.*

                      10.15(c)     Amendment to Employment Agreement with Dan K. Wassong, dated March 21, 1994.*

                      10.16        Amendment No. 2 to Employment Agreement with Dan K. Wassong, dated March 31, 1997.*

                      10.17(i)     Loan Agreement dated as of May 26, 1993 with Jackson National Life Insurance Company and
                                   Jackson National Life Insurance Company of Michigan.


* Constitutes a "management contract or compensatory plan or arrangement" required to be filed pursuant to Item 14 (c) of the Form 10-K.


Item No.  Item Title   Exhibit No.                       Description
--------  ----------   -----------                       -----------
                      10.18(e)     Employment Agreement with Charles J. Hinkaty, as amended.*

                      10.19(l)     Amendment to Employment Agreement with Charles J. Hinkaty, dated April 22, 1996.*

                      10.20(e)     Employment Agreement with Harvey P. Alstodt, as amended.*

                      10.21(m)     Amendment to Employment Agreement with Harvey P. Alstodt, dated April 22, 1996.*

                      10.22        Amendment to Employment Agreement with Harvey P. Alstodt dated December 30, 1997.*

                      10.23(e)     Employment Agreement with William H. McMenemy, as amended.*

                      10.24(n)     Amendment to Employment Agreement with William H. McMenemy, dated April 22, 1996.*

                      10.25(e)     Life Insurance Agreement with Robert H. Haines, as trustee, dated as of February 18, 1993.*

                      10.26(k)     Lease between Registrant and Coliseum Towers Associates.

                      10.27(k)     Purchase Money Promissory Note with Carver Boat Corporation.

                      10.28        Amendment to Loan Agreement, dated March 31, 1997, to the Loan Agreement, dated May 26, 1993 with Jackson National Life Insurance Company and Jackson National Life Insurance Company of
                                   Michigan.

                      10.29        Employment Agreement with Enzo Vialardi, dated December 30, 1998.*

                      10.30        Employment Agreement with James Lawrence, dated March 1993.*

                      10.31        Amendment to Employment Agreement with James Lawrence, dated July 12, 1995.*

                      10.31        Second Amendment and Employment Agreement with James Lawrence, dated March 31, 1998.*

                      10.32        Amendment No. 3 to Supplemental Executive Retirement Plan.*

                      10.33        Loan Agreement with Chase Manhattan Bank.

21   Subsidiaries     21.1(j)      Listing of Subsidiaries.
     of Registrant

23   Consents of      23.1         Consent of KPMG LLP dated March 26, 1999.
     Experts and
     Counsel



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



DEL LABORATORIES, INC.
(Registrant)

By    /s/ Dan K. Wassong                                         March 26, 1999
      ----------------------------------------------
      Dan K. Wassong, Chairman, President & Chief Executive Officer



    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



By       /s/ Dan K. Wassong
      -------------------------                                March 26, 1999
           Dan K. Wassong, Chairman, President & Chief Executive
                           Officer (Principal Executive Officer)

By       /s/ Charles Hinkaty
      -------------------------                                March 26, 1999
           Charles Hinkaty, Director, Vice President

By      /s/ Martin E. Revson
      -------------------------                                March 26, 1999
          Martin E. Revson, Director

By       /s/ Jack Futterman
      -------------------------                                March 26, 1999
           Jack Futterman, Director

By      /s/ Robert A. Kavesh
      -------------------------                                March 26, 1999
          Robert A. Kavesh, Director

By        /s/ Steven Kotler
      -------------------------                                March 26, 1999
            Steven Kotler, Director

By      /s/ George Lindemann
      -------------------------                                March 26, 1999
          George Lindemann, Director

By      /s/ Marcella Maxwell
      -------------------------                                March 26, 1999
          Marcella Maxwell, Director

By      /s/ Enzo J. Vialardi
      -------------------------                                March 26, 1999
          Enzo J. Vialardi, Executive Vice President,
                            Chief Financial Officer

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule

Independent Auditors' Report                                                              F-2

Financial Statements:

  Consolidated Balance Sheets as of December 31, 1998 and 1997                            F-3

  Consolidated Statements of Earnings for the years ended December 31, 1998, 1997
    and 1996                                                                              F-4

  Consolidated Statements of Cash Flows for the years ended December 31, 1998,
    1997 and 1996                                                                         F-5

  Consolidated Statements of Shareholders' Equity for the years ended December 31,
    1998, 1997 and 1996                                                                   F-6

  Notes to Consolidated Financial Statements                                              F-7

Schedule:

II  Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997
    and 1996                                                                             F-29

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Laboratories, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           KPMG LLP

Melville, New York
February 19, 1999

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                     ASSETS                                               1998           1997
                                     ------                                           -------------  -------------
Current assets:
  Cash and cash equivalents                                                           $   3,730,557  $  14,978,616
  Accounts receivable, less allowance for doubtful accounts of $1,300,000 in 1998
    and 1997                                                                             47,115,818     30,708,083
  Inventories                                                                            55,619,832     47,687,154
  Deferred income taxes, net                                                              3,649,565      2,126,565
  Prepaid expenses and other current assets                                               2,975,378      1,858,368
                                                                                      -------------  -------------
        Total current assets                                                            113,091,150     97,358,786
                                                                                      -------------  -------------
Property, plant and equipment, at cost                                                   57,178,427     54,489,263
Less accumulated depreciation and amortization                                          (19,263,190)   (18,097,510)
                                                                                      -------------  -------------
  Net property, plant and equipment                                                      37,915,237     36,391,753
Intangibles arising from acquisitions, net                                               18,449,664      8,143,875
Other assets                                                                              8,017,854      7,419,272
                                                                                      -------------  -------------
        Total assets                                                                  $ 177,473,905  $ 149,313,686
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Notes payable to bank                                                               $   3,500,000  $     -
  Current portion of long-term debt                                                         485,610        496,313
  Accounts payable                                                                       35,781,224     28,501,167
  Accrued liabilities                                                                    10,023,943     13,967,459
  Income taxes payable                                                                      572,109        817,753
                                                                                      -------------  -------------
        Total current liabilities                                                        50,362,886     43,782,692
Long-term pension liability, less current portion                                         7,895,044      5,801,308
Deferred income taxes, net                                                                  718,500      1,320,500
Long-term debt, less current portion                                                     59,400,401     43,879,464
                                                                                      -------------  -------------
        Total liabilities                                                               118,376,831     94,783,964
                                                                                      -------------  -------------
                                                                                      -------------  -------------

Shareholders' equity:
  Preferred stock $.01 par value, authorized 1,000,000 shares; no shares issued             -              -
  Common stock $1 par value, authorized 10,000,000 shares; issued 10,000,000
    shares                                                                               10,000,000     10,000,000
  Additional paid-in capital                                                              1,850,617        699,000
  Accumulated other comprehensive income                                                 (1,465,750)      (819,146)
  Retained earnings                                                                      81,203,670     71,187,777
                                                                                      -------------  -------------
                                                                                         91,588,537     81,067,631
  Less: Treasury stock at cost, 2,490,823 shares in 1998 and 2,378,063 shares in
    1997                                                                                (31,097,213)   (24,990,659)
  Receivables for stock options exercised                                                (1,394,250)    (1,547,250)
                                                                                      -------------  -------------
        Total shareholders' equity                                                       59,097,074     54,529,722
                                                                                      -------------  -------------
        Total liabilities and shareholders' equity                                    $ 177,473,905  $ 149,313,686
                                                                                      -------------  -------------
                                                                                      -------------  -------------

The accompanying notes are an integral part of the consolidated financial statements.


                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  Years Ended December 31, 1998, 1997 and 1996

                                                                       1998            1997            1996
                                                                  --------------  --------------  --------------
Net sales                                                         $  274,861,637  $  263,010,452  $  232,951,382
Cost of goods sold                                                   115,809,582     101,089,472      97,520,017
Selling and administrative expenses                                  136,158,135     136,668,570     116,426,276
                                                                  --------------  --------------  --------------
  Operating income                                                    22,893,920      25,252,410      19,005,089

Interest expense                                                       4,655,016       3,998,057       3,803,218
Interest income                                                         (222,040)       (623,287)       (521,067)
                                                                  --------------  --------------  --------------
Interest expense, net                                                  4,432,976       3,374,770       3,282,151
                                                                  --------------  --------------  --------------
Earnings before income taxes                                          18,460,944      21,877,640      15,722,938
Income taxes                                                           7,384,000       8,751,000       6,445,000
                                                                  --------------  --------------  --------------
  Net earnings                                                    $   11,076,944  $   13,126,640  $    9,277,938
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Earnings per common share:
  Basic                                                           $         1.46  $         1.73  $         1.25
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Diluted                                                         $         1.36  $         1.59  $         1.14
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average common shares outstanding:
  Basic                                                                7,581,000       7,593,000       7,449,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Diluted                                                              8,126,000       8,250,000       8,157,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

The accompanying notes are an integral part of the consolidated financial statements.


                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Cash flows from operating activities:
Net earnings                                                          $  11,076,944  $  13,126,640  $   9,277,938
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                             6,393,597      5,819,437      6,301,831
Deferred income taxes                                                    (2,062,000)       269,125     (1,437,053)
Provision for doubtful accounts                                             174,000         65,000         40,000
Other non-cash operating items                                             (131,975)        67,679         85,661
Changes in operating assets and liabilities:
  Accounts receivable                                                   (16,581,735)         8,511     (6,195,412)
  Inventories                                                            (6,718,080)   (13,899,407)     3,290,162
  Prepaid expenses and other current assets                              (1,117,010)       (54,611)      (557,536)
  Other assets and other liabilities                                      1,326,292     (1,992,349)     2,216,167
  Accounts payable                                                        6,966,581     11,109,182      2,190,641
  Accrued liabilities                                                    (3,943,516)      (927,171)       399,906
  Income taxes payable                                                    2,088,944      4,259,815        617,136
                                                                      -------------  -------------  -------------
    Net cash (used) provided by operating activities                     (2,527,958)    17,851,851     16,229,441
                                                                      -------------  -------------  -------------
Cash flows used in investing activities:
  Purchase of intangibles and other assets                              (11,964,598)       -              -
  Property, plant and equipment additions                                (7,223,537)   (10,827,246)    (5,327,085)
                                                                      -------------  -------------  -------------
    Net cash used in investing activities                               (19,188,135)   (10,827,246)    (5,327,085)
                                                                      -------------  -------------  -------------
Cash flows provided by (used in) financing activities:
  Proceeds from borrowings                                               19,250,000        -              -
  Principal payments of long-term debt                                     (487,076)      (219,572)       (70,395)
  Exercise of stock options                                                  38,203        264,507          4,393
  Decrease in receivables for stock options exercised                        13,000         15,672         18,344
  Acquisition of treasury stock                                          (7,323,295)    (5,875,068)    (4,313,371)
  Dividends paid                                                           (996,911)      (740,308)      (584,054)
  Other financing activities                                                 (4,434)       -               (4,500)
                                                                      -------------  -------------  -------------
    Net cash provided by (used in) financing activities                  10,489,487     (6,554,769)    (4,949,583)
                                                                      -------------  -------------  -------------
Effect of exchange rate changes on cash                                     (21,453)        (7,167)          (201)
                                                                      -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents                    (11,248,059)       462,669      5,952,572
Cash and cash equivalents at beginning of year                           14,978,616     14,515,947      8,563,375
                                                                      -------------  -------------  -------------
Cash and cash equivalents at end of year                              $   3,730,557  $  14,978,616  $  14,515,947
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

The accompanying notes are an integral part of the consolidated financial statements.


                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997 and 1996

                                      ADDITIONAL  ACCUMULATED OTHER                              RECEIVABLES FOR
                           COMMON      PAID-IN      COMPREHENSIVE      RETAINED      TREASURY     STOCK OPTIONS    SHAREHOLDERS'
                            STOCK      CAPITAL         INCOME          EARNINGS       STOCK         EXERCISED         EQUITY
                         -----------  ----------  -----------------   -----------  ------------  ---------------   -------------
Balances at December
  31, 1995               $ 8,784,514  $2,831,970     $  (492,831)     $52,659,920  $(23,867,674)   $(1,894,664)    $ 38,021,235
Issuance of treasury
  stock upon exercise
  of stock options
  (385,575 shares)            -        (842,938 )        -                 -          3,118,273        -              2,275,335
Purchase of treasury
  stock (313,452
  shares)                     -           -              -                 -         (6,584,313)       -             (6,584,313)
Income tax benefit
  arising from stock
  options exercised           -       2,336,599          -                 -             -             -              2,336,599
Repayment of
  receivables                 -           -              -                 -             -             158,344          158,344
Dividends declared
  ($.105 per share)           -           -              -               (584,400)       -             -               (584,400)
Net earnings                  -           -              -              9,277,938        -             -                -
Foreign currency
  translation
  adjustment                  -           -              (54,197)          -             -             -                -
  Total comprehensive
    income                    -           -              -                 -             -             -              9,223,741
Cash paid for
  fractional shares           -          (4,500 )                          -             -             -                 (4,500)
                         -----------  ----------  -----------------   -----------  ------------  ---------------   -------------
Balances at December
  31, 1996                 8,784,514  4,321,131         (547,028)      61,353,458   (27,333,714)    (1,736,320)      44,842,041
Issuance of treasury
  stock upon exercise
  of stock options
  (347,633 shares)            -        (592,898 )        -                 -          3,282,807        -              2,689,909
Purchase of treasury
  stock (276,638
  shares)                     -           -              -                 -         (8,370,111)       -             (8,370,111)
Income tax benefit
  arising from stock
  options exercised           -       3,118,206          -                 -             -             -              3,118,206
Repayment of
  receivables                 -           -              -                 -             -             189,070          189,070
Dividends declared
  ($.14 per share)            -           -              -               (793,915)       -             -               (793,915)
Four-for-three stock
  split (note 1(k))        1,215,486  (6,147,439)        -             (2,498,406)    7,430,359        -                -
Net earnings                  -           -              -             13,126,640        -             -                -
Foreign currency
  translation
  adjustment                  -           -             (272,118)          -             -             -                -
  Total comprehensive
    income                    -           -              -                 -             -             -             12,854,522
                         -----------  ----------  -----------------   -----------  ------------  ---------------   -------------
Balances at December
  31, 1997                10,000,000    699,000         (819,146)      71,187,777   (24,990,659)    (1,547,250)      54,529,722
Issuance of treasury
  stock upon exercise
  of stock options
  (242,168 shares)            -       (1,178,537)        -                 -          2,686,943        -              1,508,406
Purchase of treasury
  stock (354,928
  shares)                     -           -              -                 -         (8,793,497)       -             (8,793,497)
Income tax benefit
  arising from stock
  options exercised           -       2,334,588          -                 -             -             -              2,334,588
Repayment of
  receivables                 -           -              -                 -             -             153,000          153,000
Dividends declared
  ($.14 per share)            -           -              -             (1,061,051)       -             -             (1,061,051)
Four-for-three stock
  split-cash in lieu of
  fractional shares           -          (4,434 )        -                 -             -             -                 (4,434)
Net earnings                  -           -              -             11,076,944        -             -                -
Foreign currency
  translation
  adjustment                  -           -             (540,742)          -             -             -                -
Minimum pension
  liability
  adjustment                  -           -             (105,862)          -             -             -                -
  Total comprehensive
    income                    -           -              -                 -             -             -             10,430,340
                         -----------  ----------  -----------------   -----------  ------------  ---------------   -------------
Balances at December
  31, 1998               $10,000,000  $1,850,617     $(1,465,750)     $81,203,670  $(31,097,213)   $(1,394,250)    $ 59,097,074
                         -----------  ----------  -----------------   -----------  ------------  ---------------   -------------
                         -----------  ----------  -----------------   -----------  ------------  ---------------   -------------

The accompanying notes are an integral part of the consolidated financial statements.


                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1) Summary of Accounting Policies
    ------------------------------

    (a) Description of Business
        -----------------------

Del Laboratories, Inc. and subsidiaries (the Company) is a manufacturer and distributor of cosmetics and proprietary pharmaceuticals. The principal products in the cosmetics segment are nail care, nail color, color cosmetics, beauty implements, personal care products and other related cosmetic items. The principal products in the pharmaceutical segment are of a proprietary nature and range from oral analgesics to acne treatment products and first aid products.

    (b) Principles of Consolidation
        ---------------------------

The consolidated financial statements of the Company include the accounts of all wholly-owned domestic and foreign subsidiaries. The net assets and results of foreign operations are not significant to the consolidated financial statements. The accounts of foreign subsidiaries are translated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." As such, balance sheet accounts are translated at the exchange rate as of December 31, of each year and income statement accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in other income. All intercompany accounts and transactions have been eliminated in consolidation.

    (c) Cash and Cash Equivalents
        -------------------------

Cash and cash equivalents include deposits in banks, short term commercial paper, United States Treasury bills and money market funds with an initial term of less than three months. Cash equivalents were $695,000 and $14,181,000 as of December 31, 1998 and 1997, respectively. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

    (e) Inventories
        -----------

Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The components of inventories are as follows:

                                                                     1998           1997
                                                                 -------------  -------------
Raw materials                                                    $  26,911,795  $  22,563,304
Work in process                                                      6,247,489      4,325,842
Finished goods                                                      22,460,548     20,798,008
                                                                 -------------  -------------
                                                                 $  55,619,832  $  47,687,154
                                                                 -------------  -------------
                                                                 -------------  -------------

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

    (f) Property, Plant and Equipment
        -----------------------------

The Company provides for depreciation on the straight-line method over the estimated useful lives of the assets. The range of estimated lives applicable to the assets are as follows:

Building and building improvements                            10 to 50 years
Machinery and equipment                                        3 to 15 years
Furniture and fixtures                                         3 to 10 years

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

    (h) Research and Development
        ------------------------

The Company has expended $4,927,000, $5,038,000 and $4,559,000 during 1998,
1997 and 1996, respectively, for research and development relating to the development of new products, clinical and regulatory affairs, and quality control/assurance of the Company's product lines. All costs associated with research and development are expensed as incurred and included in selling and administrative expenses in the accompanying consolidated statements of earnings.

    (i) Advertising Costs
        -----------------

Advertising costs are expensed as incurred. Advertising expenses were approximately $31,000,000, $33,000,000 and $27,000,000 in 1998, 1997 and 1996,
respectively.

    (j) Earnings Per Share
        ------------------

Earnings per share is computed in accordance with the provisions of SFAS No. 128, "Earnings per Share," which was effective for the Company as of December 31, 1997. As required by SFAS No. 128, earnings per share for all prior periods presented have been restated. Basic earnings per share is computed by dividing income available to common shareholders (which for the Company equals its recorded net income) by the weighted average number of common shares outstanding during the period. For the years ended December 31, 1998, 1997 and 1996, the weighted average number of common shares outstanding was 7,581,000, 7,593,000 and 7,449,000, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock. For the years ended December 31, 1998, 1997 and 1996, the weighted average number of shares of diluted common stock outstanding was 8,126,000, 8,250,000 and 8,157,000, respectively.

    (k) Stock Splits
        ------------

On February 6, 1998, the Company's Board of Directors approved a four-for-three common stock split to be distributed in the form of a stock dividend. As a result, 1,908,377 shares were issued on March 10, 1998 to shareholders of record on February 20, 1998, of which 692,891 shares represented treasury stock of the Company. Accordingly, the effect of the four-for-three stock split has been reflected on the consolidated balance sheet and consolidated statement of shareholders' equity as of December 31, 1997. In addition, all references to number of shares, per share amounts and stock option data, excluding share and per share amounts reflected on the consolidated statement of shareholders' equity for the years ended December 31, 1997 and 1996, have been restated. In connection with the stock dividend, treasury stock was reduced by $7,430,359, with a corresponding reduction in retained earnings of $2,498,406 and a reduction in additional paid-in-capital of $6,147,439 as of December 31, 1997.

On October 29, 1996, the Company's Board of Directors approved a four-for-three split of the Company's common stock which was effective November 8, 1996 in the form of a stock dividend. All share, per share and conversion amounts relating to common stock and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    (l) Stock Option Plan
        -----------------

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

    (m) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
        -----------------------------------------------------------------------

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 on January 1, 1996 gave rise to a charge to income of $2,775,000 (note 4) in the year ended December 31, 1996.

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

(2) Supplemental Cash Flow Information
    ----------------------------------

The following is supplemental information relating to the consolidated statements of cash flows:

                                                                 1998          1997          1996
                                                             ------------  ------------  ------------
Cash transactions:
Interest                                                     $  4,591,000  $  3,805,000  $  3,804,000
                                                             ------------  ------------  ------------
                                                             ------------  ------------  ------------
Income taxes                                                 $  7,630,000  $  4,171,000  $  7,173,000
                                                             ------------  ------------  ------------
                                                             ------------  ------------  ------------
Non-cash transactions:
Income tax benefit arising from stock options exercised      $  2,335,000  $  3,118,000  $  2,337,000
                                                             ------------  ------------  ------------
                                                             ------------  ------------  ------------
Purchase of North Carolina property                                -       $  4,403,000        -
                                                             ------------  ------------  ------------
                                                             ------------  ------------  ------------
Shares tendered to exercise stock options                    $  1,470,000  $  2,495,000  $  2,271,000
                                                             ------------  ------------  ------------
                                                             ------------  ------------  ------------

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(3) Property, Plant and Equipment
    -----------------------------

The components of property, plant and equipment, at cost, are as follows:

                                                                                      1998           1997
                                                                                  -------------  -------------
Land                                                                              $   2,829,295  $   2,790,479
Building & building improvements                                                     17,175,319     16,982,845
Machinery & equipment                                                                30,031,476     29,569,208
Furniture & fixtures                                                                  7,142,337      5,146,731
                                                                                  -------------  -------------
                                                                                  $  57,178,427  $  54,489,263
                                                                                  -------------  -------------
                                                                                  -------------  -------------

Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $5,700,053, $5,466,462 and $5,539,631, respectively.

In 1997, the Company purchased for $4,678,000 land and buildings in North Carolina to be used as a warehouse and distribution center, which replaced the Company's leased facility in Huntington, New York.

(4) Impairment of Long-Lived Assets
    -------------------------------

In the fourth quarter of 1996 the Company concluded that the recoverability of the carrying value of long-lived assets associated with its Naturistics brand of bath & body care and its Propa pH brand, was impaired. The initial non-cash charge upon the adoption of SFAS No. 121 was $2,775,000 ($1,842,000 after tax or $.25 basic earnings per common share and $.23 diluted earnings per common share), which included $2,275,000 of tools, dies, molds and displays associated with the Naturistics brand of bath & body care and $500,000 of goodwill associated with Propa pH. Of the $2,775,000 non-cash charges, $902,000 was charged to cost of sales, while $1,873,000 was charged to selling and administrative expenses. During 1998 and 1997, purchases for Naturistics bath & body care, tools, dies, molds and displays of $732,000 and $725,000, respectively, were charged to cost of sales, and $710,000 and $2,861,000, respectively, were charged to selling and administrative expenses.

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

(5) Intangibles Arising from Acquisitions
    -------------------------------------

Intangibles represent the excess of the purchase prices paid for companies and product lines over amounts assigned to net tangible assets. Total intangibles related to acquisitions prior to 1971 amount to $6,660,000, of which $378,000 was written off in 1995 due to a diminution in value. The remaining $6,282,000 has been determined to be recoverable under the provisions of SFAS No. 121, therefore, no amortization has been provided for this amount. The portion of intangibles, $3,350,000, acquired in 1980, attributable to Propa pH, had been amortized using the straight-line method over 30 years. In 1996, the Company reduced the carrying value of goodwill associated with the Propa pH brand by $500,000, which is included in amortization expense, and accelerated amortization of the remaining net book value ($1,015,000 at December 31, 1996) over a five-year period. The trademarks acquired in 1984, $3,000,000, are being amortized using the straight-line method over 20 years. In 1998, the Company acquired the intellectual property rights and other assets of the Corn Silk brand of facial make-up for approximately $10.9 million and $1.0 million in cash, respectively. The intellectual property rights are being amortized over 20 years.

Accumulated amortization amounted to $5,559,773, $4,866,229 and $4,513,254 at December 31, 1998, 1997 and 1996, respectively. Amortization expense amounted to $693,544, $352,975 and $762,200 for the years ended December 31, 1998,
1997 and 1996, respectively.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(6) Income Taxes
    ------------
    The components of income tax expense (benefit) are as follows:

1998                                                          Federal        State        Foreign       Total
----                                                        ------------  ------------  -----------  ------------
Current tax                                                 $  8,107,000  $  1,011,000  $   328,000  $  9,446,000
Deferred tax                                                  (1,780,000)     (282,000)      -         (2,062,000)
                                                            ------------  ------------  -----------  ------------
                                                            $  6,327,000  $    729,000  $   328,000  $  7,384,000
                                                            ------------  ------------  -----------  ------------
                                                            ------------  ------------  -----------  ------------
1997
----
Current tax                                                 $  7,206,000  $    988,000  $   288,000  $  8,482,000
Deferred tax                                                     241,000        28,000       -            269,000
                                                            ------------  ------------  -----------  ------------
                                                            $  7,447,000  $  1,016,000  $   288,000  $  8,751,000
                                                            ------------  ------------  -----------  ------------
                                                            ------------  ------------  -----------  ------------
1996
----
Current tax                                                 $  7,102,000  $    706,000  $    74,000  $  7,882,000
Deferred tax                                                  (1,295,000)     (142,000)      -         (1,437,000)
                                                            ------------  ------------  -----------  ------------
                                                            $  5,807,000  $    564,000  $    74,000  $  6,445,000
                                                            ------------  ------------  -----------  ------------
                                                            ------------  ------------  -----------  ------------

In the fourth quarter of 1998, the Company revised its 1998 projected effective tax rate from 41% to 40% resulting in an additional tax benefit of $180,000. Total income tax expense differed from the statutory United States Federal income tax rate of 35% for the years ended December 31, 1998 and 1997 and 34% for the year ended December 31, 1996 of earnings before income taxes as a result of the following items:

                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Tax provision at statutory rate                                           $  6,461,000  $  7,658,000  $  5,425,000
Increases in taxes resulting from:
State income taxes, net of Federal income tax benefit                          474,000       661,000       373,000
Amortization of intangibles                                                    225,000       225,000       208,000
Other, net                                                                     224,000       207,000       439,000
                                                                          ------------  ------------  ------------
Actual provision for income taxes                                         $  7,384,000  $  8,751,000  $  6,445,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

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

                                                                                          1998           1997
                                                                                      -------------  -------------
Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful accounts             $     470,000  $     470,000
  Supplemental Executive Retirement Plan (SERP) expense, principally due to
    accrual for financial statement purposes                                              1,291,000        988,000
  Inventory, principally due to reserves                                                  2,442,000      1,294,000
  Pension accrual for financial reporting purposes                                        1,233,000        763,000
  Sales discounts and returns, coupon redemptions and other                               1,043,000        684,000
                                                                                      -------------  -------------
Total gross deferred tax assets                                                           6,479,000      4,199,000
Less valuation allowance                                                                    -              -
                                                                                      -------------  -------------
Net deferred tax assets                                                                   6,479,000      4,199,000
                                                                                      -------------  -------------
Deferred tax liabilities:
  Property, plant and equipment, principally due to differences in depreciation
    methods                                                                              (3,243,000)    (2,923,000)
  Other                                                                                    (305,000)      (470,000)
                                                                                      -------------  -------------
Total gross deferred tax liabilities                                                     (3,548,000)    (3,393,000)
                                                                                      -------------  -------------
Net deferred tax asset                                                                $   2,931,000  $     806,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

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

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(7) Debt
    ----

                                                                     1998           1997
                                                                 -------------  -------------
Maturing within one year
------------------------
Current portion of long-term debt                                $     485,610  $     496,313
Notes payable under lines of credit                                  3,500,000        -
                                                                 -------------  -------------
                                                                 $   3,985,610  $     496,313
                                                                 -------------  -------------
                                                                 -------------  -------------

Long-term debt
--------------
9.5% senior notes                                                $  40,000,000  $  40,000,000
Notes payable under revolving credit agreement                      15,750,000        -
Purchase money promissory note                                       4,136,011      4,375,777
                                                                 -------------  -------------
                                                                 $  59,886,011  $  44,375,777
Less current portion                                                   485,610        496,313
                                                                 -------------  -------------
                                                                 $  59,400,401  $  43,879,464
                                                                 -------------  -------------
                                                                 -------------  -------------

The senior notes, as amended, require annual principal repayments of $8,000,000 beginning May 31, 2001 through May 31, 2005. The terms of the agreement include covenants which provide, among other things, for the maintenance of certain financial covenants and ratios relating to consolidated net worth and working capital, as well as restrictions on cash dividends and certain other expenditures. During 1997, this agreement was amended, which increased the limit on amounts available for dividends and the repurchase of treasury stock. At December 31, 1998, amounts available for dividends and the repurchase of treasury stock was approximately $4,276,000. The Company was in compliance with all covenants at December 31, 1998.

In conjunction with the 1997 purchase of land and buildings in North
Carolina (note 3), the Company issued a non-interest bearing purchase money promissory note to the seller of the property for $5,225,000 which is collateralized by the land and buildings in North Carolina. The Company recorded the note payable at its present value using an interest rate of 7.3% which approximated the Company's incremental borrowing rate. Interest expense is being recognized over the term of the note based upon the effective yield method. The repayment terms of the note include $1,375,000 to be repaid over three years ($225,000 in 1997, $525,000 in 1998, $500,000 in 1999 and $125,000 in 2000) and
a single lump sum payment of $3,850,000 due on May 15, 2000.

In December 1998, the Company entered into a four year credit agreement with a bank providing a $20,000,000 revolving credit facility which expires in 2002. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR, prime or federal funds rates. The terms of the agreement include a commitment fee based on unutilized amounts, and covenants which provide, among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, as well as restrictions on cash dividends and certain other expenditures. No compensating balances are required. The Company was in compliance with all covenants at December 31, 1998. The weighted-average interest rate at December 31, 1998 was 6.5%.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1998, including amounts outstanding under the revolving credit agreement, are as follows: 1999, $500,000; 2000, $3,975,000; 2001, $8,000,000; 2002, $23,750,000; and 2003, $8,000,000.

(8) Financing Arrangements
    ----------------------

At December 31, 1998, the Company had arrangements with banks providing $17,500,000 of lines of credit. These lines, which are renewable annually, are currently in force and are expected to be renewed at their respective expiration dates. Borrowings under these lines at December 31, 1998 were $3,500,000 and were refinanced in January 1999 under the four year revolving credit facility. There were no borrowings under these lines during the years ended December 31, 1997 and 1996. No compensating balances are required for these lines or for drawings thereunder and there are no restrictive covenants.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(9) Employee Retirement Plans
    -------------------------

    (a) Pension Plans
        -------------

The Company maintains two non-contributory defined benefit pension plans covering all U.S. eligible employees. The Del Non-Union Plan formula is based on years of service and the employee's compensation during the five years before retirement. The Del LaCross Union Plan formula is based on years of service. The Company made contributions to these plans of $519,000, $606,000 and $586,000 for the years 1998, 1997 and 1996. Assets held by these plans consist of cash and cash equivalents, fixed income securities, consisting of U.S. government and corporate bonds, and common stocks. The Company also has a defined benefit supplemental executive retirement plan (SERP) for certain of its executives. The SERP is a non-qualified plan under the Internal Revenue Code. The plan assets of the SERP, which were approximately $2,105,000 and $1,710,000 as of December 31, 1998 and 1997, are considered assets of the Company and, as such, are included in other assets on the accompanying consolidated balance sheets. The assets of the SERP, which consist of cash and cash equivalents and U.S. government bonds, are held-to-maturity securities and, as such, are carried at cost plus accrued interest. The Company made contributions to the SERP of $265,000 and $750,000 in 1998 and 1997, respectively.

Total pension expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $1,736,000, $1,826,000 and $1,587,000, respectively. The change in benefit obligation, change in plan assets and funded status as of December 31, 1998 and 1997 and components of net periodic cost for the years ended December 31, 1998, 1997 and 1996 of the Company's domestic plans are set forth in the following tables:

                                                                                          1998
                                                                       ------------------------------------------
                                                                         Del Non-     Del LaCross
                                                                        Union Plan     Union Plan       SERP
                                                                       -------------  ------------  -------------
Change in benefit obligation:
  Benefit obligation at the beginning of the year                      $  14,271,480  $  1,044,667  $   3,475,818
  Service cost                                                               963,336        21,418         49,694
  Interest cost                                                              996,031        71,603        316,291
  Plan amendments                                                            -               9,786        938,546
  Actuarial loss                                                             729,738        21,816        275,327
  Benefits paid                                                             (565,854)      (59,633)        (7,790)
                                                                       -------------  ------------  -------------
  Benefit obligation at the end of the year                               16,394,731     1,109,657      5,047,886
                                                                       -------------  ------------  -------------

Change in plan assets:
  Fair value of assets at the beginning of the year                    $  12,190,109  $    508,921        -
  Actual return on plan assets                                             2,478,540        19,748        -
  Employer contributions                                                     468,750        50,000        -
  Benefits paid                                                             (565,854)      (59,633)       -
                                                                       -------------  ------------  -------------
  Fair value of assets at the end of the year                             14,571,545       519,036        -
                                                                       -------------  ------------  -------------
  Funded status                                                        $  (1,823,186) $   (590,621) $  (5,047,886)
  Unrecognized transition (assets) obligation                               (252,241)       74,329        -
  Unamortized prior service cost                                             429,727        53,233      1,826,539
  Unrecognized net actuarial (gain) loss                                    (908,745)      168,862        119,813
                                                                       -------------  ------------  -------------
  Net amount recognized                                                $  (2,554,445) $   (294,197) $  (3,101,534)
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------
Amounts recognized in the balance sheet consist of:
  Accrued benefit liability                                            $  (2,554,445) $   (590,621) $  (4,912,188)
  Intangible assets                                                          -             127,562      1,810,654
  Accumulated other comprehensive income                                     -             168,862        -
                                                                       -------------  ------------  -------------
  Net amount recognized                                                $  (2,554,445) $   (294,197) $  (3,101,534)
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

                                                                                          1997
                                                                      --------------------------------------------
                                                                         Del Non-      Del LaCross
                                                                        Union Plan     Union Plan        SERP
                                                                      --------------  -------------  -------------
Change in benefit obligation:
  Benefit obligation at the beginning of the year                     $   14,843,169  $   1,068,293  $   2,558,003
  Service cost                                                             1,020,529         22,419         46,209
  Interest cost                                                              888,092         70,859        224,367
  Plan amendments                                                            -               23,040        905,706
  Actuarial (gain)                                                        (2,000,858)       (86,454)      (258,467)
  Benefits paid                                                             (479,452)       (53,490)       -
                                                                      --------------  -------------  -------------
  Benefit obligation at the end of the year                               14,271,480      1,044,667      3,475,818
                                                                      --------------  -------------  -------------

Change in plan assets:
  Fair value of assets at the beginning of the year                   $   10,316,157  $     507,359        -
  Actual return on plan assets                                             1,784,654         18,052        -
  Employer contributions                                                     568,750         37,000        -
  Benefits paid                                                             (479,452)       (53,490)       -
                                                                      --------------  -------------  -------------
  Fair value of assets at the end of the year                             12,190,109        508,921        -
                                                                      --------------  -------------  -------------

  Funded status                                                       $   (2,081,371) $    (535,746) $  (3,475,818)
  Unrecognized transition (assets) obligation                               (314,817)        99,106        -
  Unamortized prior service cost                                             485,883         53,632      1,153,098
  Unrecognized net actuarial (gain) loss                                    (128,832)       128,616       (124,480)
                                                                      --------------  -------------  -------------
  Net amount recognized                                               $   (2,039,137) $    (254,392) $  (2,447,200)
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

  Amounts recognized in the balance sheet consist of:
  Accrued benefit obligation                                          $   (2,039,137) $    (739,072) $  (3,556,849)
  Intangible assets                                                          -              484,680      1,109,649
                                                                      --------------  -------------  -------------
  Net amount recognized                                               $   (2,039,137) $    (254,392) $  (2,447,200)
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

                                                                                          1998
                                                                      --------------------------------------------
                                                                         Del Non-      Del LaCross
                                                                        Union Plan     Union Plan        SERP
                                                                      --------------  -------------  -------------
Components of net periodic cost:
  Service cost                                                        $      963,336  $      21,418  $      48,767
  Interest cost                                                              996,031         71,603        327,482
  Expected return on plan assets                                            (968,889)       (39,994)       -
  Amortization of unrecognized transition (assets) obligations               (62,576)        24,776        -
  Recognized prior service cost                                               56,156         10,185        265,106
  Recognized net losses                                                      -                1,817         20,769
                                                                      --------------  -------------  -------------
  Net periodic cost                                                   $      984,058  $      89,805  $     662,124
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


                                                                                            1997
                                                                            -------------------------------------
                                                                              Del Non-    Del LaCross
                                                                             Union Plan   Union Plan      SERP
                                                                            ------------  -----------  ----------
Components of net periodic cost:
  Service cost                                                              $  1,020,529   $  22,419   $   53,381
  Interest cost                                                                  888,092      70,859      207,823
  Expected return on plan assets                                                (828,793)    (40,069)       -
  Amortization of unrecognized transition (assets) obligations                   (62,576)     24,776        -
  Recognized prior service cost                                                   56,156       9,206      171,251
  Recognized net losses                                                          191,386      20,789       20,769
                                                                            ------------  -----------  ----------
  Net periodic cost                                                         $  1,264,794   $ 107,980   $  453,224
                                                                            ------------  -----------  ----------
                                                                            ------------  -----------  ----------

                                                                                            1996
                                                                            -------------------------------------
                                                                              Del Non-    Del LaCross
                                                                             Union Plan   Union Plan      SERP
                                                                            ------------  -----------  ----------
Components of net periodic cost:
  Service cost                                                              $    902,914   $  22,892   $   29,339
  Interest cost                                                                  802,656      60,209      143,132
  Expected return on plan assets                                                (734,832)    (37,880)       -
  Amortization of unrecognized transition (assets) obligations                   (62,576)     24,776        -
  Recognized prior service cost                                                   56,156       6,902       88,020
  Recognized net losses                                                          252,304      12,007       21,286
                                                                            ------------  -----------  ----------
  Net periodic cost                                                         $  1,216,622   $  88,906   $  281,777
                                                                            ------------  -----------  ----------
                                                                            ------------  -----------  ----------

The weighted-average actuarial assumptions used as of December 31, 1998, 1997 and 1996 were:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Discount rates                                                        6.75%      7.00%      6.00%
Rate of compensation increase                                         5.50%      5.50%      5.50%
Expected long-term rate of return on plan assets                      9.00%      8.00%      8.00%

The Company contributes to a multi-employer pension plan for the benefit of its union employees not covered by the above plans. This plan is a defined benefit plan based on years of service. The costs recognized for the years ended December 31, 1998, 1997 and 1996 were approximately $430,000, $447,000 and
$394,000, respectively.

Effective January 1, 1991, the Company established a defined contribution plan for the benefit of its Canadian employees not covered by the above plans. The costs recognized for the years ended December 31, 1998, 1997 and 1996 were approximately $60,000, $57,000 and $54,000 in U.S. dollars, respectively.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

    (b) Employee Stock Ownership Plan
        -----------------------------

The Company has an employee stock ownership plan and related trust, covering substantially all full-time non-union employees. Under the terms of the plan, the Company may make contributions to the trust in cash, shares of Company stock or other property in amounts as may be determined by the Board of Directors. The Board of Directors authorized contributions of $525,000 and $800,000 for the years ended December 31, 1997 and 1996, respectively. At December 31, 1998 the trust held 488,000 shares of Company common stock.

    (c) Employee 401(k) Savings Plan
        ----------------------------

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing six months of service and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. No such optional contributions were made for the years ended December 31, 1998, 1997 and 1996.

(10) Shareholders' Equity
     --------------------

    (a) Stock Option Plans
        ------------------

The 1994 Stock Plan (the 1994 Plan) provides for the granting of incentive and non-incentive options and other stock-based awards. A total of 1,521,978 shares have been authorized for issuance under the 1994 Plan. At December 31, 1998, non-incentive options have been the only awards issued under the 1994 Plan. The exercise price of options granted under the 1994 Plan shall not be less than the fair market value of the common stock at the date of the grant. The Compensation Committee of the Board of Directors (the Committee) determines the persons to whom options will be granted, the prices at which options may be exercised, the vesting period and whether the options will be incentive or non-incentive. Incentive options, if granted, are exercisable for a period of up to ten years from the date of the grant. The exercise price of the shares to be purchased shall be paid either in cash, delivery (i.e., surrender) of shares of common stock owned by the optionee at the time of exercise of the option, in installments payable in cash if permitted by the Committee or in any combination of the foregoing.

Shares received by an optionee upon exercise of a non-incentive option may not be sold or otherwise disposed of for a period (restricted period) determined by the Committee upon grant of the option, which shall be not less than six months or more than three years from the date of the exercise, during which period the Company is entitled, in the event the employment of the optionee with the Company terminates, to repurchase the shares at the exercise price. Following the restricted period, the Company shall have a right of first refusal to purchase the shares at fair market value. Shares issuable upon exercise of options granted to date under the 1994 Plan are subject to a six month restricted period. At December 31, 1998, 783,139 of the 1,223,239 options outstanding were exercisable under the 1994 Plan, at a weighted-average exercise price of $13.47.

The 1984 Stock Option Plan, as amended (the 1984 Plan), provided for the granting of incentive and non-incentive options to purchase shares of the Company's common stock at prices which are not less than the fair market value of the common stock at the dates of grant. Options are exercisable as determined by

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

the Committee for a period up to ten years and one day from the date of grant. Incentive options granted to a 10% stockholder must be granted at 110% of fair market value and may be exercised up to five years from the date of grant. Payment of the exercise price of options may be made in the same manner as provided by the 1994 Plan, and shares issued upon exercise are subject to a restricted period similar to that provided under the 1994 Plan. At December 31, 1998, all 487,837 options outstanding under the 1984 Plan were exercisable at a weighted-average exercise price of $5.09. No further options will be granted under the 1984 Plan.

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

Shares outstanding, option prices and option transactions during the last three years, are summarized below:

                                                                                            1994 Stock Plan
                                                                                     -----------------------------
                                                                                                 Weighted-average
                                                                                       Shares     exercise price
                                                                                     ----------  -----------------
Outstanding December 31, 1995                                                           634,668      $   11.02
  Granted                                                                               319,243          15.76
  Exercised                                                                              (2,180)         10.73
  Forfeited                                                                              (4,469)         11.97
                                                                                     ----------
 Outstanding December 31, 1996                                                          947,262          12.61
  Granted                                                                               303,667          23.77
  Exercised                                                                             (80,311)          9.81
  Forfeited                                                                             (86,842)         18.40
                                                                                     ----------
 Outstanding December 31, 1997                                                        1,083,776          15.48
  Granted                                                                               195,055          26.06
  Exercised                                                                             (28,265)         14.05
  Forfeited                                                                             (27,327)         26.49
                                                                                     ----------
 Outstanding December 31, 1998                                                        1,223,239      $   16.71
                                                                                     ----------
                                                                                     ----------

                                                                                        1984 Stock Option Plan
                                                                                     -----------------------------
                                                                                                 Weighted-average
                                                                                       Shares     exercise price
                                                                                     ----------  -----------------
Outstanding December 31, 1995                                                         1,596,863      $  4.85
  Granted                                                                                 -              -
  Exercised                                                                            (511,920)        4.40
  Forfeited                                                                               -              -
                                                                                     ----------
Outstanding December 31, 1996                                                         1,084,943         5.06
  Granted                                                                                 -              -
  Exercised                                                                            (383,200)        4.96
  Forfeited                                                                               -              -
                                                                                     ----------
Outstanding December 31, 1997                                                           701,743         5.12
  Granted                                                                                 -              -
  Exercised                                                                            (213,903)        5.20
  Forfeited                                                                                  (3)        4.67
                                                                                     ----------
Outstanding December 31, 1998                                                           487,837      $  5.09
                                                                                     ----------
                                                                                     ----------

At December 31, 1998, a total of 1,711,076 shares of common stock were subject to outstanding options under all stock option plans.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

The Company applies APB Opinion No. 25 and interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and net earnings per share would have been reduced. The pro forma amounts are indicated below:

Year Ended December 31                                                     1998           1997           1996
---------------------------------------------------------------------  -------------  -------------  ------------
Net earnings
  As reported                                                          $  11,077,000  $  13,127,000  $  9,278,000
  Pro forma                                                            $  10,076,000  $  12,488,000  $  8,283,000
Basic net earnings per share
  As reported                                                          $        1.46  $        1.73  $       1.25
  Pro forma                                                            $        1.33  $        1.64  $       1.11
Diluted net earnings per share
  As reported                                                          $        1.36  $        1.59  $       1.14
  Pro forma                                                            $        1.24  $        1.51  $       1.02

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: dividend yields .58%, .46%, and .50%; expected lives of 5.5, 5.3 and 5.1 years; risk-free interest rates of 5.02%, 6.40% and 6.08%; and expected volatility of 39.0%, 26.6% and 25.5%. The weighted-average fair value of options granted during 1998, 1997 and 1996 were $10.21, $8.60 and $5.33, respectively.

The following table summarizes information about stock options at December 31, 1998:

                                                                         Exercisable stock
                               Outstanding stock options                      options
                    ------------------------------------------------  -----------------------
                                                                                   Weighted-
                                    Weighted-      Weighted-average                 average
     Range of                       remaining          exercise                    exercise
 exercise prices      Shares    contractual life         price          Shares       price
------------------  ----------  -----------------  -----------------  ----------  -----------
$ 0.01 to $ 4.00     135,626           2.21          $    3.05         135,626   $    3.05
$ 4.01 to $ 8.00     457,983           2.70          $    6.21         457,983   $    6.21
$ 8.01 to $12.00     168,968           3.88          $   11.41         168,305   $   11.41
$12.01 to $16.00     499,313           4.72          $   14.09         418,003   $   13.79
$16.01 to $20.00      89,745           5.40          $   18.50          29,416   $   17.83
$20.01 to $24.00     148,109           5.73          $   21.94          35,426   $   22.13
$24.01 to $28.00     115,024           8.05          $   25.20           2,473   $   26.71
$28.01 to $32.00      96,308           6.97          $   29.90          23,744   $   30.15
                  ------------------------------------------------------------------------
$ 0.01 to $32.00   1,711,076           4.37          $   13.39       1,270,976   $   10.25
                  ------------------------------------------------------------------------
                  ------------------------------------------------------------------------

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


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

Pursuant to an amendment to this officer's employment agreement, the 1984
Loan, the 1988 Loan and the 1990 Loan were consolidated, effective as of January 1, 1994, with the aggregate principal balance to be repaid, with interest at the rate of 6.0% per annum, in annual amounts of $140,000 for each year during the period from 1995 through 2005 and a final payment of $362,250 on January 20, 2006, provided that each payment of interest and principal will be forgiven when due so long as the officer is then employed by, or then serves as a consultant to the Company and, provided further, that the Company may (but is not required to) forgive, during any year until 2005, in excess of $140,000 of principal, so long as the aggregate of principal and interest forgiven by the Company in any such year shall not exceed $360,000. This loan must be secured by collateral with a fair value of 110% of the unpaid principal. The loan balance at December 31, 1998 was $1,342,250 and was collateralized by 77,331 shares of the Company's common stock.

During 1992, the Company loaned another officer $130,000 to enable him to exercise an option for 9,719 shares. The loan bears interest at the prime rate and is payable in quarterly installments. The loan balance at December 31, 1998 was $52,000 and was secured by a pledge of 8,500 shares of the Company's common stock.

The balance of all loans made to officers and employees is reflected as a reduction of shareholders' equity in the accompanying consolidated financial statements.

(11) Accrued Liabilities
     -------------------

Accrued liabilities at December 31, 1998 and 1997 consisted of the following:

                                                                                         1998           1997
                                                                                     -------------  -------------
Salaries, wages, commissions & employee benefits                                     $   2,432,968  $   3,618,762
Interest                                                                                   381,036        316,667
Advertising and promotion costs                                                          3,994,744      7,113,385
Other                                                                                    3,215,195      2,918,645
                                                                                     -------------  -------------
                                                                                     $  10,023,943  $  13,967,459
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(12) Earnings Per Share
     ------------------

A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

                                                                                     (Amounts in thousands, except
                                                                                            per share data)
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
Net earnings (numerator)                                                            $  11,077  $  13,127  $   9,278
                                                                                    ---------  ---------  ---------

Weighted-average common shares (denominator for basic earnings per share)               7,581      7,593      7,449

Effect of dilutive securities:

Employee stock options                                                                    545        657        708

Weighted-average common and potential common shares outstanding (denominator for
  diluted earnings per share)                                                           8,126      8,250      8,157
                                                                                    ---------  ---------  ---------

Basic earnings per share                                                            $    1.46  $    1.73  $    1.25
                                                                                    ---------  ---------  ---------

Diluted earnings per share                                                          $    1.36  $    1.59  $    1.14
                                                                                    ---------  ---------  ---------


Employee stock options for 124,000, 107,000 and 261,000 shares for the years ended December 31, 1998, 1997 and 1996, respectively, were not included in the net earnings per share because their effect would have been anti-dilutive.

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

The Company leases executive office space, furniture, data processing equipment, transportation equipment and warehouse space under terms of leases expiring through 2004. Rentals under these operating leases aggregated approximately $2,439,000, $2,491,000 and $1,993,000 in the years ended December 31, 1998, 1997 and 1996, respectively. The Company's obligations under non-cancelable leases are summarized as follows:

1999                                  $ 2,467,274
2000                                    2,272,969
2001                                    2,119,433
2002                                    1,951,389
2003                                    1,467,479
Thereafter                              1,328,896
                                      -----------
                                      $11,607,440
                                      -----------
                                      -----------

(14) Financial Instruments
     ---------------------

The carrying value of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.

The difference between the fair value of long-term debt and its carrying value at December 31, 1998 is approximately $5,000,000. The fair value of long-term debt is based upon discounted cash flows using rates available to the Company for debt with similar terms and maturities. The Company continually evaluates the benefits of refinancing versus the related prepayment penalties. Because considerable judgement is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amount.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(15) Comprehensive Income (Loss)
     ---------------------------

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available for sale. The Company's items of other comprehensive income (loss) include foreign currency translation adjustments and minimum pension liability adjustments. The components of other comprehensive loss for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                Accumulated Other Comprehensive Income (Loss)
                                                           -------------------------------------------------------
                                                             Foreign Currency
                                                                Translation        Minimum Pension
                                                                Adjustment            Liability          Total
                                                           ---------------------  -----------------  -------------
Balance at 12/31/95                                            $    (492,831)       $     -          $    (492,831)

Foreign currency translation adjustment                              (54,197)             -                (54,197)
                                                                 -----------      -----------------  -------------

Balance at 12/31/96                                                 (547,028)             -               (547,028)

Foreign currency translation adjustment                             (272,118)             -               (272,118)
                                                                 -----------      -----------------  -------------

Balance at 12/31/97                                                 (819,146)             -               (819,146)

Foreign currency translation adjustment                             (540,742)             -               (540,742)

Minimum pension liability, net of taxes of $63,000                   -                   (105,862)        (105,862)
                                                                 -----------      -----------------  -------------

Balance at 12/31/98                                            $  (1,359,888)       $    (105,862)   $  (1,465,750)
                                                                 -----------      -----------------  -------------
                                                                 -----------      -----------------  -------------

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(16) Segment Information
     -------------------

At December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement established standards for reporting information about operating segments and related disclosure about products and services and geographic areas. The Company operates in two segments, Cosmetics and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetics segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary oral analgesics, acne treatment products and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments. However, depreciation and amortization of unallocated assets are charged to each segment.

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net sales
  Cosmetics                                                                    $  213,714  $  207,260  $  179,031
  Pharmaceutical                                                                   61,148      55,750      53,920
                                                                               ----------  ----------  ----------
  Consolidated                                                                 $  274,862  $  263,010  $  232,951
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Operating income
  Cosmetics                                                                    $   10,381  $   15,424  $    8,885
  Pharmaceutical                                                                   12,513       9,828      10,120
                                                                               ----------  ----------  ----------
  Consolidated                                                                 $   22,894  $   25,252  $   19,005
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Interest expense, net                                                          $    4,433  $    3,375  $    3,282
                                                                               ----------  ----------  ----------
Earnings before taxes                                                          $   18,461  $   21,878  $   15,723
                                                                               ----------  ----------  ----------

Identifiable assets
  Cosmetics                                                                    $  120,664  $   87,449  $   71,362
  Pharmaceutical                                                                   20,205      16,635      15,841
  Corporate (unallocated assets)                                                   36,605      45,230      35,179
                                                                               ----------  ----------  ----------
  Consolidated                                                                 $  177,474  $  149,314  $  122,382
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Depreciation and amortization
  Cosmetics                                                                    $    5,966  $    5,418  $    5,506
  Pharmaceutical                                                                      428         401         796
                                                                               ----------  ----------  ----------
  Consolidated                                                                 $    6,394  $    5,819  $    6,302
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Expenditures for property, plant and equipment and long-lived assets
  Cosmetics                                                                    $   14,167  $    2,282  $    2,082
  Pharmaceutical                                                                      320         253         154
  Corporate (unallocated assets)                                                    4,702      12,695       3,091
                                                                               ----------  ----------  ----------
  Consolidated                                                                 $   19,189  $   15,230  $    5,327
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Sales to one customer by the cosmetics and pharmaceutical segments combined were 21.5%, 22.7% and 21.7% of consolidated net sales for 1998, 1997 and 1996, respectively and combined sales to another customer were 10.3% of consolidated net sales in 1998.

Two customers accounted for 35.4% and 37.4% of the Company's net accounts receivables at December 31, 1998 and 1997, respectively.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(17) Subsequent Event
     ----------------

In February 1999, the Company sold a warehouse facility in Plainview, New
York for $2,700,000. At December 31, 1998, this facility was included in property, plant and equipment, with a net book value of approximately $804,000, and was accounted for as a held for sale asset.

(18) Unaudited Quarterly Financial Data
     ----------------------------------

The following is a summary of quarterly operating results (in thousands of dollars except per share amounts):

                                                                               Year Ended December 31, 1998
                                                                        ------------------------------------------
                                                                          First     Second      Third     Fourth
                                                                         Quarter    Quarter    Quarter    Quarter
                                                                        ---------  ---------  ---------  ---------
Net sales                                                               $  65,416  $  73,971  $  70,663  $  64,812
Cost of goods sold                                                         25,438     29,420     30,527     30,425
Net earnings (loss)                                                         3,251      4,405      3,784       (363)
Earnings (loss) per common share:
  Basic                                                                 $     .43  $     .58  $     .50  $    (.05)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Diluted                                                               $     .39  $     .54  $     .47  $    (.05)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                                                                               Year Ended December 31, 1997
                                                                        ------------------------------------------
                                                                          First     Second      Third     Fourth
                                                                         Quarter    Quarter    Quarter    Quarter
                                                                        ---------  ---------  ---------  ---------
Net sales                                                               $  54,215  $  75,093  $  68,865  $  64,837
Cost of goods sold                                                         21,386     29,142     26,541     24,020
Net earnings                                                                1,061      5,427      3,675      2,964
Earnings per common share:
  Basic                                                                 $     .14  $     .72  $     .49  $     .39
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Diluted                                                               $     .13  $     .66  $     .44  $     .36
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Earnings per share calculations for each of the quarters are based on weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.

                                  SCHEDULE II

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years Ended December 31, 1998, 1997 and 1996

                                                                          Additions
                                                             Balance at   Charged to                  Balance at
                                                             Beginning    Costs and                      End
DESCRIPTION                                                  of Period     Expenses   Deductions(1)   of Period
-----------                                                 ------------  ----------  -------------  ------------
Year ended December 31, 1996 allowances for doubtful
  accounts                                                  $  1,700,000  $   40,000   $   240,000   $  1,500,000
                                                            ------------  ----------  -------------  ------------
                                                            ------------  ----------  -------------  ------------
Year ended December 31, 1997 allowances for doubtful
  accounts                                                  $  1,500,000  $   65,000   $   265,000   $  1,300,000
                                                            ------------  ----------  -------------  ------------
                                                            ------------  ----------  -------------  ------------
Year ended December 31, 1998 allowances for doubtful
  accounts                                                  $  1,300,000  $  174,000   $   174,000   $  1,300,000
                                                            ------------  ----------  -------------  ------------
                                                            ------------  ----------  -------------  ------------


(1) Uncollectible accounts written off, net of recoveries.