Form 10-Q
period 1999-03-31
DEL LABORATORIES INC
filed 1999-05-14
CIK 27751

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

                        YES  |X|          NO  |_|

The number of shares of Common Stock, $1 par value, outstanding as of May 13, 1999 was 7,306,424.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index

Part I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Financial Statements:

        Consolidated Balance Sheets as of
          March 31, 1999 and December 31, 1998                                 3

        Consolidated Statements of Earnings for the three
          months ended March 31, 1999 and 1998                                 4

        Consolidated Statements of Cash Flows for the
          three months ended March 31, 1999 and 1998                           5

        Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    9

PART II. OTHER INFORMATION                                                    12

SIGNATURES                                                                    13

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
               (In thousands except for share and per share data)

              Assets                                            March 31   December 31
                                                                  1999         1998
                                                              ----------   -----------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                                    $   1,331    $   3,731
  Accounts receivable, less allowance for
  doubtful accounts of $1,300 in 1999 and 1998, respectively      47,851       47,116
  Inventories                                                     61,021       55,620
  Deferred income taxes, net                                       3,649        3,649
  Prepaid expenses and other current assets                        2,923        2,975
                                                               ---------    ---------
    Total current assets                                         116,775      113,091

Property, plant and equipment, net                                37,356       37,915
Intangibles arising from acquisitions, net                        18,224       18,450
Other assets                                                       7,657        8,018
                                                               ---------    ---------
    Total assets                                               $ 180,012    $ 177,474
                                                               =========    =========

       Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable to bank                                        $      --    $   3,500
  Current portion of long-term debt                                  486          486
  Accounts payable                                                34,480       35,781
  Accrued liabilities                                             16,036       10,024
  Income taxes payable                                               260          572
                                                               ---------    ---------
    Total current liabilities                                     51,262       50,363

Long-term pension liability, less current portion                  7,895        7,895
Deferred income taxes, net                                           719          719
Long-term debt, less current portion                              63,591       59,400
                                                               ---------    ---------
    Total liabilities                                            123,467      118,377
                                                               ---------    ---------

Shareholders' equity:
  Preferred stock $.01 par value, authorized
  1,000,000 shares; no shares issued                                  --           --
  Common stock $1 par value, authorized
  20,000,000 and 10,000,000 shares, respectively;
  issued 10,000,000 shares                                        10,000       10,000
  Additional paid-in capital                                       1,850        1,850
  Accumulated other comprehensive loss                            (1,494)      (1,466)
  Retained earnings                                               81,308       81,204
                                                               ---------    ---------
                                                                  91,664       91,588
Less: Treasury stock, at cost, 2,621,876 shares in 1999
and 2,490,823 shares in 1998                                     (33,864)     (31,097)
Receivables for stock options exercised                           (1,255)      (1,394)
                                                               ---------    ---------
          Total shareholders' equity                              56,545       59,097
                                                               ---------    ---------

    Total liabilities and shareholders' equity                 $ 180,012    $ 177,474
                                                               =========    =========

         The accompanying notes are an integral part of the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               (In thousands except for share and per share data)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED

                                                            MARCH 31
                                                            --------
                                                      1999             1998
                                                      ----             ----

Net sales                                          $    61,756      $    65,416

  Cost of goods sold                                    27,774           25,438
  Selling and administrative expenses                   33,895           33,566
                                                   -----------      -----------
      Operating income                                      87            6,412

  Gain on sale of facility                               1,734               --

  Interest expense                                       1,228            1,024
  Interest income                                          (17)            (123)
                                                   -----------      -----------
      Interest expense, net                              1,211              901
                                                   -----------      -----------

Earnings before income taxes                               610            5,511
Income taxes                                               244            2,260
                                                   -----------      -----------
      Net earnings                                 $       366      $     3,251
                                                   ===========      ===========

Earnings per common share:
      Basic                                        $      0.05      $      0.43
                                                   ===========      ===========
      Diluted                                      $      0.05      $      0.39
                                                   ===========      ===========

Weighted average common
  shares outstanding:
      Basic                                          7,471,000        7,628,000
                                                   ===========      ===========
      Diluted                                        7,911,000        8,280,000
                                                   ===========      ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (In thousands)
                                   (UNAUDITED)

                                                                 March 31
                                                                 --------

                                                             1999        1998
                                                             ----        ----

Cash flows from operating activities:
Net earnings                                               $    366    $  3,251
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
Depreciation and amortization                                 1,758       1,543
Provision for doubtful accounts                                  --          50
Gain on sale of facility                                     (1,734)         --
Other non-cash operating items                                  166         114
Changes in operating assets and liabilities:
    Accounts receivable                                        (735)     (5,816)
    Inventories                                              (5,401)     (5,790)
    Prepaid expenses and other current assets                    52         326
    Other assets                                                361        (664)
    Accounts payable                                         (1,326)     (4,094)
    Accrued liabilities                                       6,012       5,984
    Income taxes payable                                       (312)      1,473
                                                           --------    --------
      Net cash used in operating activities                    (793)     (3,623)
                                                           --------    --------

Cash flows provided by (used in) investing activities:
    Proceeds from sale of facility                            2,538          --
    Property, plant and equipment additions                  (1,750)     (1,678)
    Additions to intangibles and other assets                   (26)         --
                                                           --------    --------

      Net cash provided by (used in) investing activities       762      (1,678)
                                                           --------    --------

Cash flows used in financing activities:
    Borrowings under long-term debt, net of
      principal payments of long-term debt                    4,139          --
    Repayment of short-term borrowings                       (3,500)        (76)
    Acquisition of treasury stock                            (2,480)       (899)
    Dividends paid                                             (524)       (466)
    Other financing activities                                   --          34
                                                           --------    --------

      Net cash used in financing activities                  (2,365)     (1,407)
                                                           --------    --------

Effect of exchange rate changes on cash                          (4)          1
                                                           --------    --------

Net decrease in cash and cash equivalents                    (2,400)     (6,707)

Cash and cash equivalents at beginning of year                3,731      14,979
                                                           --------    --------

Cash and cash equivalents at end of period                 $  1,331    $  8,272
                                                           ========    ========

         The accompanying notes are an integral part of the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
      ------------------------------------------

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

      A summary of the Company's significant accounting policies is presented in its 1998 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results.

      In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for interim periods.

2.    Inventory
      ---------

      Classification of inventories were as follows (in thousands):

                                          March 31          December 31
                                            1999               1998
                                            ----               ----

            Raw Materials                $  33,453           $ 26,912
            Work In Process                  6,003              6,247
            Finished Goods                  21,565             22,461
                                         ---------           --------
                                         $  61,021           $ 55,620
                                         =========           ========

3.    Earnings Per Share
      ------------------

      Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which became effective for the Company as of December 31, 1997. Basic earnings per share is computed by dividing income available to common shareholders (which for the Company equals its recorded net income) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock.

      ------------------------------

      A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

                                                         (Amounts in thousands,
                                                         except per share data)

                                                           Three Months Ended
                                                               March 31
                                                        1999               1998
                                                        ----               ----

Net earnings (numerator)                               $  366             $3,251
                                                       ------             ------

Weighted-average common shares
   (denominator for basic earnings per share)           7,471              7,628

Effect of dilutive securities:
   Employee stock options                                 440                652

Weighted-average common and potential
   common shares outstanding
   (denominator for diluted earnings per share)         7,911              8,280
                                                       ------             ------

Basic earnings per share                               $ 0.05             $ 0.43
                                                       ------             ------

Diluted earnings per share                             $ 0.05             $ 0.39
                                                       ------             ------

      Employee stock options for 237,000 and 1,600 shares for the periods ended March 31, 1999 and 1998, respectively, were not included in the net earnings per share because their effect would have been anti-dilutive.

4.    Comprehensive Income
      --------------------

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available for sale. The components of comprehensive income for the three months ended March 31, 1999 and 1998 are as follows:

                                            Three Months Ended
                                                 March 31

                                             1999         1998
                                             ----         ----

      Net income                            $  366       $ 3,251
      Other comprehensive loss:
         Foreign currency translation          (28)          (25)
                                            ------       -------

      Total comprehensive income            $  338       $ 3,226
                                            ======       =======

5.    Gain on sale of facility
      ------------------------

      In February, 1999, the Company sold a warehouse facility in Plainview, New York for net proceeds of $2.7 million. At December 31, 1998, this facility was included in property, plant and equipment and was accounted for as a held for sale asset.

6.    Segment Information
      -------------------

      At December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement established standards for reporting information about operating segments and related disclosure about products and services and geographic areas. The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary oral analgesics, acne treatment products and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments. However, depreciation and amortization of unallocated assets are charged to each segment.

                                                    For the period ended
                                                         March 31,
                                                       (in thousands)
                                                        ------------

                                                     1999           1998
                                                     ----           ----

      Net sales
            Cosmetic                               $ 46,701       $ 51,534
            Pharmaceutical                           15,055         13,882
                                                   --------       --------
            Consolidated                           $ 61,756       $ 65,416
                                                   ========       ========

      Operating income (loss)
            Cosmetic                               $ (2,200)      $  4,306
            Pharmaceutical                            2,287          2,106
                                                   --------       --------
            Consolidated                           $     87       $  6,412
                                                   --------       --------

      Gain on asset sale                           $  1,734       $     --
                                                   --------       --------
      Interest expense, net                        $  1,211       $    901
                                                   --------       --------
      Earnings before taxes                        $    610       $  5,511
                                                   ========       ========

      Depreciation and amortization
            Cosmetic                               $  1,645       $  1,431
            Pharmaceutical                              113            112
                                                   --------       --------
            Consolidated                           $  1,758       $  1,543
                                                   ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)   RESULTS OF OPERATIONS

      Net Sales
      ---------

      Net sales for the first quarter of 1999 were $61.8 million, a decrease of 5.5% compared to $65.4 million in 1998.

      Cosmetic net sales for the first quarter of 1999 were $46.7 million, a decrease of 9.3% compared to $51.5 million in 1998. The decrease is principally due to lower shipments of the Naturistics cosmetics and bath & body care line. Pharmaceutical net sales for the first quarter of 1999 were $15.1 million, an increase of 8.6% compared to $13.9 million in 1998. The increase is due principally to volume growth in the Orajel family of products.

      Cost of Sales
      -------------

      Cost of Sales for the first quarter of 1999 were $27.8 million, or 45.0% of net sales, as compared to $25.4 million, or 38.8% of net sales in 1998. The increase in cost of sales, as a percentage of net sales, is principally attributable to lower shipments and higher product returns of the Naturistics cosmetics and bath & body care line and a change in the mix of business within the Cosmetic division compared to prior year.

      Selling and Administrative Expenses
      -----------------------------------

      Selling and administrative expenses for the first quarter of 1999 were $33.9 million, or 54.9% of net sales, as compared to $33.6 million, or 51.4% of net sales in 1998.

      Gain on Sale of Facility
      ------------------------

      In February, 1999, the Company sold a warehouse facility in Plainview, New York for $2.7 million. At December 31, 1998, this facility was included in property, plant and equipment and was accounted for as a held for sale asset.

      Net Interest Expense
      --------------------

      Interest expense, net of interest income, for the first quarter of 1999 was $1.2 million, compared to $.9 million in 1998. The increase is due to higher average borrowings during the first quarter of 1999, as compared to the first quarter of 1998, principally due to the financing of the acquisition of intellectual property rights and other assets of the CornSilk brand of facial make-up in May 1998.

      Provision for Income Taxes
      --------------------------

      The provision for income taxes is based on the Company's expected effective annual tax rate of 40% in 1999 compared to 41% in 1998.

      Net Earnings
      ------------

      Net earnings for the first quarter of 1999 were $.4 million, compared to $3.3 million in 1998. The decrease is due primarily to a reduction in gross margin as a result of the decrease in net sales of the Naturistics cosmetics and bath & body care line and a change in the mix of business within the Cosmetic division.

(2)   LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1999, the Company had cash and cash equivalents of $1.3 million as compared to $8.3 million at March 31, 1998.

      Net cash used in operating activities was $.8 million for the three months ended March 31, 1999, primarily due to an increase in inventories of $5.4 million to support new product lines and promotional sales, and a decrease in accounts payable of $1.3 million, partially offset by an increase in accrued liabilities of $6.0 million.

      Cash of $2.5 million was provided by the sale of a facility in the first quarter of 1999. Cash used for property, plant and equipment additions was $1.8 million for the three months ended March 31, 1999, compared to $1.7 million in 1998.

      Net cash used in financing activities for the three months ended March 31, 1999 was $2.4 million, due primarily to the acquisition of treasury stock, compared to $1.4 million used in financing activities in 1998.

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

      The Company's efforts to identify and address issues relating to its readiness for Year 2000 have included the following: the identification phase (100% complete) consisting of computer based systems, software, third party programs and all hardware including embedded microprocessors. The assessment phase (approximately 95% complete) has focused on those applications most critical to the business including examination of all coding used for date calculations. The remediation phase (approximately 85% complete) consists of systems changes, where necessary, by replacement, modification or upgrade. The testing phase (approximately 45% complete) includes full system tests planned during the second quarter of 1999 at which time systems dates will be rolled forward on test machines to check performance and computational accuracy. All significant suppliers, customers and financial institutions, as well as all customers doing business electronically with the Company, have been contacted in order to identify potential areas of concern. It is anticipated that all of the above phases will be substantially completed by mid 1999.

      --------------------------------

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


                                                DEL LABORATORIES, INC.
                                                ----------------------
                                                (Registrant)


      Date: May 14, 1999                        /s/ Dan K. Wassong
      ------------------                        ------------------
                                                Dan K. Wassong
                                                Chairman, President and
                                                Chief Executive Officer


      Date: May 14, 1999                        /s/ Enzo J. Vialardi
      ------------------                        --------------------
                                                Enzo J. Vialardi
                                                Executive Vice President and
                                                Chief Financial Officer