Form 10-Q
period 1999-06-30
DEL LABORATORIES INC
filed 1999-08-16
CIK 27751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

    /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO


                           COMMISSION FILE NO. 1-5439


                             DEL LABORATORIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          13-1953103
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                 178 EAB PLAZA, UNIONDALE, NEW YORK      11556
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

                              YES (X)    NO ( )

The number of shares of Common Stock, $1 par value, outstanding as of August 11, 1999 was 7,355,982.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index

Part I.    FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of
              June 30, 1999 and December 31, 1998                       3

           Consolidated Statements of Earnings for the six
              months ended June 30, 1999 and 1998                       4

           Consolidated Statements of Cash Flows for the
              six months ended June 30, 1999 and 1998                   5

           Notes to Consolidated Financial Statements                   6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9

PART II.  OTHER INFORMATION                                             12

SIGNATURES                                                              13

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
               (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)

                   ASSETS                                   June 30    December 31
                                                             1999         1998
                                                           ---------    ---------
                                                          (UNAUDITED)
Current assets:
   Cash and cash equivalents                               $   2,320    $   3,731
   Accounts receivable, less allowance for doubtful
   accounts of $1,300 in 1999 and 1998                        55,580       47,116
   Inventories                                                64,905       55,620
   Deferred income taxes, net                                  3,649        3,649
   Prepaid expenses and other current assets                   2,275        2,975
                                                           ---------    ---------
          Total current assets                               128,729      113,091
                                                           ---------    ---------

Property, plant and equipment, net                            37,305       37,915
Intangibles arising from acquisitions, net                    18,012       18,450
Other assets                                                   7,501        8,018
                                                           ---------    ---------
          Total assets                                     $ 191,547    $ 177,474
                                                           =========    =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to bank                                  $   7,250    $   3,500
    Current portion of long-term debt                          4,015          486
    Accounts payable                                          40,172       35,781
    Accrued liabilities                                       14,639       10,024
    Income taxes payable                                         (32)         572
                                                           ---------    ---------
          Total current liabilities                           66,044       50,363

Long-term pension liability, less current portion              7,895        7,895
Deferred income taxes, net                                       719          719
Long-term debt, less current portion                          60,000       59,400
                                                           ---------    ---------
          Total liabilities                                  134,658      118,377
                                                           ---------    ---------

Shareholders' equity:
    Preferred stock $.01 par value, authorized
    1,000,000 shares; no shares issued                          --           --
    Common stock $1 par value, authorized
    20,000,000; issued 10,000,000 shares                      10,000       10,000
    Additional paid-in capital                                 1,352        1,850
    Accumulated other comprehensive loss                      (1,248)      (1,466)
    Retained earnings                                         82,620       81,204
                                                           ---------    ---------
                                                              92,724       91,588
 Less: Treasury stock, at cost, 2,644,018 shares in 1999
 and 2,490,823 shares in 1998                                (34,588)     (31,097)
 Receivables for stock options exercised                      (1,247)      (1,394)
                                                           ---------    ---------
 Total shareholders' equity                                   56,889       59,097
                                                           ---------    ---------


         Total liabilities and shareholders' equity        $ 191,547    $ 177,474
                                                           =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED             SIX MONTHS ENDED

                                                         JUNE 30                       JUNE 30
                                                         -------                       -------
                                                    1999           1998           1999           1998
                                                -----------    -----------    -----------    -----------
Net sales                                       $    70,557    $    73,971    $   132,313    $   139,387
  Cost of goods sold                                 30,723         29,420         58,497         54,858
  Selling and administrative expenses                35,716         36,030         69,611         69,596
                                                -----------    -----------    -----------    -----------
         Operating income                             4,118          8,521          4,205         14,933

  Gain on sale of facility                             --             --            1,734           --

  Interest expense                                    1,514          1,101          2,742          2,124
  Interest income                                        (8)           (33)           (25)          (155)
                                                -----------    -----------    -----------    -----------
         Interest expense, net                        1,506          1,068          2,717          1,969
                                                -----------    -----------    -----------    -----------

Earnings before income taxes                          2,612          7,453          3,222         12,964
  Income taxes                                        1,045          3,048          1,289          5,308
                                                -----------    -----------    -----------    -----------
         Net earnings                           $     1,567    $     4,405    $     1,933    $     7,656
                                                ===========    ===========    ===========    ===========

  Earnings per common share:
         Basic                                  $      0.21    $      0.58    $      0.26    $      1.01
                                                ===========    ===========    ===========    ===========
         Diluted                                $      0.20    $      0.54    $      0.25    $      0.93
                                                ===========    ===========    ===========    ===========

  Weighted average common shares outstanding:
         Basic                                    7,332,000      7,593,000      7,402,000      7,610,000
                                                ===========    ===========    ===========    ===========
         Diluted                                  7,633,000      8,219,000      7,772,000      8,250,000
                                                ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     JUNE 30
                                                                     -------
                                                               1999           1998
                                                              -------       --------
Cash flows from operating activities:
Net earnings                                                  $ 1,933       $  7,656
Adjustments to reconcile net earnings to net cash
  used in operating activities:
Depreciation and amortization                                   3,372          3,213
Provision for doubtful accounts                                   --             300
Gain on sale of facility                                       (1,734)          --
Other non-cash operating items                                    446            109
Changes in operating assets and liabilities:
     Accounts receivable                                       (8,464)       (10,903)
     Inventories                                               (9,285)        (7,580)
     Prepaid expenses and other current assets                    700          1,381
     Other assets                                                 517            394
     Accounts payable                                           4,654         (2,244)
     Accrued liabilities                                        4,615          2,622
     Income taxes payable                                        (137)         1,152
                                                              -------       --------
         Net cash used in operating activities                 (3,383)        (3,900)
                                                              -------       --------

Cash flows provided by (used in) investing activities:
    Proceeds from sale of facility                              2,538           --
    Property, plant and equipment additions                    (3,088)        (2,879)
    Additions to intangibles and other assets                     (40)       (11,851)
                                                              -------       --------

         Net cash (used in) investing activities                 (590)       (14,730)
                                                              -------       --------

Cash flows provided by (used in) financing activities:
     Proceeds under long-term debt                              4,250             --
     Proceeds under short term lines of credit                  7,250          7,750
     Repayments of short-term borrowings                       (3,721)          (129)
     Decrease in receivables for stock options exercised            7
     Exercise of stock options                                   --               45
     Acquisition of treasury stock                             (4,456)        (2,934)
     Dividends paid                                              (780)          (732)
                                                              -------       --------
         Net cash provided by financing activities              2,550          4,000
                                                              -------       --------

Effect of exchange rate changes on cash                            12             (4)
                                                              -------       --------

Net decrease in cash and cash equivalents                      (1,411)       (14,634)

Cash and cash equivalents at beginning of year                  3,731         14,979
                                                              -------       --------

Cash and cash equivalents at end of period                    $ 2,320       $    345
                                                              =======       ========


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

  2. INVENTORY

     Classification of inventories were as follows (in thousands):

                                      June 30      December 31
                                        1999          1998
                                      --------      --------

                  Raw Materials       $ 36,938      $ 26,912
                  Work In Process        5,918         6,247
                  Finished Goods        22,049        22,461
                                      --------      --------
                                      $ 64,905      $ 55,620
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

     A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

                                                                                   (Amounts in thousands, except per share data)
                                                          Three Months ended                     Six Months Ended
                                                              June 30                                 June 30
                                                          1999         1998                       1999        1998
                                                         ------       ------                     ------      ------
     Net earnings (numerator)                            $1,567       $4,405                      $1,933      $7,656
                                                         ------       ------                     ------      ------

     Weighted-average common shares
        (denominator for basic earnings per share)        7,332       7,593                       7,402       7,610

     Effect of dilutive securities:
        Employee stock options                              301         626                         370         640

     Weighted-average common and potential
        common shares outstanding
        (denominator for diluted earnings per share)       7,633      5,219                       7,772       8,250
                                                          ------      ------                     ------       -----

     Basic earnings per share                              $0.21       $0.58                    $ 0.26      $ 1.01
                                                          ------      ------                    -------     -------
     Diluted earnings per share                            $0.20       $0.54                    $ 0.25      $ 0.93
                                                          ------      ------                    -------     -------

     Employee stock options for 443,000 and 79,000 shares for the periods ended June 30, 1999 and 1998, respectively, were not included in the net earnings per share because their effect would have been anti-dilutive.


4.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available for sale. The components of comprehensive income for the three months and the six months ended June 30, 1999 and 1998 are as follows:

                                             Three Months Ended         Six Months Ended
                                                  June 30                    June 30

                                              1999        1998          1999        1998
                                             ------      -------       ------      -------
         Net earnings                        $1,567      $ 4,405       $1,933      $ 7,656
         Other comprehensive income (loss):
           Foreign currency translation         246          (59)         218          (34)
                                             ------      -------       ------      -------

         Total comprehensive income          $1,813      $ 4,346       $2,151      $ 7,622
                                             ======      =======       ======      =======

5.   GAIN ON SALE OF FACILITY

     In February, 1999, the Company sold a warehouse facility in Plainview, New York for net proceeds of $2.5 million. At December 31, 1998, this facility was included in property, plant and equipment and was accounted for as a held for sale asset.

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

                                            Three Months Ended          Six Months Ended
                                                  June 30                     June 30
                                               (in thousands)             (in thousands)
                                             1999         1998          1999          1998
                                            -------      -------      --------      --------
         Net sales
                  Cosmetic                  $54,798      $58,496      $101,499      $110,030
                  Pharmaceutical             15,759       15,475        30,814        29,357
                                            -------      -------      --------      --------
                  Consolidated              $70,557      $73,971      $132,313      $139,387
                                            -------      -------      --------      --------
                                            -------      -------      --------      --------

         Operating income (loss)
                  Cosmetic                  $ 2,473      $ 5,764      $    273      $ 10,070
                  Pharmaceutical              1,645        2,757         3,932         4,863
                                            -------      -------      --------      --------
                  Consolidated              $ 4,118      $ 8,521      $  4,205      $ 14,933
                                            -------      -------      --------      --------
                                            -------      -------      --------      --------

         Gain on asset sale                 $  --        $  --        $  1,734      $   --
         Interest expense, net              $ 1,506      $ 1,068      $  2,717      $  1,969
                                            -------      -------      --------      --------
         Earnings before taxes              $ 2,612      $ 7,453      $  1,933      $ 12,964
                                            -------      -------      --------      --------
                                            -------      -------      --------      --------

         Depreciation and amortization
                  Cosmetic                  $ 1,512      $ 1,559      $  3,157      $  2,990
                  Pharmaceutical                102          111           215           223
                                            -------      -------      --------      --------
                  Consolidated              $ 1,614      $ 1,670      $  3,372      $  3,213
                                            -------      -------      --------      --------
                                            -------      -------      --------      --------

7.   FINANCING ARRANGEMENTS

     On June 10, 1999, the lender under the $20 million Credit Agreement waived compliance with certain financial covenants and certain of the financial covenants in the Credit Agreement were amended through March 30, 2000.

8.   STOCK OPTION PLAN

     At the Company's annual meeting held on May 27, 1999, the shareholders approved the Company's Amended and Restated 1994 Stock Option Plan and its Amended and Restated Annual Incentive Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  RESULTS OF OPERATIONS

     SECOND QUARTER AND SIX MONTHS ENDED JUNE 1999 VERSUS JUNE 1998

     NET SALES

     Net sales for the second quarter of 1999 were $70.6 million, a decrease of 4.6% compared to $74.0 million in 1998. Net sales for the first six months of 1999 were $132.3, a decrease of 5.1% compared to $139.4 million in 1998.

     Cosmetic net sales for the second quarter were $54.8 million, a decrease of 6.3% compared to $58.5 million in 1998. Cosmetic net sales for the first six months of 1999 were $101.5 million, a decrease of 7.7% compared to $110.0 million in 1998. The decrease is principally due to lower shipments of the Naturistics cosmetics and bath & body care line and higher product returns.

     Pharmaceutical net sales for the second quarter of 1999 were $15.8 million, an increase of 2% compared to $15.5 million in 1998. Pharmaceutical net sales for the first six months of 1999 were $30.8, an increase of 4.8% compared to $29.4 million in 1998. The increase is due primarily to volume growth in the Orajel family of products.

     COST OF SALES

     Cost of sales for the second quarter of 1999 were $30.7 million, or 43.5% of net sales, as compared to $29.4 million, or 39.8% of net sales in 1998. Cost of sales for the six months of 1999 were $58.5 million, or 44.2% of net sales, as compared to $54.9 million, or 39.4% of net sales in 1998. The increase in cost of sales, as a percentage of net sales, is due principally to lower shipments of the Naturistics cosmetics and bath & body care line, higher product returns and a change in the mix of business within the cosmetic division compared to prior year.

     SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses for the second quarter of 1999 were $35.7 million, or 50.6% of net sales, as compared to $36.0 million, or 48.6% of net sales in 1998. Selling and administrative expenses for the first six months of 1999 and 1998 were $69.6 million, or 52.6% of net sales in 1999, compared to 49.9% in 1998.

     GAIN ON SALE OF FACILITY

     In February, 1999, the Company sold a warehouse facility in Plainview, New York for $2.7 million. At December 31, 1998, this facility was included in property, plant and equipment and was accounted for as a held for sale asset.

     NET INTEREST EXPENSE

     Interest expense, net of interest income, for the first six months of 1999 was $2.7 million, compared to $2.0 million in 1998. The increase is due to higher average borrowings during the first six months of 1999, as compared to the first six months of 1998, principally due to the financing of the acquisition of intellectual property rights and other assets of the CornSilk brand of facial make-up in May 1998.

     PROVISION FOR INCOME TAXES

     The provision for income taxes is based on the Company's expected effective annual tax rate of 40% in 1999 compared to 41% in 1998.

     NET EARNINGS

     Net earnings for the first six months of 1999 were $1.9 million, compared to $7.7 million in 1998. The decrease is due primarily to the reduction in gross margin.

(2)  LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had cash and cash equivalents of $2.3 million as compared to $.3 million at June 30, 1998.

     Net cash used in operating activities was $3.4 million for the six months ended June 30, 1999, primarily due to an increase in inventories of $9.3 million to support new product lines and promotional sales, and an increase in accounts receivable of $8.5 million due to the timing of second quarter shipments; partially offset by increases in accounts payable of $4.7 million and accrued liabilities of $4.6 million.

     Cash of $2.5 million was provided by the sale of a facility in the first quarter of 1999. Cash used for property, plant and equipment additions was $3.1 million for the six months ended June 30, 1999, compared to $2.9 million in 1998.

     Net cash provided by financing activities for the six months ended June 30, 1999 was $2.6 million, due primarily to proceeds received under a four year credit agreement with a bank and short-term borrowings under a line of credit with a bank, partially offset by repayments of short term borrowings and acquisition of treasury stock.

     On June 10, 1999, the lender under the $20 million Credit Agreement waived compliance with certain financial covenants and certain of the financial covenants in the Credit Agreement were amended through March 30, 2000.

     The Company believes that cash from future operations, cash on hand and amounts available from short-term credit facilities, will be sufficient to satisfy the Company's liquidity needs for the foreseeable future.

     YEAR 2000 CONVERSION

     The Company is addressing the issue of many existing computer programs using only the last two digits to refer to a year. Some of these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. A committee specifically created to resolve Year 2000 issues meets regularly. It is led by a member of the Board of Directors and comprised of senior corporate executives and an outside expert, as well as sub-committees and task forces.

     The Company's efforts to identify and address issues relating to its readiness for Year 2000 have included the following: the identification phase (100% complete) consisting of computer based systems, software, third party programs and all hardware including embedded microprocessors. The assessment phase (100% complete) has focused on those applications most critical to the business including examination of all coding used for date calculations. The remediation phase (approximately 95% complete) consists of systems changes, where necessary, by replacement, modification or upgrade. The testing phase (approximately 75% complete) includes full system tests where systems dates are rolled forward on test machines to check performance and computational accuracy. All significant suppliers, customers and financial institutions, as well as all customers doing business electronically with the Company, have been contacted in order to identify potential areas of concern. It is anticipated that all of the above phases will be substantially completed by September 1999.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS 137, which is effective for quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 provides guidance for accounting for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The management of the Company does not believe that the implementation of SFAS No. 137 will have a significant impact on its financial position or results of operations.

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


Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting held on May 27, 1999, the Shareholders reelected Marcella Maxwell, Robert Kavesh and Steven Kotler to the Board of Directors, in accordance with a proxy solicited pursuant to
Section 14 of the Securities Exchange Act. In addition, the shareholders approved the Company's Amended and Restated 1994 Stock Option Plan and its Amended and Restated Annual Incentive Plan. Votes were cast for each of such items as follows:



ELECTION OF DIRECTORS                        VOTES FOR                    VOTES WITHHELD
---------------------                        ---------                    --------------

Marcella Maxwell                             6,817,309                         97,420
Steven Kotler                                6,808,271                        106,458
Roberet Kavesh                               6,818,588                         96,141





                                               FOR                     AGAINST                   ABSTAIN
                                              -----                   ---------                 ---------

APPROVAL OF AMENDED
AND RESTATED
1994 STOCK PLAN                                5, 170,253              898,895                   21,357

APPROVAL OF AMENDED
AND RESTATED
ANNUAL INCENTIVE PLAN                          6,666,929               217,666                   30,134


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27.1    Financial Data Schedule

         Exhibit 10.1 Amended and Restated 1994 Stock Option Plan (filed on April 24, 1999 as an Exhibit to the Company's Definitive Proxy Statement relating to the Company's 1999 Annual Meeting of Shareholders and is incorporated herein by reference)

         Exhibit 10.2 Amended and Restated Annual Incentive Plan (filed on April 24, 1999 as an Exhibit to the Company's Definitive Proxy Statements relating to the Company's 1999 Annual Meeting of Shareholders, and is incorporated herein by reference)

         Exhibit 10.3 First Amendment and waiver, dated June 10, 1999, Loan Agreement with Chase Manhattan Bank.

     (b) Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DEL LABORATORIES, INC.
                                       (Registrant)




Date:  August 13, 1999                 /s/ Dan K. Wassong
----------------------------           -----------------------------------
                                       Dan K. Wassong
                                       Chairman, President and
                                       Chief Executive Officer




Date:  August 13, 1999                 /s/ Enzo J. Vialardi
----------------------------           -----------------------------------
                                       Enzo J. Vialardi
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)