Form 10-Q
period 1999-09-30
DEL LABORATORIES INC
filed 1999-11-15
CIK 27751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

   /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________


                           COMMISSION FILE NO. 1-5439


                             DEL LABORATORIES, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                            13-1953103
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                    178 EAB PLAZA, UNIONDALE, NEW YORK 11556
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                               YES (X)     NO ( )

The number of shares of Common Stock, $1 par value, outstanding as of November 11, 1999 was 7,365,201.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index




                                                                                      PAGE
                                                                                      ----
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of
              September 30, 1999 and December 31, 1998                                  3

           Consolidated Statements of Operations for the three and
              nine months ended September 30, 1999 and 1998                             4

           Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1999 and 1998                             5

           Notes to Consolidated Financial Statements                                   6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                         10


PART II.  OTHER INFORMATION                                                            13

SIGNATURES                                                                             14


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
               (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                 September 30      December 31
                                                                    1999             1998
                                                                 ------------      -----------
                                                                 (UNAUDITED)

                                     ASSETS
 Current assets:
    Cash and cash equivalents                                      $    2,549       $   3,731
    Accounts receivable, less allowance for doubtful
    accounts of $1,300 in 1999 and 1998                                46,897          47,116
    Inventories                                                        61,749          55,620
    Deferred income taxes, net                                          3,649           3,649
    Prepaid expenses and other current assets                           5,446           2,975
                                                                    ---------       ---------
           Total current assets                                       120,290         113,091

 Property, plant and equipment, net                                    37,580          37,915
 Intangibles arising from acquisitions, net                            17,321          18,450
 Other assets                                                           8,298           8,018
                                                                    ---------       ---------
           Total assets                                             $ 183,489       $ 177,474
                                                                    =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to bank                                           $  14,750       $   3,500
    Current portion of long-term debt                                   3,953             486
    Accounts payable                                                   33,581          35,781
    Accrued liabilities                                                11,850          10,024
    Income taxes payable                                                 --               572
                                                                    ---------       ---------
          Total current liabilities                                    64,134          50,363

Long-term pension liability, less current portion                       7,895           7,895
Deferred income taxes, net                                                719             719
Long-term debt, less current portion                                   60,000          59,400
                                                                    ---------       ---------
          Total liabilities                                           132,748         118,377
                                                                    ---------       ---------

Shareholders' equity:
    Preferred stock $.01 par value, authorized
    1,000,000 shares; no shares issued                                   --              --
    Common stock $1 par value, authorized
    20,000,000 shares; issued 10,000,000 shares                        10,000          10,000
    Additional paid-in capital                                          1,232           1,850
    Accumulated other comprehensive loss                               (1,023)         (1,466)
    Retained earnings                                                  76,297          81,204
                                                                    ---------       ---------
                                                                       86,506          91,588
 Less: Treasury stock, at cost, 2,634,799 shares in 1999
 and  2,490,823 shares in 1998                                        (34,517)        (31,097)
 Receivables for stock options exercised                               (1,248)         (1,394)
                                                                    ---------       ---------
                          Total shareholders' equity                   50,741          59,097
                                                                    ---------       ---------
         Total liabilities and shareholders' equity                 $ 183,489       $ 177,474
                                                                    =========       =========


                   The accompanying notes are an integral part of the consolidated financial statements.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)
                                  (UNAUDITED)




                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30                    SEPTEMBER 30
                                                 ------------                    ------------
                                               1999           1998            1999              1998
                                               ----           ----            ----              ----
Net Sales                               $    64,586      $    70,663      $   196,899      $   210,050

Cost of goods sold                           34,748           30,527           93,245           85,385
Selling and administrative expenses          37,289           32,725          106,900          102,321
                                        -----------      -----------      -----------      -----------
  Operating income (loss)                    (7,451)           7,411           (3,246)          22,344

Gain on sale of facility                         --               --            1,734               --

Interest expense                              1,528            1,065            4,270            3,189
Interest income                                 (16)             (57)             (41)            (212)
                                        -----------      -----------      -----------      -----------
  Interest expense, net                       1,512            1,008            4,229            2,977
                                        -----------      -----------      -----------      -----------
Earnings (loss) before income taxes          (8,963)           6,403           (5,741)          19,367
Income taxes                                 (2,897)           2,619           (1,608)           7,927
                                        -----------      -----------      -----------      -----------
  Net earnings (loss)                   $    (6,066)     $     3,784      $    (4,133)     $    11,440
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------
Earnings (loss) per common share:
  Basic                                 $     (0.82)     $      0.50      $     (0.56)     $      1.50
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------
  Diluted                               $     (0.82)     $      0.47      $     (0.56)     $      1.40
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------

Weighted average common
shares outstanding:
  Basic                                   7,356,000        7,569,000        7,386,000        7,599,000
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------
  Diluted                                 7,356,000        8,004,000        7,386,000        8,150,000
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In thousands)
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30
                                                                              ------------------------------
                                                                              1999                      1998
                                                                              ----                      ----
Cash flows from operating activities:
Net earnings (loss)                                                            $(4,133)                 $ 11,440
Adjustments to reconcile net earnings (loss) to net cash
  used in operating activities:
Depreciation and amortization                                                    5,167                     4,891
Provision for doubtful accounts                                                     73                       118
Gain on sale of facility                                                        (1,734)                        -
Other non-cash operating items                                                     719                        97
Changes in operating assets and liabilities:
    Accounts receivable                                                            (87)                  (13,995)
    Inventories                                                                 (6,242)                   (9,980)
    Prepaid expenses and other current assets                                   (2,471)                      380
    Other assets                                                                  (280)                      (32)
    Accounts payable                                                            (1,233)                    1,825
    Accrued liabilities                                                          1,825                    (1,026)
    Income taxes payable                                                           (71)                    1,729
                                                                          -------------             -------------

          Net cash used in operating activities                                 (8,467)                   (4,553)
                                                                          -------------             -------------

Cash flows provided by (used in) investing activities:
    Proceeds from sale of facility                                               2,538                         -
    Property, plant and equipment additions                                     (4,948)                   (4,833)
    Additions to intangibles and other assets, net                                  85                   (11,851)
                                                                          -------------             -------------

         Net cash used in investing activities                                  (2,325)                  (16,684)
                                                                          -------------             -------------


Cash flows provided by financing activities:
    Borrowings under long-term debt, net of
      principal payments of long-term debt                                       4,250                         -
    Borrowings under short-term lines of credit,
      net of repayments                                                         14,750                    14,250
    Repayment of short-term borrowings                                          (3,829)                     (183)
    Decrease in receivables for stock options exercised                              7                         -
    Exercise of stock options                                                        -                        48
    Acquisition of treasury stock                                               (4,539)                   (4,320)
    Dividends paid                                                              (1,037)                     (997)
                                                                          -------------             -------------
          Net cash provided by financing activities                              9,602                     8,798
                                                                          -------------             -------------

Effect of exchange rate changes on cash                                              8                       (18)
                                                                          -------------             -------------

Net decrease in cash and cash equivalents                                       (1,182)                  (12,457)

Cash and cash equivalents at beginning of year                                   3,731                    14,979
                                                                          -------------             -------------

Cash and cash equivalents at end of period                                      $2,549                   $ 2,522
                                                                          =============             =============

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



  2. INVENTORY

     Classification of inventories were as follows (in thousands):

                                                          September 30                    December 31
                                                              1999                            1998
                                                              ----                            ----
                  Raw Materials                           $ 39,410                         $ 26,912
                  Work In Process                            5,182                            6,247
                  Finished Goods                            17,157                           22,461
                                                          --------                        ----------
                                                          $ 61,749                         $ 55,620
                                                          ========                         ========



3.    INTANGIBLE ASSETS ARISING FROM ACQUISITION

      In September 1999, the Company entered into an agreement with the former owner of CornSilk, related to its fiscal 1998 acquisition of the CornSilk brand of facial make-up. Under the provisions of this agreement adjustments to the original purchase price were negotiated. As a result the intangible assets arising from this acquisition were reduced by approximately $482,000.



 4. EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders (which for the Company equals its recorded net income (loss)) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock.

         A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:


                                              (Amounts in thousands, except per share data)
                                               Three Months Ended        Nine Months Ended
                                                  September 30             September 30
                                                1999         1998        1999         1998
                                              -------      -------     -------      -------
Net earnings (loss) (numerator)               $(6,066)     $ 3,784     $(4,133)     $11,440
                                              -------      -------     -------      -------
Weighted-average common shares
   (denominator for basic earnings (loss)
   per share)                                   7,356        7,569       7,386        7,599

Effect of dilutive securities:

   Employee stock options                          --          435          --          551
Weighted-average common and potential
   common shares outstanding
   (denominator for diluted earnings
   (loss) per share)                            7,356        8,004       7,386        8,150
                                              -------      -------     -------      -------
Basic earnings (loss) per share               $ (0.82)     $  0.50     $ (0.56)     $  1.50
                                              -------      -------     -------      -------
Diluted earnings (loss) per share             $ (0.82)     $  0.47     $ (0.56)     $  1.40
                                              -------      -------     -------      -------

         Employee stock options for 1,685,000 and 127,000 shares for the periods ended September 30, 1999 and 1998, respectively, were not included in the net earnings per share because their effect would have been anti-dilutive.


    5.   COMPREHENSIVE INCOME (LOSS)


         Effective January 1, 1998, the Company adopted SFAS No. 130,
         "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available for sale. The components of comprehensive income (loss) for the three months and nine months ended September 30, 1999 and 1998 are as follows:


                                          Three Months Ended         Nine Months Ended
                                            September 30                September 30
                                       ----------------------      ----------------------
                                         1999          1998          1999          1998
                                       --------      --------      --------      --------
Net earnings (loss)                    $ (6,066)     $  3,784      $ (4,133)     $ 11,440
Other comprehensive income (loss):
  Foreign currency translation              225           (27)          443           (61)
                                       --------      --------      --------      --------
Total comprehensive income (loss)      $ (5,841)     $  3,757      $ (3,690)     $ 11,379
                                       --------      --------      --------      --------
                                       --------      --------      --------      --------

    6.   GAIN ON SALE OF FACILITY

         In February, 1999, the Company sold a warehouse facility in Plainview, New York for net proceeds of $2.5 million. At December 31, 1998, this facility was included in property, plant and equipment and was accounted for as a held for sale asset.


    7.   SEGMENT INFORMATION

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

                                    Three Months Ended             Nine Months Ended
                                       September 30                  September 30
                                   -----------------------     ----------------------
                                    1999          1998          1999           1998
                                  ---------      ---------     ---------      ---------
                                      (in thousands)               (in thousands)
Net sales
         Cosmetic                 $  48,403      $  54,682     $ 149,902      $ 164,712
         Pharmaceutical              16,183         15,981        46,997         45,338
                                  ---------      ---------     ---------      ---------
         Consolidated             $  64,586      $  70,663     $ 196,899      $ 210,050
                                  ---------      ---------     ---------      ---------
                                  ---------      ---------     ---------      ---------

Operating income (loss)
         Cosmetic                 $ (10,307)     $   3,269     $ (10,034)     $  13,339
         Pharmaceutical               2,856          4,142         6,788          9,005
                                  ---------      ---------     ---------      ---------
         Consolidated             $  (7,451)     $   7,411     $  (3,246)     $  22,344
                                  ---------      ---------     ---------      ---------
                                  ---------      ---------     ---------      ---------

Gain on asset sale                $      --      $      --     $   1,734      $      --
Interest expense, net             $   1,512      $   1,008     $   4,229      $   2,977
                                  ---------      ---------     ---------      ---------
Earnings (loss) before taxes      $  (8,963)     $   6,403     $  (5,741)     $  19,367
                                  ---------      ---------     ---------      ---------
                                  ---------      ---------     ---------      ---------

Depreciation and amortization
         Cosmetic                 $   1,681      $   1,569     $   4,838      $   4,559
         Pharmaceutical                 114            109           329            332
                                  ---------      ---------     ---------      ---------
         Consolidated             $   1,795      $   1,678     $   5,167      $   4,891
                                  ---------      ---------     ---------      ---------
                                  ---------      ---------     ---------      ---------


8.       FINANCING ARRANGEMENTS

         Under the Company's senior note facility, the Company must meet an earnings-based financial test in order to declare and pay cash dividends. As a result of the net loss in the third quarter of 1999, the Company is unable to meet this financial test and is therefore restricted from paying a cash dividend for the third quarter of 1999. Further, under the Company's $20 million revolving credit facility, the Company is prohibited from declaring cash dividends until October 1, 2001.

         As a result of the net loss in the third quarter of 1999, the Company did not meet certain earnings-based financial covenants contained in its $20 million revolving credit facility. As of November 12, 1999, the lender under this facility waived compliance by the Company with these covenants for the third quarter and amended these covenants through October 1, 2001, the revised maturity date of the facility.


9.       ASSET HELD FOR SALE

         The Company is in contract for the sale of land in Farmingdale, New York with estimated proceeds of $2,250,000. At September 30, 1999, this land was included in property, plant and equipment, with a net book value of approximately $800,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1) RESULTS OF OPERATIONS

    THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 1999 VERSUS SEPTEMBER 1998

    NET SALES

    Net sales for the third quarter of 1999 were $64.6 million, a decrease of 8.6% compared to $70.7 million in 1998. Net sales for the first nine months of 1999 were $196.9, a decrease of 6.3% compared to $210.1 million in 1998.

    Cosmetic net sales for the third quarter were $48.4 million, a decrease of 11.5% compared to $54.7 million in 1998. Cosmetic net sales for the first nine months of 1999 were $149.9 million, a decrease of 9.0% compared to $164.7 million in 1998. The net sales decrease is due primarily to lower shipments of the Naturistics cosmetics and bath & body care line and higher product returns.

    Pharmaceutical net sales for the third quarter of 1999 were $16.2 million, an increase of 1.3% compared to $16.0 million in 1998. Pharmaceutical net sales for the first nine months of 1999 were $47.0 million, an increase of 3.7% compared to $45.3 million in 1998. The increase is primarily due to growth in the Orajel family of products.


    COST OF SALES

    Cost of sales for the third quarter of 1999 were $ 34.7 million, or 53.8% of net sales, as compared to $30.5 million, or 43.2% of net sales in 1998. Cost of sales for the nine months of 1999 were $93.2 million, or 47.3% of net sales, compared to $85.4 million, or 40.6% of net sales in 1998. The increase in cost of sales, as a percentage of net sales, is due primarily to lower shipments of the Naturistics cosmetics and bath & body care line and an increase in the provision for product returns due to the high level of unanticipated returns the Company continues to experience. Also included in the cost of sales for the third quarter of 1999 is an increase in the inventory valuation reserve of $4.5 million to reflect the estimated market value of the Naturistics inventory pursuant to the Company's plan to reduce excess and slow moving inventory of such brands.


    SELLING AND ADMINISTRATIVE EXPENSES

    Selling and administrative expenses for the third quarter of 1999 were $37.3 million, or 57.7% of net sales, compared to $32.7 million, or 46.3% of net sales in 1998. Selling and administrative expenses for the first nine months of 1999 were $106.9 million, or 54.3% of net sales, compared to $102.3 million or 48.7% in 1998. The increase in the third quarter was primarily attributable to increased advertising and promotional expenses which are subject to quarterly variability due to the timing of such expenses. The increase as a percentage of net sales is also attributable to the negative impact of product returns on net sales.


     GAIN ON SALE OF FACILITY

     In February 1999, the Company sold a warehouse facility in Plainview, New York for $2.7 million. At December 31, 1998, this facility was included in property, plant and equipment and was accounted for as a held for sale asset.


    NET INTEREST EXPENSE

    Interest expense, net of interest income, for the first nine months of 1999 was $4.2 million, compared to $3.0 million in 1998. Interest expense, net of interest income, for the third quarter of 1999 was $1.5 million compared to $1.0 million in 1998. The increase is due to higher average borrowings during the first nine months of 1999, as compared to the first nine months of 1998, principally due to the financing of the acquisition of intellectual property rights and other assets of the CornSilk brand of facial make-up in May 1998, and an increase in short-term borrowings with banks.

      PROVISION FOR INCOME TAXES

      The Company recorded a tax benefit of $2.9 million and $1.6 million for the three and nine months ended September 30, 1999, respectively, based on an estimated 28% tax benefit for the year ending December 31, 1999, compared to an effective annual tax rate of 41% in 1998. The tax benefit recorded in the third quarter includes the reversal of $.4 million of previously recorded tax provisions in the first and second quarter of 1999 as a result of the change in the estimated annual effective tax rate (benefit).

      NET EARNINGS

      For the nine months ended September 30, 1999, the Company had a net loss of $4.1 million, compared to net earnings in 1998 of $11.4 million. For the three months ended September 30, 1999 the Company had a net loss of $6.1 million, compared to net earnings of $3.8 million in 1998.The net loss is primarily attributable to lower shipments of the Naturistics cosmetics and bath & body care line, higher product returns, and an increase in the inventory valuation reserve for the Naturistics brand.


(2)   LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999 and 1998, the Company had cash and cash equivalents of $2.5 million.

      Net cash used in operating activities was $8.5 million for the nine months ended September 30, 1999, primarily due to an increase in inventories of $6.2 million to support new product lines and promotional sales.

      Cash of $2.5 million was provided by the sale of a facility in the first quarter of 1999. Cash used for property, plant and equipment additions was $4.9 million for the nine months ended September 30, 1999, compared to $4.8 million in 1998.

      Net cash provided by financing activities for the nine months ended September 30, 1999 was $9.6 million, due primarily to proceeds received under a four year revolving credit agreement with a bank and short-term borrowings under lines of credit with banks, partially offset by repayments of short-term borrowings and acquisition of treasury stock.

      Under the Company's senior note facility, the Company must meet an earnings-based financial test in order to declare and pay cash dividends. As a result of the net loss in the third quarter of 1999, the Company is unable to meet this financial test and is therefore restricted from paying a cash dividend for the third quarter of 1999. Further, under the Company's $20 million revolving credit facility, the Company is prohibited from declaring cash dividends until October 1, 2001.

      As a result of the net loss in the third quarter of 1999, the Company did not meet certain earnings-based financial covenants contained in its $20 million revolving credit facility. As of November 12, 1999, the lender under this facility waived compliance by the Company with these covenants for the third quarter and amended these covenants through October 1, 2001, the revised maturity date of the facility.

      The Company currently is in discussion with lenders to refinance its existing short-term and long-term financing arrangements in order to provide sufficient liquidity to the Company for the foreseeable future, when considered together with cash from future operations and cash on hand. However, there can be no assurance that a new long-term financing arrangement will become available to the Company or that the terms of this new financing will be at least as favorable to the Company as the terms of its existing financing arrangements.

      YEAR 2000 CONVERSION

      The Company has addressed the issue of many existing computer programs using only the last two digits to refer to a year. Some of these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. A committee specifically created to resolve Year 2000 issues meets regularly. It is led by a member of the Board of Directors and comprised of senior corporate executives and an outside expert, as well as sub-committees and task forces.


      The Company's efforts to identify and address issues relating to its readiness for Year 2000 have included the following: the identification phase (100% complete) consisting of development of an inventory of computer based systems, software, third party programs and all hardware including embedded microprocessors. The assessment phase (100% complete) has focused on the identification of those applications most critical to the business including examination of all coding used for date calculations. The remediation phase (100% complete) consisting of systems changes, where necessary, by replacement, modification or upgrade. The testing phase (approximately 95% complete) includes unit tests of each application followed by fully integrated systems tests with dates rolled forward on test machines to check performance and computational accuracy. All significant suppliers, customers and financial institutions, as well as all customers doing business electronically with the Company, have been contacted in order to identify potential areas of concern. Final integration tests are anticipated to be completed by December 1, 1999.

     The Company currently estimates that remediation costs will approximate $1,000,000 for replacement systems, discovery tools and expenses necessary to achieve Year 2000 compliance.

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

     The Company has identified and documented potential business disruptions and continuity planning procedures. This activity has focussed on potential failures of internal and external systems required to carry out normal business operations, including services provided by the public infrastructure such as electric power, transportation and telecommunications.

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

     PART II - OTHER INFORMATION



     Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibit 10.1    Second Amendment and Waiver, dated as of
                                 November 12, 1999, to the Loan Agreement dated as of December 31, 1998, as amended, by and among the Company, Del Pharmaceuticals, Inc. and The Chase Manhattan Bank (To be filed by amendement).

                 Exhibit 27.1    Financial Data Schedule

            (b)  Reports on Form 8-K

                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DEL LABORATORIES, INC.
                                             (Registrant)



DATE:    NOVEMBER 15, 1999                   /s/ DAN K. WASSONG
---------------------------------------      -----------------------------------
                                             Dan K. Wassong
                                             Chairman, President and
                                             Chief Executive Officer








DATE:    NOVEMBER 15, 1999                   /s/ ENZO J. VIALARDI
---------------------------------------      ------------------------------
                                             Enzo J. Vialardi
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)