Form 10-Q/A
period 1999-09-30
DEL LABORATORIES INC
filed 1999-11-16
CIK 27751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A

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

     PART II - OTHER INFORMATION



     Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibit 10.1    Second Amendment and Waiver, dated as of
                                 November 12, 1999, to the Loan Agreement dated as of December 31, 1998, as amended, by and among the Company, Del Pharmaceuticals, Inc. and The Chase Manhattan Bank.

                 Exhibit 27.1    Financial Data Schedule (filed previously).

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



DATE:    NOVEMBER 16, 1999                   /s/ DAN K. WASSONG
---------------------------------------      -----------------------------------
                                             Dan K. Wassong
                                             Chairman, President and
                                             Chief Executive Officer








DATE:    NOVEMBER 16, 1999                   /s/ ENZO J. VIALARDI
---------------------------------------      ------------------------------
                                             Enzo J. Vialardi
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)