Form 10-K
period 1999-12-31
DEL LABORATORIES INC
filed 2000-03-30
CIK 27751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                 (516) 844-2020
              Registrant's telephone number, including area code:

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.          [ ]

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 23, 2000 was $29,021,724. On such date, the average bid and asked price for the Common Stock was $8.1875 per share.

    The number of shares of Common Stock outstanding as of March 23, 2000 was 7,543,726 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                   DOCUMENT                      PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED
-----------------------------------------------  --------------------------------------------------------------
Definitive Proxy Statement for 2000 Annual       Part III, Items 10, 11, 12 and 13
Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1--BUSINESS

    Del Laboratories, Inc. (the "Company") manufactures, markets and distributes cosmetics and proprietary over-the-counter pharmaceuticals. The Company's principal cosmetics products are nail care products, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products, and other related cosmetic items. The Company's cosmetics products are marketed under such well-known brand names as Sally Hansen Hard as Nails and Sally Hansen Professional Nail (nail care and nail color products), CornSilk (face make-up), Naturistics (color cosmetics and bath and body care), LaCross (beauty implements), and N.Y.C. New York Color (color cosmetics). The Company's proprietary pharmaceutical products include oral analgesics, acne treatment products, first aid products and eye/ear medications. The Company's pharmaceutical products are marketed under such well-known brand names as Orajel and Tanac (oral analgesics), Propa pH (acne treatment), Pronto (pediculicides), Arthricare (topical arthritis treatment), Stye (ophthalmic ointment) and Auro-Dri (ear remedy). The Company's products are sold principally in the United States and Canada to wholesalers and independent and chain drug, mass merchandisers and food stores.

    The Company seeks to increase sales by aggressively marketing its products under established brand names. The Company targets the mass market, which accounts for a major portion of the decorative color cosmetics market and the majority of the over-the-counter pharmaceuticals market. The Company's customers in the mass market channel include Walgreens, Rite Aid, CVS, and Eckerd, major drug store chains; Wal-Mart, K-Mart and Target, major national chain mass merchandisers; and numerous regional chain drug stores and mass merchandisers. The Company also distributes its pharmaceutical products to drug wholesalers, including McKesson Drug and Bergen Brunswig and national food chains, including Kroger and Albertson's. Other than Wal-Mart Stores, Inc., which accounted for 25.4%, 21.5% and 22.7% of the Company's total net sales for 1999, 1998 and 1997, respectively, and Walgreens which accounted for 10.4% and 10.3% of the Company's total net sales in 1999 and 1998, respectively, no single customer accounted for more than 10% of the Company's total net sales.

    The Company advertises its products on television and radio and in magazines. In-store displays and promotional activities are also utilized to attract consumer attention and to inform them of the products available under the Company's various brands. Cooperative advertising programs with retailers are also employed to further enhance consumer awareness of the Company's products and brands. Advertising expenditures were $29.0 million in 1999, or 10.8% as a percentage of total net sales.

    The Company utilizes two in-house national sales organizations, one for its cosmetics product lines and one for its pharmaceutical product lines. The Company also employs independent manufacturers' representatives in selected geographic areas where a full-time sales employee would not be economically justified.

    Certain financial information regarding the Company's industry segments is set forth in the table below:

                               INDUSTRY SEGMENTS
                           (IN THOUSANDS OF DOLLARS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales to unaffiliated customers:
    Cosmetics...............................................  $203,484   $213,714   $207,260
    Pharmaceuticals.........................................    63,863     61,148     55,750
Operating income (loss):
    Cosmetics...............................................   (11,938)    10,381     15,424
    Pharmaceuticals.........................................     9,313     12,513      9,828
Identifiable assets:
    Cosmetics...............................................   122,417    120,664     87,449
    Pharmaceuticals.........................................    22,674     20,205     16,635
    Corporate (unallocated assets)..........................    35,470     36,605     45,230

    The Company was incorporated in Delaware in 1961. The Company's cosmetics business is conducted primarily by the Company and its wholly-owned subsidiary, Del Laboratories (Canada) Inc., which sells the Company's cosmetics products to the Canadian market. The Company's pharmaceuticals business is conducted primarily by the Company's wholly-owned subsidiary, Del Pharmaceuticals, Inc., and its indirect wholly-owned subsidiary, Del Pharmaceutics (Canada) Inc., which sells the Company's pharmaceutical products to the Canadian market.

    The Company's products are sold in a limited number of foreign countries. Export net sales (which exclude sales in Canada and Puerto Rico) have historically not exceeded 5.0% of the Company's total net sales in any year. In 1999, export net sales represented approximately 1.7% of the Company's total net sales. The Company has formed a limited number of subsidiaries to conduct its business in certain foreign countries. In certain other foreign countries, the Company licenses local representatives and appoints local distributors to sell the Company's products.

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

    The Company expended approximately $5,219,000, $4,927,000 and $5,038,000 in 1999, 1998 and 1997, respectively, on research activities relating to the development of new products, clinical and regulatory affairs and quality control, all of which activities are conducted internally by the Company.

    Competition in both the cosmetics and over-the-counter pharmaceuticals markets is intense. Many of the principal competitors in each of the Company's industry segments are well-established firms with greater financial and marketing resources. Frequent new product introductions and attendant advertising characterize both industry segments in which the Company operates. Consumer brand preferences in the Company's industry segments are generally influenced by advertising, promotional support and price. The cosmetics industry is sensitive to consumer purchasing power. The Company's competitors in the cosmetics market include Revlon, Inc., Procter and Gamble (Cover Girl, Oil of
Olay), Cosmair (Maybelline) and L'Oreal and, in the over-the-counter pharmaceuticals market, include Whitehall-Robbins Division of American Home Products Corp., Warner-Lambert Company, Pfizer, Block Drug, Thompson Medical,

Procter and Gamble Co., SmithKline Beecham, Bristol Myers Squibb, Colgate Palmolive and Johnson and Johnson.

    The Company has registered its principal trademarks in each segment of its business both in the United States and in many countries throughout the world. The Company considers its trademarks to be material assets, and the registration and protection of its trademarks in the aggregate to be important to its business, in that the success of certain of the products is due at least in part to the goodwill associated with the Company's primary brand names. The Company has also been issued several United States patents, expiring at various times through 2015, and has licensed certain intellectual property from third parties. While the Company believes its patents and licenses to be important, it does not consider its business as a whole to be dependent on such licenses or patent protection.

    The Company currently has approximately 1,500 employees. Approximately 440 of the Company's employees are represented by two labor unions. The Company has not experienced any work stoppages and considers its employee and labor relations to be satisfactory.

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

    In February 2000, the Company acquired property located in the City of Barrie, Province of Ontario, Canada, consisting of a building with approximately 68,000 square feet of floor space. The facility is used for manufacturing and shipping and contains the administrative offices of its Canadian subsidiaries. In addition, the Company owns a 39,000 square foot facility which prior to February 2000 was used by its Canadian subsidiaries and is in contract for sale.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5--MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the American Stock Exchange under the symbol "DLI". The range of high and low sales prices as reported in the consolidated transaction reporting system of such exchange for each quarterly period during the past two years is as follows:

                                                                     1999                  1998
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
First Quarter...............................................   $25.00     $17.75     $33.19     $27.28
Second Quarter..............................................   $19.00     $13.75     $32.75     $21.75
Third Quarter...............................................   $17.25     $13.00     $28.50     $19.50
Fourth Quarter..............................................   $14.06     $ 7.50     $26.38     $16.00

    There were 490 holders of record of the Company's common stock at December 31, 1999. This does not include beneficial holders whose shares are held of record by nominees. The Company paid regular quarterly dividends of $.026 from January 1997 through December 1997; $.035 from January 1998 through September 1999 and a 2% stock dividend in December 1999. The Company has paid uninterrupted dividends for the past twenty-five years. The per share information set forth above has been adjusted for a 4-for-3 stock split on February 20, 1998, effected in the form of a stock dividend.

    The terms of the Company's various borrowing agreements provide, among other things, for restrictions on the payment of cash dividends and certain other expenditures. At December 31, 1999, no amounts were available for cash dividends or the repurchase of treasury stock.

ITEM 6--SELECTED FINANCIAL DATA

(Amounts in Thousands Except Per Share and Employee Data)

                                                    1999       1998       1997       1996       1995
                                                  --------   --------   --------   --------   --------
Operating data:
Net sales.......................................  $267,347   $274,862   $263,010   $232,951   $212,048
Net earnings (loss).............................    (4,002)    11,077     13,127      9,278      7,025
Earnings (loss) per common share: (a)
  Basic.........................................     (0.53)      1.43       1.69       1.22        .92
  Diluted.......................................     (0.53)      1.34       1.56       1.12        .84
Dividends per share: (a)
  Cash..........................................      .105        .14       .105       .079       .079
  Stock.........................................        2%         --         --         --         --
Weighted average common shares outstanding: (a)
  Basic.........................................     7,530      7,733      7,745      7,597      7,614
  Diluted.......................................     7,530      8,288      8,415      8,320      8,328
Balance sheet data:
  Total assets..................................  $180,561   $177,474   $149,314   $122,382   $114,717
  Long-term debt................................    75,750     59,400     43,879     40,000     40,000
  Working capital...............................    74,472     62,728     53,576     51,266     42,034
  Shareholders' equity..........................    50,873     59,097     54,530     44,842     38,021
Other data:
  Capital additions.............................  $  7,288   $  7,224   $ 15,230   $  5,327   $  7,569
  Approximate # of employees....................     1,500      1,560      1,390      1,329      1,243

------------------------

(a) Adjusted to reflect a 2% stock dividend effective November 30, 1999, 4-for-3 stock splits effective February 20, 1998 and November 8, 1996 and a 2-for-1 stock split effective June 16, 1995.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    NET SALES. Net sales were $267.3 million and $274.9 million for 1999 and 1998, respectively, a decrease of $7.6 million or 2.8%. Cosmetics net sales were $203.5 million and $213.7 million for 1999 and 1998, respectively, a decrease of $10.2 million or 4.8%. The net sales decrease is due primarily to lower shipments of the Naturistics cosmetics and bath & body care line, as a result of the previously disclosed market repositioning of the line and, an increase in product returns, partially offset by shipments of N.Y.C. New York Color cosmetics introduced in 1999.

    Pharmaceutical net sales were $63.9 and $61.1 million for the 1999 and 1998, respectively, an increase of $2.8 million or 4.6%. The increase is primarily due to volume growth in the Orajel family of products.

    COST OF SALES. Cost of sales were $124.9 million or 46.7% of net sales in 1999, compared to $115.8 million or 42.1% of net sales in 1998, an increase of $9.1 million or 7.9%. The increase in cost of sales, as a percentage of net sales, is due primarily to a change in Cosmetics sales mix, increased returns and, an increase in the inventory valuation reserve to reflect the estimated market value of the Naturistics inventory pursuant to the Company's plan to reduce excess and slow moving inventory of this brand.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $145.0 million, or 54.2% of net sales in 1999 compared to $136.2 million or 49.5% of net sales in 1998. The increase as a percentage of net sales is primarily attributable to higher promotional costs, increases in information technology expenses and the impact of product returns on net sales.

    GAINS ON SALES OF FACILITY AND LAND. In February 1999, the Company sold a warehouse facility in Plainview, New York for $2.7 million, resulting in a gain before income taxes of $1.7 million. At December 31, 1998, this facility was included in property, plant and equipment and was accounted for as a held for sale asset. On December 8, 1999, the Company sold a parcel of land in Farmingdale, New York for $2.3 million, resulting in a gain before income taxes of $1.3 million.

    NET INTEREST EXPENSE. Net interest expense was $5.9 million in 1999 compared to $4.4 million in 1998. The increase is due to higher average borrowings in 1999 as compared to 1998 due principally to the financing of the acquisition of intellectual property rights and other assets of the CornSilk brand of facial make-up in May 1998, higher working capital requirements and, increased borrowing rates.

    INCOME TAXES. The Company recorded a tax benefit of $1.5 million in 1999 based on an estimated 27% tax benefit for the year ended December 31, 1999, compared to an effective annual tax rate of 41% in 1998.

    NET EARNINGS (LOSS). As a result of the above, the Company incurred a net loss of $4.0 million in 1999 compared to net earnings of $11.1 million or 4.0% of net sales in 1998.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    NET SALES. Net sales were $274.9 million and $263.0 million for 1998 and 1997, respectively, an increase of $11.9 million or 4.5%. Cosmetic net sales were $213.7 million and $207.3 million for 1998 and 1997, respectively, an increase of $6.4 million or 3.1%. The increase in cosmetic net sales resulted primarily from volume growth in existing products and new product introductions in the Sally Hansen, LaCross and CornSilk brands. The cosmetic net sales increase in 1998 was partially offset in the fourth quarter by incremental sales returns of approximately $4.0 million associated with the acceleration of a program to reposition and repackage the Naturistics cosmetics line.

    Pharmaceutical net sales were $61.2 million and $55.8 million for 1998 and 1997, respectively, an increase of $5.4 million or 9.5%. The increase in pharmaceutical net sales resulted primarily from volume growth in the Orajel family of products and the Pronto line of pediculicides.

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

    NET INTEREST EXPENSE. Net interest expense was $4.4 million in 1998 compared to $3.4 million in 1997. Interest expense increased $.7 million to $4.7 million in 1998 from $4.0 million in 1997 due primarily to borrowings related to the acquisition of intellectual property rights and other assets of the Corn Silk brand of facial make-up in May 1998 and to imputed interest (non-cash expense) related to the purchase of land and buildings in North Carolina in May 1997.

    INCOME TAXES. The Company's effective tax rate was 40% in both 1998 and 1997. In the fourth quarter of 1998, the Company revised its 1998 projected effective tax rate from 41% to 40% resulting in an additional tax benefit of $.2 million.

    NET EARNINGS. As a result of the above, net earnings decreased to $11.1 million or 4.0% of net sales compared to $13.1 million or 5.0% of net sales in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, the Company had cash and cash equivalents of $3.6 million as compared to $3.7 million at December 31, 1998.

    Net cash used in operating activities was $8.0 million and $2.5 million for the years ended December 31, 1999 and December 31, 1998, respectively. Net cash provided by operating activities was $17.9 million for the year ended 1997. The increase of $5.5 million in net cash used in operating activities for 1999 compared to 1998 resulted primarily from lower earnings, decreases in accounts payable and accrued liabilities, partially offset by decreased cash used in accounts receivable and inventories.

    Cash of $4.6 million was provided by the sales of land and a facility in 1999. Cash used for property, plant and equipment additions was $7.3 million, $7.2 million and $10.8 million for 1999, 1998 and 1997, respectively. Capital expenditures for 1999 and 1998 were primarily for manufacturing machinery and equipment. Cash used for capital expenditures in 1997 included $2.0 million of equipment for the Company's new distribution facility. In 1997, the Company exchanged a non-interest bearing purchase money promissory note discounted to $4.4 million for land and buildings in North Carolina to be used for a new distribution facility.

    Net cash provided by (used in) financing activities was $10.5 million, $10.5 million, and ($6.6 million) for 1999, 1998 and 1997, respectively. In 1999 and 1998, cash was provided by proceeds received under the revolving credit agreement with a bank and short-term borrowings under lines of credit with banks. Cash was used primarily for acquisition of shares of the Company's common stock aggregating $4.5 million, $7.3 million, and $5.9 million in 1999, 1998 and 1997, respectively, repayments of short-term borrowings of $3.5 million and $15.7 million in 1999 and 1998, respectively, and dividend payments of $1.0 million, $1.0 million and $0.7 million in 1999, 1998 and 1997, respectively. As of December 31, 1999, the Company was authorized to purchase up to 211,255 additional shares based on the existing Board authorization. At December 31, 1999, no amounts were available for cash dividends or the repurchase of treasury stock.

    On February 25, 2000, the senior notes were amended and restated primarily to reduce the $8,000,000 principal repayments due on May 31, 2001 and May 31, 2002. The amended notes require annual principal repayments of $4,000,000 on May 31, 2001 and May 31, 2002; $8,000,000 on May 31, 2003 and May 31, 2004 and
the balance on May 31, 2005. The terms of the amended agreement include covenants, which provide among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock, and certain other expenditures.

    On February 25, 2000, the Company amended the revolving credit agreement entered into in December 1998. The amendment increased the facility to $47,500,000 from $20,000,000 and extended the expiration to February 25, 2003. In addition, the notes under lines of credit were paid and cancelled as part of this amendment. After giving effect to the refinancing of the lines of credit this amended revolving credit agreement increased the Company's borrowing capacity by $10,000,000. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR, prime or federal funds rates. The terms of the agreement include a commitment fee based on unutilized amounts, an annual agency fee and covenants which provide among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock, and certain other expenditures. The revolving credit facility, as amended, is collateralized by the Company's trademarks and accounts receivable until such time as the borrowings under the revolving credit agreement are less than $22,500,000 and a certain financial ratio is achieved. The senior note holder and the lenders under the revolving credit agreement have entered into an intercreditor agreement which includes the pro rata sharing of such collateral. No compensating balances are required.

    Under the Company's purchase money promissory note for its property in North Carolina, the final payment of $3,850,000 is due on May 15, 2000. The Company has received a commitment to refinance this note through a mortgage on land and buildings and anticipates completing the refinancing prior to May 15, 2000.

    On February 22, 2000, the Company purchased a 68,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario for $1,828,000. The purchase was financed with a combination of a mortgage bridge loan and a five year mortgage. The existing 39,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario, was included in property, plant and equipment as of December 31, 1999, with a net book value of approximately $458,000 and is currently in contract for sale with estimated proceeds of $790,000. Approximately $631,000 of the proceeds will be used to satisfy the mortgage bridge loan.

    Estimated cash flow from operations and available working capital lines of credit along with leasing transactions, are expected to be adequate to fund the Company's anticipated working capital and property, plant and equipment requirements in the foreseeable future.

    The Company believes that general inflation has had no significant impact on its earnings (loss) from operations during the last three years.

YEAR 2000 CONVERSION

    The Company addressed the issue of computers potentially misinterpreting dates after the turn of the century. If not corrected, computer applications could have failed or created erroneous results. A committee specifically created to resolve Year 2000 issues met regularly. It was led by a member of the Board of Directors and comprised of senior corporate executives, a cross section of key departmental personnel and an outside expert.

    The Company's efforts to identify and address issues relating to its readiness for Year 2000 included four phases: Identification, Assessment, Remediation and Testing. The identification phase consisted of an inventory of computer-based systems, software, third party programs and hardware including embedded microprocessors. The assessment phase focused on the identification of those applications most critical to the business including examination of all coding used for date calculations. The remediation phase consisted of systems changes by replacement, modification or upgrade. The testing phase included unit tests of each application followed by fully integrated systems tests with dates rolled forward on test machines to check performance and computational accuracy. All significant suppliers, customers, financial institutions and any other organization doing business electronically with the Company were contacted in order to identify potential areas of concern. All phases of the project are 100% complete.

    The Company estimates that remediation costs of approximately $1,000,000 were incurred for replacement systems, discovery tools and expenses necessary to achieve Year 2000 compliance.

    Based upon the Company's review as indicated above and the results of confirmatory testing after the changeover to 2000, no problems related to Y2K have resulted which have any material impact on the Company's results of operations, liquidity or financial position. The Company will continue to monitor any Y2K issues for the remainder of 2000.

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis of the Results of Operations and Financial Condition and other sections of this Annual Report include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, delays in introducing new products or failure of consumers to accept new products, actions by competitors which may result in mergers, technology improvement or new product introductions, the dependence on certain national chain drug stores, food stores and mass merchandiser relationships due to the concentration of sales generated by such chains, changes in fashion oriented color cosmetic trends, and trends in the general economy.

    Readers are cautioned not to place undo reliance on these forward-looking statements, which reflect management's analysis, judgement, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No, 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS 137, which is effective for quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 provides guidance for accounting for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not believe that the implementation of SFAS No. 133 will have a significant impact on its financial position or results of operations.

ITEM 7A--MARKET RISK SENSITIVE INSTRUMENTS

    The market risk inherent in the Company's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISK

    The Company's borrowings at December 31, 1999 under the revolving credit agreement and lines of credit expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The Company believes that a hypothetical 10% change in interest rates amounts to approximately $0.3 million and could have a material effect on earnings.

FOREIGN EXCHANGE RISK

    The Company is subject to risk from changes in the foreign exchange rate for its foreign subsidiaries which use a foreign currency as their functional currency and is translated into U.S. dollars. Such changes result in cumulative translation adjustments which are included in shareholders' equity and in the determination of other comprehensive income. Intercompany transactions between the Company and its foreign subsidiaries are recorded by the foreign subsidiaries in their functional currency. The potential loss resulting from a hypothetical 10% adverse change in the quoted foreign currency exchange rate amounts to approximately $0.5 million. Actual results may differ.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Consolidated Financial Statements and Schedule included separately herein.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) The information required with respect to Directors is set forth under the captions "Election of Directors--Information Concerning Directors" and "Security Ownership of Certain Beneficial Owners--Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A and incorporated herein by reference.

(b) The executive officers of the Company, the positions held by them, their ages and the years in which they began to serve in the position or office held as of December 31, 1999 are as follows:

                                                                                                  YEAR IN
                                                                                                WHICH BEGAN
                                                                                                TO SERVE IN
                                                                                              POSITION OR AS
NAME                                                   POSITION                     AGE      EXECUTIVE OFFICER
----                                                   --------                   --------   -----------------
Dan K. Wassong.......................  Chairman, President and Chief Executive       69            1969
                                       Officer, Director

Charles J. Hinkaty...................  Vice President, President of Del              50            1985
                                       Pharmaceuticals, Inc., Director

Enzo J. Vialardi.....................  Executive Vice President, Chief Financial     63            1998
                                       Officer

William H. McMenemy..................  Executive Vice President of Marketing,        53            1980
                                       Cosmetics Division, North America

Harvey P. Alstodt....................  Executive Vice President of Sales,            60            1988
                                       Cosmetics Division, North America

James F. Lawrence....................  Group Vice President--Operations              65            1993

Gene L. Wexler.......................  Vice President, General Counsel and           44            1999
                                       Secretary

Thomas Redder........................  Vice President--Chief Information Officer     52            1996

    There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer. The executive officers of the Company are elected annually at the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders. No family relationship exists among any of the executive officers and directors of the Company.

    During the past five years, the principal occupation and employment of each of the Company's executive officers has been his service in the respective position shown in the above table, except as follows:

    Enzo J. Vialardi has been Executive Vice President and Chief Financial Officer of the Company since August 1998. Prior to that time, he served as an independent consultant from January 1995 to August 1998.

    Gene L. Wexler has been Vice President, General Counsel and Secretary of the Company since September 1999. From January 1994 through March 1999, he was Vice President, General Counsel and Assistant Secretary at Genovese Drug
Stores, Inc.

    Thomas Redder has served as Vice President-Chief Information Officer of the Company since February 1996. From 1986 through 1995, he was employed by Newsday as Vice President, Information Systems

ITEM 11--EXECUTIVE COMPENSATION

    The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required is set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Election of Directors--Information Concerning Directors" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)  Documents filed as part of this report:

    (1) and (2) See Consolidated Financial Statements and Schedule included herein.

    (3) Exhibit Index

b) There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

ITEM TITLE                       EXHIBIT NO.                           DESCRIPTION
----------                       -----------                           -----------
Articles of Incorporation and        3.1 (a)      Restated Certificate of Incorporation as filed with
  By-Laws                                         the Delaware Secretary of State on March 29, 1996.

                                     3.2 (b)      Certificate of Amendment filed with the Delaware
                                                  Secretary of State on June 4, 1996.

                                     3.3          Certificate of Amendment of the Restated Certificate
                                                  of Incorporation filed with the Delaware Secretary of
                                                  State on June 3, 1998.

                                     3.4 (a)      By-Laws as amended through December 14, 1995.

Material Contracts                  10.1 (c)      Employee Pension Plan, effective January 1, 1989
                                                  (amended and restated).

                                    10.2 (d)      Employee's Stock Ownership Plan, effective January 1,
                                                  1989.

                                    10.3 (e)      Amendment No. 1 to Employee's Stock Ownership Plan.

                                    10.4 (c)      Amendment No. 2 to Employee's Stock Ownership Plan.

                                    10.5 (c)      401(k) Plan effective January 1, 1989 (amended and
                                                  restated).

                                    10.6          Amendment No. 1 to 401(k) Plan adopted December 21,
                                                  1995.

                                    10.7          Amendment No. 2 to 401(k) Plan adopted March 16, 2000.

                                    10.8 (c)      Supplemental Executive Retirement Plan (amended and
                                                  restated).

                                    10.9 (i)      Amendment No. 1 effective January 1, 1997 to
                                                  Supplemental Executive Retirement Plan.

                                    10.10(j)      Amendment No. 3 to Supplemental Executive Retirement
                                                  Plan.

                                    10.11(e)      1984 Stock Option Plan, as amended to date.

                                    10.12(f)      1994 Stock Plan, as amended as of May 27, 1999.

                                    10.13(f)      Annual Incentive Plan, as amended as of May 27, 1999.

                                    10.14         Amended and Restated Employment Agreement dated as of
                                                  July 1, 1999 between the Registrant and Dan K.
                                                  Wassong.

                                    10.15(e)      Loan Agreement with Dan K. Wassong, dated as of
                                                  August 22, 1984 and related promissory notes.

                                    10.16(c)      Loan Agreement with Dan K. Wassong, dated as of April
                                                  9, 1988.

                                    10.17(g)      Loan Agreement with Dan K. Wassong, dated as of
                                                  November 14, 1990.

                                    10.18(e)      Employment Agreement with Charles J. Hinkaty, as
                                                  amended.

                                    10.19(i)      Amendment to Employment Agreement with Charles J.
                                                  Hinkaty, dated April 22, 1996.

                                    10.20(e)      Employment Agreement with Harvey P. Alstodt, as
                                                  amended.

ITEM TITLE                       EXHIBIT NO.                           DESCRIPTION
----------                       -----------                           -----------
                                    10.21(i)      Amendment to Employment Agreement with Harvey P.
                                                  Alstodt, dated April 22, 1996.

                                    10.22         Amendment to Employment Agreement with Harvey P.
                                                  Alstodt dated December 30, 1997.

                                    10.23(e)      Employment Agreement with William H. McMenemy, as
                                                  amended.

                                    10.24(i)      Amendment to Employment Agreement with William H.
                                                  McMenemy, dated April 22, 1996.

                                    10.25(j)      Employment Agreement with Enzo J. Vialardi, dated
                                                  December 30, 1998.

                                    10.26(j)      Employment Agreement with James Lawrence, dated March
                                                  1993.

                                    10.27(j)      Amendment to Employment Agreement with James Lawrence,
                                                  dated July 12, 1995.

                                    10.28(j)      Second Amendment and Employment Agreement with James
                                                  Lawrence, dated March 31, 1998.

                                    10.29(e)      Life Insurance Agreement with Robert H. Haines, as
                                                  trustee, dated as of February 18, 1993.

                                    10.30(h)      Lease between Registrant and Coliseum Towers
                                                  Associates.

                                    10.31(h)      Purchase Money Promissory Note with Carver Boat
                                                  Corporation.

                                    10.32         Amended and Restated Loan Agreement dated as of
                                                  February 25, 2000 among the Registrant, as borrower,
                                                  Del Pharmaceuticals, Inc. ("DPI"), Parfums
                                                  Schiaperlli, Inc. ("Parfums"), Royce & Rader, Inc.
                                                  ("Royce") and 565 Broad Hollow Realty Corp. ("565"),
                                                  as guarantors, The Chase Manhattan Bank, as agent for
                                                  the lenders, and The Chase Manhattan Bank and European
                                                  American Bank, as lenders.

                                    10.33         Form of Trademark Collateral Assignment and Security
                                                  Agreement dated as of February 25, 2000, between the
                                                  Registrant and The Chase Manhattan Bank, as Collateral
                                                  Agent. Similar agreements were executed by DPI and
                                                  Parfums.

                                    10.34         Form of Security Agreement dated as of February 25,
                                                  2000 between the Registrant and The Chase Manhattan
                                                  Bank, as Collateral Agent. Similar agreements were
                                                  executed by DPI, Parfums, Royce and 565.

                                    10.35         Form of General Guaranty dated as of February 25, 2000
                                                  by DPI in favor of The Chase Manhattan Bank, as
                                                  Collateral Agent. Similar agreements were executed by
                                                  Parfums, Royce and 565.

                                    10.36         Amended and Restated Loan Agreement dated as of
                                                  February 25, 2000 among the Registrant, DPI, Parfums,
                                                  Royce, 565 and Jackson National Life Insurance
                                                  Company.

ITEM TITLE                       EXHIBIT NO.                           DESCRIPTION
----------                       -----------                           -----------
Subsidiaries of Registrant          21.1          List of Subsidiaries.

Consents of Experts and Counsel     23.1          Consent of KPMG LLP dated March 27, 2000.

                                    27            Financial Data Schedule

------------------------

(a) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1995. The exhibit numbers in such Form 10-K are as follows: Restated Certificate, Exhibit 1; and By-Laws, Exhibit 2.

(b) This exhibit was filed as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1996. The exhibit number in such Form 10-Q is
    Exhibit 1.

(c) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1994. The exhibit numbers in such Form 10-K are as follows: Employee Pension Plan, Exhibit 2; Amendment No. 2 to Employee's Stock Ownership Plan, Exhibit 3; Loan Agreement with Dan K. Wassong,
    Exhibit 4; 401(k) Plan, Exhibit 5; Supplemental Executive Retirement Plan,
    Exhibit 6.

(d) This exhibit was filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1989. The exhibit number in such Form 10-K is
    Exhibit 2.

(e) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1993. The exhibit numbers in such Form 10-K are as follows: Amendment No. 1 to Employee's Stock Ownership Plan, Exhibit 2; 1984 Stock Option Plan, Exhibit 3; Loan Agreement with Dan K. Wassong dated August 22, 1984, Exhibit 4; Employment Agreement with Charles J. Hinkaty,
    Exhibit 5; Employment Agreement with Harvey P. Alstodt, Exhibit 6; Employment Agreement with William H. McMenemy, Exhibit 7; Life Insurance Agreement with Robert H. Haines, as trustee, Exhibit 9.

(f) These exhibits were filed as exhibits to the Registrant's Definitive Proxy Statement dated May 27, 1999, relating to the Registrant's 1999 Annual Meeting of Stockholders. The exhibit numbers in such Proxy Statement are as follows: 1994 Stock Plan, as amended and restated, Exhibit A; Annual Incentive Plan, as amended and restated, Exhibit B.

(g) This exhibit was filed on April 1, 1991, as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1990. The exhibit number in such Form 10-K is Exhibit 2.

(h) These exhibits were filed as exhibits to the Registrant's Form 10-Q for the quarter ended September 30, 1997. The exhibit numbers in such Form 10-Q are as follows: Lease between Registrant and Coliseum Towers Associates,
    Exhibit 10.1; Purchase Money Promissory Note with Carver Boat Corporation,
    Exhibit 10.2.

(i) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1996, as follows: 10.9 above was filed as Exhibit 1 to the 1996 10-K; 10.19 above was filed as Exhibit 2 to the 1996 10-K; 10.21 above was filed as Exhibit 3 to the 1996 10-K; and 10.24 above was filed as
    Exhibit 4 to the 1996 10-K.

(j) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1998, as follows: 10.10 above was filed as
    Exhibit 10.32 to the 1998 10-K; 10.25 above as filed as Exhibit 10.29 to the 1998 10-K; 10.26 above was filed as Exhibit 10.30 to the 1998 10-K; and
    10.27 above was filed as Exhibit 10.31 to the 1998 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DEL LABORATORIES, INC.
                                                (REGISTRANT)

                                                By    /s/ DAN K. WASSONG
                                                      ----------------------------------------------
                                                      Dan K. Wassong
                                                      CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER

March 23, 2000

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                             Chairman, President & Chief
By                     /s/ DAN K. WASSONG                      Executive Officer
             --------------------------------------            (Principal Executive         March 23, 2000
                         Dan K. Wassong                        Officer)

By                     /s/ CHARLES HINKATY
             --------------------------------------          Director, Vice President       March 23, 2000
                         Charles Hinkaty

By                    /s/ MARTIN E. REVSON
             --------------------------------------          Director                       March 23, 2000
                        Martin E. Revson

By                     /s/ JACK FUTTERMAN
             --------------------------------------          Director                       March 23, 2000
                         Jack Futterman

By                    /s/ ROBERT A. KAVESH
             --------------------------------------          Director                       March 23, 2000
                        Robert A. Kavesh

By                      /s/ STEVEN KOTLER
             --------------------------------------          Director                       March 23, 2000
                          Steven Kotler

By                    /s/ GEORGE LINDEMANN
             --------------------------------------          Director                       March 23, 2000
                        George Lindemann

By                    /s/ MARCELLA MAXWELL
             --------------------------------------          Director                       March 23, 2000
                        Marcella Maxwell

By                    /s/ ENZO J. VIALARDI
             --------------------------------------          Executive Vice President,      March 23, 2000
                        Enzo J. Vialardi                       Chief Financial Officer

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report................................            F-2

Financial Statements:

  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................            F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................            F-4

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................            F-5

  Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1999, 1998 and 1997............            F-6

  Notes to Consolidated Financial Statements................            F-7

Schedule:

II  Valuation and Qualifying Accounts for the years ended
    December 31, 1999, 1998 and 1997........................           F-27

    All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Del Laboratories, Inc.:

    We have audited the accompanying consolidated balance sheets of Del Laboratories, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Laboratories, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           /s/ KPMG LLP

Melville, New York
March 6, 2000

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1999 AND DECEMBER 31, 1998

ASSETS                                                            1999           1998
------                                                        ------------   ------------
Current assets:
  Cash and cash equivalents.................................  $  3,585,294   $  3,730,557
  Accounts receivable--less allowance for doubtful accounts
    of $1,300,000 in 1999 and 1998..........................    45,941,959     47,115,818
  Income taxes receivable...................................     1,962,448        --
  Inventories...............................................    59,155,209     55,619,832
  Deferred income taxes, net................................     5,272,000      3,649,565
  Prepaid expenses and other current assets.................     2,455,155      2,975,378
                                                              ------------   ------------
        Total current assets................................   118,372,065    113,091,150
                                                              ------------   ------------
Property, plant and equipment, at cost......................    57,722,795     57,178,427
Less accumulated depreciation and amortization..............   (20,532,169)   (19,263,190)
                                                              ------------   ------------
  Net property, plant and equipment.........................    37,190,626     37,915,237
Intangibles arising from acquisitions, net..................    17,100,974     18,449,664
Other assets................................................     7,896,911      8,017,854
                                                              ------------   ------------
        Total assets........................................  $180,560,576   $177,473,905
                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------
Current liabilities:
  Notes payable to bank.....................................  $    --        $  3,500,000
  Current portion of long-term debt.........................     3,888,461        485,610
  Accounts payable..........................................    27,174,668     35,781,224
  Accrued liabilities.......................................    12,836,531     10,023,943
  Income taxes payable......................................       --             572,109
                                                              ------------   ------------
        Total current liabilities...........................    43,899,660     50,362,886
Long-term pension liability, less current portion...........     9,051,757      7,895,044
Deferred income taxes, net..................................       986,000        718,500
Long-term debt, less current portion........................    75,750,000     59,400,401
                                                              ------------   ------------
        Total liabilities...................................   129,687,417    118,376,831
                                                              ------------   ------------

Shareholders' equity:
  Preferred stock $.01 par value, authorized 1,000,000
    shares; no shares issued................................       --             --
  Common stock $1 par value, authorized 20,000,000 shares;
    issued 10,000,000 shares................................    10,000,000     10,000,000
  Additional paid-in capital................................       126,899      1,850,617
  Accumulated other comprehensive loss......................    (1,029,106)    (1,465,750)
  Retained earnings.........................................    75,136,416     81,203,670
                                                              ------------   ------------
                                                                84,234,209     91,588,537
  Less: Treasury stock at cost, 2,455,420 shares in 1999 and
    2,340,639 shares in 1998................................   (32,119,800)   (31,097,213)
  Receivables for stock options exercised...................    (1,241,250)    (1,394,250)
                                                              ------------   ------------
        Total shareholders' equity..........................    50,873,159     59,097,074
                                                              ------------   ------------
        Total liabilities and shareholders' equity..........  $180,560,576   $177,473,905
                                                              ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Net sales..........................................  $267,346,457   $274,861,637   $263,010,452
Cost of goods sold.................................   124,920,810    115,809,582    101,089,472
Selling and administrative expenses................   145,050,663    136,158,135    136,668,570
                                                     ------------   ------------   ------------
  Operating income (loss)..........................    (2,625,016)    22,893,920     25,252,410
Other income (expense):
  Gains on sales of facility and land..............     3,042,817        --             --
  Interest expense.................................    (5,961,276)    (4,655,016)    (3,998,057)
  Interest income..................................        60,456        222,040        623,287
                                                     ------------   ------------   ------------
Earnings (loss) before income taxes................    (5,483,019)    18,460,944     21,877,640
Income taxes expense (benefit).....................    (1,481,000)     7,384,000      8,751,000
                                                     ------------   ------------   ------------
  Net earnings (loss)..............................    (4,002,019)    11,076,944     13,126,640
                                                     ============   ============   ============
Earnings (loss) per common share:
  Basic............................................  $      (0.53)  $       1.43   $       1.69
                                                     ============   ============   ============
  Diluted..........................................  $      (0.53)  $       1.34   $       1.56
                                                     ============   ============   ============
Weighted average common shares outstanding:
  Basic............................................     7,530,000      7,733,000      7,745,000
                                                     ============   ============   ============
  Diluted..........................................     7,530,000      8,288,000      8,415,000
                                                     ============   ============   ============

     The accompanying notes are an integral part of the consolidated financial statements.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          1999           1998           1997
                                                       -----------   ------------   ------------
Cash flows from operating activities:
  Net earnings (loss)................................  $(4,002,019)  $ 11,076,944   $ 13,126,640
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization....................    7,353,450      6,393,597      5,819,437
    Deferred income taxes............................   (1,354,935)    (2,062,000)       269,125
    Provision for doubtful accounts..................      112,410        174,000         65,000
    Gains on sales of land and facility..............   (3,042,817)       --             --
    Other non-cash operating items...................      679,248       (131,975)        67,679
    Changes in operating assets and liabilities:
      Accounts receivable............................      953,608    (16,581,735)         8,511
      Inventories....................................   (3,648,871)    (6,718,080)   (13,899,407)
      Prepaid expenses and other current assets......      520,223     (1,117,010)       (54,611)
      Other assets and other liabilities.............    1,338,444      1,326,292     (1,992,349)
      Accounts payable...............................   (7,639,603)     6,966,581     11,109,182
      Accrued liabilities............................    2,812,588     (3,943,516)      (927,171)
      Income taxes, net..............................   (2,033,397)     2,088,944      4,259,815
                                                       -----------   ------------   ------------
        Net cash provided by (used in) operating
          activities.................................   (7,951,671)    (2,527,958)    17,851,851
                                                       -----------   ------------   ------------
Cash flows used in investing activities:
  Proceeds from sales of land and facility...........    4,606,460        --             --
  Additions to intangibles and other assets..........      (40,138)   (11,964,598)       --
  Property, plant and equipment additions............   (7,288,175)    (7,223,537)   (10,827,246)
                                                       -----------   ------------   ------------
        Net cash used in investing activities........   (2,721,853)   (19,188,135)   (10,827,246)
                                                       -----------   ------------   ------------
Cash flows provided by (used in) financing
  activities:
  Borrowings under long-term debt....................    4,250,000     15,750,000        --
  Principal payments under long-term debt............     (433,956)      (487,076)      (219,572)
  Borrowings under short-term lines of credit........   15,750,000     19,250,000        --
  Repayments of short-term lines of credit...........   (3,500,000)   (15,750,000)       --
  Decrease in receivables for stock options
    exercised........................................       13,000         13,000         15,672
  Exercise of stock options..........................      --              38,203        264,507
  Acquisition of treasury stock......................   (4,538,799)    (7,323,295)    (5,875,068)
  Dividends paid.....................................   (1,037,618)      (996,911)      (740,308)
  Other financing activities.........................      --              (4,434)       --
                                                       -----------   ------------   ------------
        Net cash provided by (used in) financing
          activities.................................   10,502,627     10,489,487     (6,554,769)
                                                       -----------   ------------   ------------
Effect of exchange rate changes on cash..............       25,634        (21,453)        (7,167)
                                                       -----------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents........................................     (145,263)   (11,248,059)       462,669
Cash and cash equivalents at beginning of year.......    3,730,557     14,978,616     14,515,947
                                                       -----------   ------------   ------------
Cash and cash equivalents at end of period...........  $ 3,585,294   $  3,730,557   $ 14,978,616
                                                       ===========   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   ADDITIONAL    ACCUMULATED OTHER                                RECEIVABLES FOR
                                       COMMON        PAID-IN       COMPREHENSIVE      RETAINED       TREASURY      STOCK OPTIONS
                                        STOCK        CAPITAL          INCOME          EARNINGS        STOCK          EXERCISED
                                     -----------   -----------   -----------------   -----------   ------------   ---------------
Balances at December 31, 1996......  $ 8,784,514   $ 4,321,131      $  (547,028)     $61,353,458   $(27,333,714)    $(1,736,320)
Issuance of treasury stock upon
  exercise of stock options
  (354,586 shares).................      --           (592,898)        --                --           3,282,807        --
Purchase of treasury stock (282,171
  shares)..........................      --            --              --                --          (8,370,111)       --
Income tax benefit arising from
  stock options exercised..........      --          3,118,206         --                --             --             --
Repayment of receivables...........      --            --              --                --             --              189,070
Dividends declared ($.14 per
  share)...........................      --            --              --               (793,915)       --             --
Four-for-three stock split
  (note 1(k))......................    1,215,486    (6,147,439)        --             (2,498,406)     7,430,359        --
Net earnings.......................      --            --              --             13,126,640        --             --
Foreign currency translation
  adjustment.......................      --            --              (272,118)         --             --             --
  Total comprehensive income.......      --            --              --                --             --             --
                                     -----------   -----------      -----------      -----------   ------------     -----------
Balances at December 31, 1997......   10,000,000       699,000         (819,146)      71,187,777    (24,990,659)     (1,547,250)
Issuance of treasury stock upon
  exercise of stock options
  (247,012 shares).................      --         (1,178,537)        --                --           2,686,943        --
Purchase of treasury stock (362,027
  shares)..........................      --                            --                --          (8,793,497)       --
Income tax benefit arising from
  stock options exercised..........      --          2,334,588         --                --             --             --
Repayment of receivables...........      --            --              --                --             --              153,000
Dividends declared ($.14 per
  share)...........................      --            --              --             (1,061,051)       --             --
Four-for-three stock split--cash in
  lieu of fractional shares........      --             (4,434)        --                --             --             --
Net earnings.......................      --            --              --             11,076,944        --             --
Foreign currency translation
  adjustment.......................      --            --              (540,742)         --             --             --
Minimum pension liability
  adjustment, net..................      --            --              (105,862)         --             --             --
  Total comprehensive income.......      --            --              --                --             --             --
                                     -----------   -----------      -----------      -----------   ------------     -----------
Balances at December 31, 1998......   10,000,000     1,850,617       (1,465,750)      81,203,670    (31,097,213)     (1,394,250)
Issuance of treasury stock upon
  exercise of stock options
  (209,130 shares).................      --         (1,582,842)        --                --           2,608,140        --
Purchase of treasury stock (323,552
  shares)..........................      --            --              --                --          (5,564,097)       --
Income tax benefit arising from
  stock options exercised..........      --            501,160         --                --             --             --
Repayment of receivables...........      --            --              --                --             --              153,000
Dividends declared ($.105 per
  share)...........................      --            --              --               (773,901)       --             --
Stock dividend declared............      --           (642,036)        --             (1,291,334)     1,933,370        --
Net loss...........................      --            --              --             (4,002,019)       --             --
Foreign currency translation
  adjustment.......................      --            --               375,856          --             --             --
Minimum pension liability
  adjustment, net..................      --            --                60,788          --             --             --
  Total comprehensive income.......      --            --              --                --             --             --
                                     -----------   -----------      -----------      -----------   ------------     -----------
Balances at December 31, 1999......  $10,000,000   $   126,899      $(1,029,106)     $75,136,416   $(32,119,800)    $(1,241,250)
                                     ===========   ===========      ===========      ===========   ============     ===========


                                     SHAREHOLDERS'
                                        EQUITY
                                     -------------
Balances at December 31, 1996......   $44,842,041
Issuance of treasury stock upon
  exercise of stock options
  (354,586 shares).................     2,689,909
Purchase of treasury stock (282,171
  shares)..........................    (8,370,111)
Income tax benefit arising from
  stock options exercised..........     3,118,206
Repayment of receivables...........       189,070
Dividends declared ($.14 per
  share)...........................      (793,915)
Four-for-three stock split
  (note 1(k))......................       --
Net earnings.......................       --
Foreign currency translation
  adjustment.......................       --
  Total comprehensive income.......    12,854,522
                                      -----------
Balances at December 31, 1997......    54,529,722
Issuance of treasury stock upon
  exercise of stock options
  (247,012 shares).................     1,508,406
Purchase of treasury stock (362,027
  shares)..........................    (8,793,497)
Income tax benefit arising from
  stock options exercised..........     2,334,588
Repayment of receivables...........       153,000
Dividends declared ($.14 per
  share)...........................    (1,061,051)
Four-for-three stock split--cash in
  lieu of fractional shares........        (4,434)
Net earnings.......................       --
Foreign currency translation
  adjustment.......................       --
Minimum pension liability
  adjustment, net..................       --
  Total comprehensive income.......    10,430,340
                                      -----------
Balances at December 31, 1998......    59,097,074
Issuance of treasury stock upon
  exercise of stock options
  (209,130 shares).................     1,025,298
Purchase of treasury stock (323,552
  shares)..........................    (5,564,097)
Income tax benefit arising from
  stock options exercised..........       501,160
Repayment of receivables...........       153,000
Dividends declared ($.105 per
  share)...........................      (773,901)
Stock dividend declared............       --
Net loss...........................       --
Foreign currency translation
  adjustment.......................       --
Minimum pension liability
  adjustment, net..................       --
  Total comprehensive income.......    (3,565,375)
                                      -----------
Balances at December 31, 1999......   $50,873,159
                                      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF ACCOUNTING POLICIES

    (A) DESCRIPTION OF BUSINESS

    Del Laboratories, Inc. and subsidiaries (the Company) is a manufacturer and distributor of cosmetics and proprietary pharmaceuticals. The principal products in the cosmetics segment are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The principal products in the pharmaceutical segment are of a proprietary nature and range from oral analgesics to acne treatment products and first aid products.

    (B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of all wholly-owned domestic and foreign subsidiaries. The net assets and results of foreign operations are not significant to the consolidated financial statements. The accounts of foreign subsidiaries are translated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS)
No. 52, "Foreign Currency Translation." As such, balance sheet accounts are translated at the exchange rate as of December 31 of each year and income statement accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in other income. All intercompany accounts and transactions have been eliminated in consolidation.

    (C) CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include deposits in banks, short term commercial paper, United States Treasury bills and money market funds with an initial term of less than three months. Cash equivalents were $150,000 and $695,000 as of December 31, 1999 and 1998, respectively. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    (D) REVENUE RECOGNITION

    The Company sells its products to chain drug stores, mass volume retailers, supermarkets and wholesalers. Sales of such products are principally denominated in U.S. dollars. The Company's accounts receivable reflect the granting of credit to these customers. Revenues are recognized and product discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less returns, trade discounts and customer allowances. Merchandise returns are accrued at the earlier of customer deduction or receipt of goods. Net sales are reduced for the net impact of expected returns. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(1) SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    (E) INVENTORIES

    Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The components of inventories are as follows:

                                                        1999          1998
                                                     -----------   -----------
Raw materials......................................   27,936,005   $26,911,795
Work in process....................................    6,225,866     6,247,489
Finished goods.....................................   24,993,338    22,460,548
                                                     -----------   -----------
                                                     $59,155,209   $55,619,832
                                                     ===========   ===========

    Included in cost of sales for 1999 is an increase in the inventory valuation reserve for $4,500,000 to reflect the estimated market value of the Naturistics inventory pursuant to the Company's plan to reduce excess and slow moving inventory of this brand.

    (F) PROPERTY, PLANT AND EQUIPMENT

    The Company provides for depreciation on the straight-line method over the estimated useful lives of the assets. The range of estimated lives applicable to the assets are as follows:

Building and building improvements..........................  10 to 50 years
Machinery and equipment.....................................  3 to 15 years
Furniture and fixtures......................................  3 to 10 years

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

    (H) RESEARCH AND DEVELOPMENT

    The Company has expended $5,219,000, $4,927,000 and $5,038,000 during 1999,
1998 and 1997, respectively, for research and development relating to the development of new products, clinical and regulatory affairs, and quality control/assurance of the Company's product lines. All costs associated with research and development are expensed as incurred and included in selling and administrative expenses in the accompanying consolidated statements of operations.

    (I) ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising expenses were approximately $29,000,000, $31,000,000 and $33,000,000 in 1999, 1998 and 1997,
respectively.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(1) SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    (J) EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed by dividing income available to common shareholders (which for the Company equals its recorded net income
(loss)) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock.

    (K) STOCK SPLITS AND DIVIDENDS

    On November 15, 1999, the Company's Board of Directors approved a 2% stock dividend. As a result, 147,581 shares of treasury stock were issued on December 28, 1999 to shareholders of record on November 30, 1999. Accordingly, the effect of the 2% stock dividend has been reflected in the consolidated balance sheets as of December 31, 1999 and 1998, and the consolidated statements of shareholders' equity for 1999, 1998 and 1997.

    On February 6, 1998, the Company's Board of Directors approved a four-for-three common stock split to be distributed in the form of a stock dividend. As a result, 1,908,377 shares were issued on March 10, 1998 to shareholders of record on February 20, 1998, of which 692,891 shares represented treasury stock of the Company. Accordingly, the effect of the four-for-three stock split has been reflected on the consolidated balance sheet and consolidated statement of shareholders' equity as of December 31, 1997. In addition, all references to number of shares, per share amounts and stock option data, excluding share and per share amounts reflected on the consolidated statement of shareholders' equity for the year ended December 31, 1997, have been restated. In connection with the stock dividend, treasury stock was reduced by $7,430,359, with a corresponding reduction in retained earnings of $2,498,406 and a reduction in additional paid-in-capital of $6,147,439 as of December 31, 1997.

    (L) STOCK OPTION PLAN

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

    (M) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(1) SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    The recoverability of the excess cost over fair value of assets acquired is assessed by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of the excess cost over fair value of assets acquired will be impacted if estimated future operating cash flows are not achieved.

    (N) RECLASSIFICATIONS

    Certain reclassifications were made to prior year amounts to conform with the 1999 presentation.

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

(2) SUPPLEMENTAL CASH FLOW INFORMATION

    The following is supplemental information relating to the consolidated statements of cash flows:

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Cash transactions:
Interest.................................................  $6,026,000   $4,591,000   $3,805,000
                                                           ==========   ==========   ==========
Income taxes.............................................  $1,938,000   $7,630,000   $4,171,000
                                                           ==========   ==========   ==========
Non-cash transactions:
Income tax benefit arising from stock options
  exercised..............................................  $  501,000   $2,335,000   $3,118,000
                                                           ==========   ==========   ==========
Purchase of North Carolina property......................      --           --       $4,403,000
                                                           ==========   ==========   ==========
Shares tendered to exercise stock options................  $1,025,000   $1,470,000   $2,495,000
                                                           ==========   ==========   ==========

(3) PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment, at cost, are as follows:

                                                        1999          1998
                                                     -----------   -----------
Land...............................................  $ 1,916,151   $ 2,829,295
Building and building improvements.................   16,472,792    17,175,319
Machinery and equipment............................   32,318,533    30,031,476
Furniture and fixtures.............................    7,015,319     7,142,337
                                                     -----------   -----------
                                                     $57,722,795   $57,178,427
                                                     ===========   ===========

    Depreciation expense for 1999, 1998 and 1997 was $6,446,523, $5,700,053 and
$5,466,462, respectively.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(4) INTANGIBLES ARISING FROM ACQUISITIONS

    Intangibles represent the excess of the purchase prices paid for companies and product lines over amounts assigned to fair value of the net tangible assets. Total intangibles related to acquisitions prior to 1971 amount to $6,660,000, of which $378,000 was written off in 1995 due to a diminution in value. The remaining $6,282,000 has been determined to be recoverable under the provisions of SFAS No. 121, therefore, no amortization has been provided for this amount. The portion of intangibles, $3,350,000, acquired in 1980, attributable to Propa pH, had been amortized using the straight-line method over 30 years. In 1996, the Company reduced the carrying value of goodwill associated with the Propa pH brand by $500,000, which is included in amortization expense, and accelerated amortization of the remaining net book value ($1,015,000 at December 31, 1996) over a five-year period. The trademarks acquired in 1984, $3,000,000, are being amortized using the straight-line method over 20 years. In 1998, the Company acquired the intellectual property rights and other assets of the Corn Silk brand of facial make-up for approximately $10.9 million and $1.0 million in cash, respectively. The intellectual property rights are being amortized over 20 years. In September 1999, the Company entered into an agreement with the former owner of CornSilk, related to its 1998 acquisition of the CornSilk brand of facial make-up. Under the provisions of this agreement adjustments to the original purchase price were negotiated. As a result, the intangible assets arising from this acquisition were reduced by approximately $482,000.

    Accumulated amortization amounted to $6,466,700, $5,559,773 and $4,866,229 at December 31, 1999, 1998 and 1997, respectively. Amortization expense amounted to $906,927, $693,544 and $352,975 for 1999, 1998 and 1997, respectively.

(5) INCOME TAXES

    The components of income tax expense (benefit) are as follows:

                                                  FEDERAL       STATE      FOREIGN       TOTAL
                                                -----------   ----------   --------   -----------
1999
  Current tax.................................  $  (421,000)  $  102,000   $193,000   $  (126,000)
  Deferred tax................................   (1,199,000)    (156,000)     --       (1,355,000)
                                                -----------   ----------   --------   -----------
                                                $(1,620,000)  $  (54,000)  $193,000   $(1,481,000)
                                                ===========   ==========   ========   ===========
1998
  Current tax.................................  $ 8,107,000   $1,011,000   $328,000   $ 9,446,000
  Deferred tax................................   (1,780,000)    (282,000)     --       (2,062,000)
                                                -----------   ----------   --------   -----------
                                                $ 6,327,000   $  729,000   $328,000     7,384,000
                                                ===========   ==========   ========   ===========
1997
  Current tax.................................  $ 7,206,000   $  988,000   $288,000   $ 8,482,000
  Deferred tax................................      241,000       28,000      --          269,000
                                                -----------   ----------   --------   -----------
                                                $ 7,447,000   $1,016,000   $288,000     8,751,000
                                                ===========   ==========   ========   ===========

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(5) INCOME TAXES (CONTINUED)
    Total income tax expense (benefit) differed from the statutory United States Federal income tax rate of 35% for 1999, 1998 and 1997 of earnings before income taxes as a result of the following items:

                                                              1999          1998         1997
                                                           -----------   ----------   ----------
Tax provision at statutory rate..........................  $(1,919,000)  $6,461,000   $7,658,000
Increases (decreases) in taxes resulting from:
  State income taxes, net of Federal income tax
    benefit..............................................      (35,000)     474,000      661,000
  Amortization of intangibles............................      124,000      124,000      124,000
  Officers life Insurance................................       86,000       82,000       60,000
  Meals and entertainment................................      114,000      102,000      104,000
  Other, net.............................................      149,000      141,000      144,000
                                                           -----------   ----------   ----------
Actual provision (benefit) for income taxes..............  $(1,481,000)  $7,384,000   $8,751,000
                                                           ===========   ==========   ==========

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

                                                                 1999          1998
                                                              -----------   -----------
Deferred tax assets:
  Accounts receivable, principally due to allowance for
    doubtful accounts.......................................  $   315,000   $   470,000
  Supplemental Executive Retirement Plan (SERP) expense,
    principally due to accrual for financial statement
    purposes................................................    1,540,000     1,291,000
  Inventory, principally due to reserves....................    3,969,000     2,442,000
  Pension accrual for financial reporting purposes..........    1,461,000     1,233,000
  Sales discounts and returns, coupon redemptions and
    other...................................................    1,190,000     1,043,000
                                                              -----------   -----------
Total gross deferred tax assets.............................    8,475,000     6,479,000
Less valuation allowance....................................      --            --
                                                              -----------   -----------
Deferred tax assets.........................................    8,475,000     6,479,000
Deferred tax liabilities:
  Property, plant and equipment, principally due to
    differences in depreciation methods.....................   (3,987,000)   (3,243,000)
  Other.....................................................     (202,000)     (305,000)
                                                              -----------   -----------
Deferred tax liabilities....................................   (4,189,000)   (3,548,000)
                                                              -----------   -----------
Net deferred tax assets.....................................  $ 4,286,000   $ 2,931,000
                                                              ===========   ===========

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(5) INCOME TAXES (CONTINUED)
periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

(6) LONG-TERM DEBT

                                                        1999          1998
                                                     -----------   -----------
9.5% senior notes..................................  $40,000,000   $40,000,000
Notes payable under lines of credit................   15,750,000       --
Notes payable under revolving credit agreement.....   20,000,000    15,750,000
Purchase money promissory note.....................    3,888,461     4,136,011
                                                     -----------   -----------
                                                     $79,638,461   $59,886,011
Less current portion...............................    3,888,461       485,610
                                                     -----------   -----------
                                                     $75,750,000   $59,400,401
                                                     ===========   ===========

    On February 25, 2000, the senior notes were amended and restated primarily to reduce the $8,000,000 principal repayments due on May 31, 2001 and May 31, 2002. The amended notes require annual principal repayments of $4,000,000 on May 31, 2001 and May 31, 2002; $8,000,000 on May 31, 2003 and May 31, 2004 and
the balance on May 31, 2005. The terms of the amended agreement include covenants, which provide among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock, and certain other expenditures.

    On February 25, 2000, the Company amended the revolving credit agreement entered into in December 1998. The amendment increased the facility to $47,500,000 from $20,000,000 and extended the expiration to February 25, 2003. After giving effect to the refinancing of the lines of credit (note 7), this amended revolving credit agreement increased the Company's borrowing capacity by $10,000,000. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR, prime or federal funds rates. The terms of the agreement include a commitment fee based on unutilized amounts, an annual agency fee and covenants which provide among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock, and certain other expenditures. The revolving credit facility, as amended, is collateralized by the Company's trademarks and accounts receivable until such time as the borrowings under the revolving credit agreement are less than $22,500,000 and a certain financial ratio is achieved. The senior note holder and the lenders under the revolving credit agreement have entered into an intercreditor agreement which includes the pro rata sharing of such collateral. No compensating balances are required. The weighted-average interest rate at December 31, 1999 was 9.06%.

    In conjunction with the 1997 purchase of land and buildings in North Carolina, the Company issued a non-interest bearing purchase money promissory note to the seller of the property for $5,225,000 which is collateralized by the land and buildings in North Carolina. The Company recorded the note payable at its present value using an interest rate of 7.3%, which approximated the Company's incremental borrowing rate. Interest expense is being recognized over the term of the note based upon the effective yield method. The final payment of $3,850,000 is due on May 15, 2000. The Company is currently in the process of refinancing this note through a new mortgage on the land and buildings with a different lender.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(6) LONG-TERM DEBT (CONTINUED)
    The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1999, including amounts outstanding under the amended revolving credit agreement, are as follows: 2000, $3,888,461; 2001, $8,000,000; 2002, $8,000,000; 2003, $35,750,000; and 2004, $8,000,000.

(7) FINANCING ARRANGEMENTS

    At December 31, 1999 and 1998, the Company had arrangements with banks providing for $17,500,000 of lines of credit. These lines were renewable annually. Borrowings under these lines at December 31, 1999 and 1998 were $15,750,000 and $3,500,000, respectively. On February 25, 2000, the lines were cancelled and refinanced (note 6) as part of the amended and restated revolving credit facility and therefore have been classified as long-term debt in the accompanying consolidated balance sheet as of December 31, 1999.

(8) EMPLOYEE RETIREMENT PLANS

    (A) PENSION PLANS

    The Company maintains two non-contributory defined benefit pension plans covering all U.S. eligible employees. The Del Non-Union Plan formula is based on years of service and the employee's compensation during the five years before retirement. The Del LaCross Union Plan formula is based on years of service. The Company made contributions to these plans of $166,000, $519,000 and $606,000 for the years 1999, 1998 and 1997. Assets held by these plans consist of cash and cash equivalents, fixed income securities, consisting of U.S. government and corporate bonds, and common stocks. The Company also has a defined benefit supplemental executive retirement plan (SERP) for certain of its executives. The SERP is a non-qualified plan under the Internal Revenue Code. The plan assets of the SERP, which were approximately $2,333,000 and $2,105,000 as of December 31, 1999 and 1998, are considered assets of the Company and, as such, are included in other assets on the accompanying consolidated balance sheets. The assets of the SERP, which consist of cash and cash equivalents and U.S. government bonds, are held-to-maturity securities and, as such, are carried at cost plus accrued interest. The Company did not contribute to the SERP in 1999; a contribution of $265,000 and $750,000 was made in 1998 and 1997, respectively.

    Total pension expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $1,696,000, $1,736,000 and $1,826,000, respectively. The change in benefit obligation, change in plan assets and funded status as of December 31, 1999 and 1998 and components of net periodic cost for 1999, 1998 and 1997 of the Company's domestic plans are set forth in the following tables:

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(8) EMPLOYEE RETIREMENT PLANS (CONTINUED)

                                                                           1999
                                                          ---------------------------------------
                                                           DEL NON-     DEL LACROSS
                                                          UNION PLAN    UNION PLAN       SERP
                                                          -----------   -----------   -----------
Change in benefit obligation:
  Benefit obligation at the beginning of the year.......  $16,394,731   $1,109,657    $ 5,047,886
  Service cost..........................................    1,131,964       24,396         56,629
  Interest cost.........................................    1,087,135       72,145        340,732
  Actuarial (gain) loss.................................   (2,800,609)    (137,774)        10,482
  Benefits paid.........................................     (540,000)     (60,000)        (7,790)
                                                          -----------   ----------    -----------
  Benefit obligation at the end of the year.............  $15,273,221   $1,008,424    $ 5,447,939
                                                          -----------   ----------    -----------
Change in plan assets:
  Fair value of assets at the beginning of the year.....  $14,571,545   $  519,036    $   --
  Actual return on plan assets..........................    1,137,624       27,117        --
  Employer contributions................................       20,000      146,000        --
  Benefits paid.........................................     (796,203)     (70,621)       --
                                                          -----------   ----------    -----------
  Fair value of assets at the end of the year...........  $14,932,966   $  621,532    $   --
                                                          -----------   ----------    -----------
Funded status...........................................  $  (340,255)  $ (386,892)   $(5,447,939)
Unrecognized transition (assets) obligation.............     (189,665)      49,553        --
Unamortized prior service cost..........................      373,571       43,565      1,561,433
Unrecognized net actuarial (gain) loss..................   (3,303,186)      72,074         94,746
                                                          -----------   ----------    -----------
Net amount recognized...................................  $(3,459,535)  $ (221,700)   $(3,791,760)
                                                          ===========   ==========    ===========
Amounts recognized in the balance sheet consist of:
  Accrued benefit liability.............................  $(3,459,535)  $ (386,892)   $(5,302,833)
  Intangible assets (included in other long-term
    assets).............................................      --            93,118      1,511,073
  Accumulated other comprehensive income................      --            72,074        --
                                                          -----------   ----------    -----------
Net amount recognized...................................  $(3,459,535)  $ (221,700)   $(3,791,760)
                                                          ===========   ==========    ===========

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(8) EMPLOYEE RETIREMENT PLANS (CONTINUED)

                                                                           1998
                                                          ---------------------------------------
                                                           DEL NON-     DEL LACROSS
                                                          UNION PLAN    UNION PLAN       SERP
                                                          -----------   -----------   -----------
Change in benefit obligation:
  Benefit obligation at the beginning of the year.......  $14,271,480   $1,044,667    $ 3,475,818
  Service cost..........................................      963,336       21,418         49,694
  Interest cost.........................................      996,031       71,603        316,291
  Plan amendments.......................................      --             9,786        938,546
  Actuarial loss........................................      729,738       21,816        275,327
  Benefits paid.........................................     (565,854)     (59,633)        (7,790)
                                                          -----------   ----------    -----------
  Benefit obligation at the end of the year.............  $16,394,731   $1,109,657    $ 5,047,886
                                                          -----------   ----------    -----------
Change in plan assets:
  Fair value of assets at the beginning of the year.....  $12,190,109   $  508,921    $   --
  Actual return on plan assets..........................    2,478,540       19,748        --
  Employer contributions................................      468,750       50,000        --
  Benefits paid.........................................     (565,854)     (59,633)       --
                                                          -----------   ----------    -----------
  Fair value of assets at the end of the year...........  $14,571,545   $  519,036    $   --
                                                          -----------   ----------    -----------
Funded status...........................................  $(1,823,186)  $ (590,621)   $(5,047,886)
Unrecognized transition (assets) obligation.............     (252,241)      74,329        --
Unamortized prior service cost..........................      429,727       53,233      1,826,539
Unrecognized net actuarial (gain) loss..................     (908,745)     168,862        119,813
                                                          -----------   ----------    -----------
Net amount recognized...................................  $(2,554,445)  $ (294,197)   $(3,101,534)
                                                          ===========   ==========    ===========
Amounts recognized in the balance sheet consist of:
  Accrued benefit liability.............................  $(2,554,445)  $ (590,621)   $(4,912,188)
  Intangible assets.....................................      --           127,562      1,810,654
  Accumulated other comprehensive income................      --           168,862        --
                                                          -----------   ----------    -----------
Net amount recognized...................................  $(2,554,445)  $ (294,197)   $(3,101,534)
                                                          ===========   ==========    ===========

                                                                            1999
                                                            ------------------------------------
                                                             DEL NON-     DEL LACROSS
                                                            UNION PLAN    UNION PLAN      SERP
                                                            -----------   -----------   --------
Components of net periodic cost:
  Service cost............................................  $ 1,131,964     $ 24,396    $ 56,629
  Interest cost...........................................    1,087,135       72,145     340,732
  Expected return on plan assets..........................   (1,287,589)     (47,298)      --
  Amortization of unrecognized transition (assets)
    obligations...........................................      (62,576)      24,776       --
  Recognized prior service cost...........................       56,156        9,668     265,106
  Recognized net losses...................................      --             4,816      19,969
                                                            -----------     --------    --------
  Net periodic cost.......................................  $   925,090     $ 88,503    $682,436
                                                            ===========     ========    ========

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(8) EMPLOYEE RETIREMENT PLANS (CONTINUED)

                                                                             1998
                                                              -----------------------------------
                                                               DEL NON-    DEL LACROSS
                                                              UNION PLAN   UNION PLAN      SERP
                                                              ----------   -----------   --------
Components of net periodic cost:
  Service cost..............................................   $963,336      $21,418     $ 48,767
  Interest cost.............................................    996,031       71,603      327,482
  Expected return on plan assets............................   (968,889)     (39,994)       --
  Amortization of unrecognized transition (assets)
    obligations.............................................    (62,576)      24,776        --
  Recognized prior service cost.............................     56,156       10,185      265,106
  Recognized net losses.....................................     --            1,817       20,769
                                                               --------      -------     --------
  Net periodic cost.........................................   $984,058      $89,805     $662,124
                                                               ========      =======     ========

                                                                            1997
                                                             -----------------------------------
                                                              DEL NON-    DEL LACROSS
                                                             UNION PLAN   UNION PLAN      SERP
                                                             ----------   -----------   --------
Components of net periodic cost:
  Service cost.............................................  $1,020,529     $ 22,419    $ 53,381
  Interest cost............................................     888,092       70,859     207,823
  Expected return on plan assets...........................    (828,793)     (40,069)      --
  Amortization of unrecognized transition (assets)
    obligations............................................     (62,576)      24,776       --
  Recognized prior service cost............................      56,156        9,206     171,251
  Recognized net losses....................................     191,386       20,789      20,769
                                                             ----------     --------    --------
  Net periodic cost........................................  $1,264,794     $107,980    $453,224
                                                             ==========     ========    ========

    The weighted-average actuarial assumptions used as of December 31, 1999, 1998 and 1997 were:

                                                                    1999          1998          1997
                                                                  --------      --------      --------
Discount rates..............................................       8.00%         6.75%         7.00%
Rate of compensation increase...............................       5.50%         5.50%         5.50%
Expected long-term rate of return on plan assets............       9.00%         9.00%         8.00%

    The Company contributes to a multi-employer pension plan for the benefit of its union employees. This plan is a defined benefit plan based on years of service and the costs recognized for 1999, 1998 and 1997 were approximately $463,000, $430,000 and $447,000, respectively.

    The Company maintains a defined contribution plan for the benefit of its Canadian employees. The costs recognized for 1999, 1998 and 1997 were approximately $72,000, $60,000 and $57,000 in U.S. dollars, respectively.

    (B) EMPLOYEE STOCK OWNERSHIP PLAN

    The Company has an employee stock ownership plan and related trust, covering substantially all full-time non-union employees. Under the terms of the plan, the Company may make contributions to the trust in cash, shares of Company stock or other property in amounts as may be determined by the Board of Directors. The Board of Directors authorized contributions of $525,000 for 1997. Contributions were not made for 1999 or 1998. At December 31, 1999 the trust held 481,000 shares of Company common stock.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(8) EMPLOYEE RETIREMENT PLANS (CONTINUED)
    (C) EMPLOYEE 401(K) SAVINGS PLAN

    The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing six months of service and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. Optional contributions were not made in 1999, 1998 and 1997.

(9) SHAREHOLDERS' EQUITY

    (A) STOCK OPTION PLANS

    The 1994 Stock Plan, as amended (the 1994 Plan) provides for the granting of incentive and non-incentive options and other stock-based awards. A total of 1,921,978 shares have been authorized for issuance under the 1994 Plan. At December 31, 1999, non-incentive options have been the only awards issued under the 1994 Plan. The exercise price of options granted under the 1994 Plan shall not be less than the fair market value of the common stock at the date of the grant. The Compensation Committee of the Board of Directors (the Committee) determines the persons to whom options will be granted, the prices at which options may be exercised, the vesting period and whether the options will be incentive or non-incentive. Incentive options, if granted, are exercisable for a period of up to ten years from the date of the grant. The exercise price of the shares to be purchased shall be paid either in cash, delivery (i.e., surrender) of shares of common stock owned by the optionee at the time of exercise of the option, in installments payable in cash if permitted by the Committee or in any combination of the foregoing.

    Shares received by an optionee upon exercise of a non-incentive option may not be sold or otherwise disposed of for a period (restricted period) determined by the Committee upon grant of the option, which shall be not less than six months or more than three years from the date of the exercise, during which period the Company is entitled, in the event the employment of the optionee with the Company terminates, to repurchase the shares at the exercise price. Following the restricted period, the Company shall have a right of first refusal to purchase the shares at fair market value. Shares issuable upon exercise of options granted to date under the 1994 Plan are subject to a six month restricted period. At December 31, 1999, 981,117 of the 1,356,869 options outstanding were exercisable under the 1994 Plan, at a weighted-average exercise price of $14.94.

    The 1984 Stock Option Plan, as amended (the 1984 Plan), provided for the granting of incentive and non-incentive options to purchase shares of the Company's common stock at prices which are not less than the fair market value of the common stock at the dates of grant. Options are exercisable as determined by the Committee for a period up to ten years and one day from the date of grant. Incentive options granted to a 10% stockholder must be granted at 110% of fair market value and may be exercised up to five years from the date of grant. Payment of the exercise price of options may be made in the same manner as provided by the 1994 Plan, and shares issued upon exercise are subject to a restricted period similar to that provided under the 1994 Plan. At December 31, 1999, all 316,115 options outstanding under the 1984 Plan were exercisable at a weighted-average exercise price of $5.22. No further options will be granted under the 1984 Plan.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(9) SHAREHOLDERS' EQUITY (CONTINUED)

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

    Shares outstanding, option prices and option transactions during the last three years, are summarized below:

                                1994 STOCK PLAN

                                                                 WEIGHTED-AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Outstanding December 31, 1996......................    966,207        $12.37
  Granted..........................................    309,750         23.30
  Exercised........................................    (81,917)         9.62
  Forfeited........................................    (88,579)        18.03
                                                     ---------
Outstanding December 31, 1997......................  1,105,461         15.18
  Granted..........................................    198,961         23.98
  Exercised........................................    (28,830)        13.77
  Forfeited........................................    (27,874)        25.97
                                                     ---------
Outstanding December 31, 1998......................  1,247,718         16.38
  Granted..........................................    174,454         13.88
  Exercised........................................    (27,650)         6.96
  Forfeited........................................    (37,653)        22.36
                                                     ---------
Outstanding December 31, 1999......................  1,356,869        $16.08
                                                     =========

                             1984 STOCK OPTION PLAN

                                                                 WEIGHTED-AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Outstanding December 31, 1996......................  1,106,642        $4.97
  Granted..........................................     --           --
  Exercised........................................   (390,864)        4.87
  Forfeited........................................     --           --
                                                     ---------
Outstanding December 31, 1997......................    715,778         5.02
  Granted..........................................     --           --
  Exercised........................................   (218,181)        5.09
  Forfeited........................................         (3)        4.58
                                                     ---------
Outstanding December 31, 1998......................    497,594         4.99
  Granted..........................................     --           --
  Exercised........................................   (181,479)        4.59
  Forfeited........................................     --           --
                                                     ---------
Outstanding December 31, 1999......................    316,115        $5.22
                                                     =========

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(9) SHAREHOLDERS' EQUITY (CONTINUED)
    At December 31, 1999, a total of 1,672,984 shares of common stock were subject to outstanding options under all stock option plans.

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

YEAR ENDED DECEMBER 31                                      1999          1998          1997
----------------------                                   -----------   -----------   -----------
Net earnings (loss)
  As reported..........................................  $(4,002,000)  $11,077,000   $13,127,000
  Pro forma............................................  $(5,065,000)  $10,076,000   $12,488,000
Basic net earnings (loss) per share
  As reported..........................................  $     (0.53)  $      1.43   $      1.69
  Pro forma............................................  $     (0.67)  $      1.30   $      1.61
Diluted net earnings (loss) per share
  As reported..........................................  $     (0.53)  $      1.34   $      1.56
  Pro forma............................................  $     (0.67)  $      1.22   $      1.48

    The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: dividend yields 1.01%, .58%, and .46%; expected lives of 5.7,5.5 and 5.3 years; risk-free interest rates of 5.89%, 5.02% and 6.40%; and expected volatility of 42.2%, 39.0% and 26.6%. The weighted-average fair value of options granted during 1999, 1998 and 1997 were $6.15, $10.06 and $8.44, respectively.

    The following table summarizes information about stock options at December 31, 1999:

                                          OUTSTANDING STOCK OPTIONS
                               -----------------------------------------------    EXERCISABLE STOCK OPTIONS
                                              WEIGHTED-                          ----------------------------
                                               AVERAGE        WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                              REMAINING           EXERCISE                       EXERCISE
  RANGE OF EXERCISE PRICES      SHARES     CONTRACTUAL LIFE        PRICE          SHARES          PRICE
  ------------------------     ---------   ----------------   ----------------   ---------   ----------------
$ 0.01 to $ 4.00.............     89,658         1.21              $ 2.99           89,658        $ 2.99
$ 4.01 to $ 8.00.............    306,698         2.64              $ 6.40          306,697        $ 6.40
$ 8.01 to $12.00.............    248,477         3.00              $11.25          232,549        $11.39
$12.01 to $16.00.............    596,030         4.88              $14.13          437,504        $14.05
$16.01 to $20.00.............     87,492         4.45              $18.25           56,466        $17.96
$20.01 to $24.00.............    161,257         4.78              $21.65           89,888        $21.67
$24.01 to $28.00.............    106,721         6.84              $25.04           38,218        $24.95
$28.01 to $32.00.............     76,651         5.87              $29.39           46,252        $29.46
                               ---------                                         ---------
$ 0.01 to $32.00.............  1,672,984         4.13              $14.02        1,297,232        $12.57
                               =========                                         =========

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(9) SHAREHOLDERS' EQUITY (CONTINUED)
    (B) RECEIVABLES FOR STOCK OPTIONS EXERCISED

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

    Pursuant to an amendment to this officer's employment agreement, the 1984 Loan, the 1988 Loan and the 1990 Loan were consolidated, effective as of July 1, 1999, with the aggregate principal balance to be repaid, with interest at the rate of 6.0% per annum, in annual amounts of $140,000 for each year during the period from 2000 through 2007 and a final payment of $82,250 on January 20, 2008, provided that each payment of interest and principal will be forgiven when due so long as the officer is then employed by, or then serves as a consultant to the Company and, provided further, that the Company may (but is not required to) forgive, during any year until 2007, in excess of $140,000 of principal. Whenever the Company forgives any principal or interest owed by the officer to the Company, the Company has agreed to pay to the officer such additional payment (a "Gross-Up Payment") in an amount such that, after payment by the officer of all federal, state and local taxes and excise taxes if any, including any such taxes imposed on the Gross-Up Payment, the officer retains an amount of the Gross-Up Payment equal to such taxes imposed on the principal and interest forgiven. This loan must be secured by collateral with a fair value of 110% of the unpaid principal. The loan balance at December 31, 1999 was $1,202,250 and was collateralized by 168,961 shares of the Company's common stock.

    During 1992, the Company loaned another officer $130,000 to enable him to exercise an option for 9,719 shares. The loan bears interest at the prime rate and is payable in quarterly installments. The loan balance at December 31, 1999 was $39,000 and was secured by a pledge of 8,500 shares of the Company's common stock.

    The balance of all loans made to officers is reflected as a reduction of shareholders' equity in the accompanying consolidated financial statements.

(10) ACCRUED LIABILITIES

    Accrued liabilities at December 31, 1999 and 1998 consisted of the following:

                                                        1999          1998
                                                     -----------   -----------
Salaries, wages, commissions & employee benefits...  $ 1,829,365   $ 2,432,968
Interest...........................................      502,069       381,036
Advertising and promotion costs....................    7,273,833     3,994,744
Other..............................................    3,231,264     3,215,195
                                                     -----------   -----------
                                                     $12,836,531   $10,023,943
                                                     ===========   ===========

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(11) EARNINGS (LOSS) PER SHARE

    A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Net earnings (loss) (numerator).............................  $(4,002)   $11,077    $13,127
                                                              -------    -------    -------
Weighted-average common shares
  (denominator for basic earnings (loss) per share).........    7,530      7,733      7,745
Effect of dilutive securities:
  Employee stock options....................................    --           555        670
Weighted-average common and potential common shares
  outstanding
  (denominator for diluted earnings (loss) per share).......    7,530      8,288      8,415
                                                              -------    -------    -------
Basic earnings (loss) per share.............................  $ (0.53)   $  1.43    $  1.69
                                                              -------    -------    -------
Diluted earnings (loss) per share...........................  $ (0.53)   $  1.34    $  1.56
                                                              -------    -------    -------

    Employee stock options for 1,673,000, 126,000 and 109,000 shares for 1999, 1998 and 1997, respectively, were not included in the net earnings (loss) per share because their effect would have been anti-dilutive.

(12) COMMITMENTS AND CONTINGENCIES

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

    The Company is involved in various other claims and legal actions arising in the ordinary course of business, including environmental matters. The final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

    The Company leases executive office space, furniture, data processing equipment, transportation equipment and warehouse space under terms of leases expiring through 2004. Rent expense under these

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(12) COMMITMENTS AND CONTINGENCIES (CONTINUED) operating leases aggregated approximately $2,496,000, $2,439,000 and $2,491,000 in 1999, 1998 and 1997, respectively. The Company's obligations under non-cancelable leases are summarized as follows:

2000........................................................   2,301,949
2001........................................................   2,148,413
2002........................................................   1,929,902
2003........................................................   1,394,071
2004........................................................     664,448
Thereafter..................................................      --
                                                              ----------
                                                              $8,438,783
                                                              ==========

(13) FINANCIAL INSTRUMENTS

    The carrying value of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.

    The difference between the fair value of the senior notes and the carrying value at December 31, 1999 is approximately $0.8 million. The fair value of the senior notes is based upon discounted cash flows using rates available to the Company for debt with similar terms and maturities. The Company continually evaluates the benefits of refinancing versus the related prepayment penalties. The carrying value of the Company's borrowings under the long-term revolving credit agreement approximates fair value as such borrowings bear variable interest rates which fluctuate with market conditions. Because considerable judgement is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amount.

(14) COMPREHENSIVE INCOME (LOSS)

    Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available for sale. The Company's items of other comprehensive income (loss) include foreign currency

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(14) COMPREHENSIVE INCOME (LOSS) (CONTINUED) translation adjustments and minimum pension liability adjustments. The components of other comprehensive loss for 1999, 1998 and 1997 are as follows:

                 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                  FOREIGN CURRENCY      MINIMUM PENSION
                                               TRANSLATION ADJUSTMENT      LIABILITY         TOTAL
                                               ----------------------   ---------------   -----------
Balance at December 31, 1996.................       $  (547,028)           $ --           $  (547,028)
Foreign currency translation adjustment......          (272,118)             --              (272,118)
                                                    -----------            ---------      -----------
Balance at December 31, 1997.................          (819,146)             --              (819,146)
Foreign currency translation adjustment......          (540,742)             --              (540,742)
Minimum pension liability, net of taxes of
  $63,000....................................         --                    (105,862)        (105,862)
                                                    -----------            ---------      -----------
Balance at December 31,1998..................        (1,359,888)            (105,862)      (1,465,750)
Foreign currency translation adjustment......           375,856              --               375,856
Minimum pension liability, net of taxes of
  $27,000....................................         --                      60,788           60,788
                                                    -----------            ---------      -----------
Balance at December 31, 1999.................       $  (984,032)           $ (45,074)     $(1,029,106)
                                                    ===========            =========      ===========

(15) SEGMENT INFORMATION

    At December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement established standards for reporting information about operating segments and related disclosure about products and services and geographic areas. The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary oral analgesics, acne treatment products and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments; depreciation of unallocated assets is charged to the Cosmetic segment.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(15) SEGMENT INFORMATION (CONTINUED)

                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales
  Cosmetic..................................................  $203,484   $213,714   $207,260
  Pharmaceutical............................................    63,863     61,148     55,750
                                                              --------   --------   --------
  Consolidated..............................................  $267,347   $274,862   $263,010
                                                              ========   ========   ========
Operating income (loss)
  Cosmetic..................................................  $(11,938)  $ 10,381   $ 15,424
  Pharmaceutical............................................     9,313     12,513      9,828
                                                              --------   --------   --------
  Consolidated..............................................  $ (2,625)  $ 22,894   $ 25,252
                                                              ========   ========   ========
Gains on sales of facility and land.........................  $  3,043   $  --      $  --
                                                              --------   --------   --------
Interest expense, net.......................................  $  5,901   $  4,433   $  3,375
                                                              --------   --------   --------
Earnings (loss) before taxes................................  $ (5,483)  $ 18,461   $ 21,878
                                                              --------   --------   --------
Identifiable assets
  Cosmetic..................................................  $122,417   $120,664   $ 87,449
  Pharmaceutical............................................    22,674     20,205     16,635
  Corporate (unallocated assets)............................    35,470     36,605     45,230
                                                              --------   --------   --------
  Consolidated..............................................  $180,561   $177,474   $149,314
                                                              ========   ========   ========
Depreciation and amortization
  Cosmetic..................................................  $  6,903   $  5,966   $  5,418
  Pharmaceutical............................................       450        428        401
                                                              --------   --------   --------
  Consolidated..............................................  $  7,353   $  6,394   $  5,819
                                                              ========   ========   ========
Expenditures for property, plant and equipment and
  long-lived assets
  Cosmetic..................................................  $  2,294   $ 14,167   $  2,282
  Pharmaceutical............................................       288        320        253
  Corporate (unallocated assets)............................     4,706      4,702     12,695
                                                              --------   --------   --------
  Consolidated..............................................  $  7,288   $ 19,189   $ 15,230
                                                              ========   ========   ========

    Sales to one customer by the cosmetic and pharmaceutical segments combined were 25.4%, 21.5% and 22.7% of consolidated net sales for 1999, 1998 and 1997, respectively and combined sales to another customer were 10.4% of consolidated net sales in 1999 and 10.3% in 1998.

    Three customers accounted for 34.2% and two customers accounted for 35.4% of the Company's net accounts receivable at December 31, 1999 and 1998, respectively.

(16) SUBSEQUENT EVENT

    On February 22, 2000, the Company purchased a 68,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario for $1,828,000. The purchase was financed with a combination of a mortgage bridge loan and a five year mortgage. The existing 39,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario, was included in property, plant and equipment as of December 31, 1999, with a net book value of approximately $458,000 and is currently in contract for sale with

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

(16) SUBSEQUENT EVENT (CONTINUED)
estimated proceeds of $790,000. Approximately $631,000 of the proceeds will be used to satisfy the mortgage bridge loan.

(17) UNAUDITED QUARTERLY FINANCIAL DATA

    The following is a summary of quarterly operating results (in thousands of dollars except per share amounts):

                                                YEAR ENDED DECEMBER 31, 1999
                                          -----------------------------------------
                                           FIRST      SECOND     THIRD      FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER
                                          --------   --------   --------   --------
Net sales...............................  $61,756    $70,557    $64,586    $70,448
Cost of goods sold......................   27,774     30,723     34,748     31,676
Net earnings (loss).....................      366      1,567     (6,066)       131
Earnings (loss) per common share:
  Basic.................................  $   .05    $   .21    $  (.81)   $   .02
                                          =======    =======    =======    =======
  Diluted...............................  $   .05    $   .20    $  (.81)   $   .02
                                          =======    =======    =======    =======

                                                YEAR ENDED DECEMBER 31, 1998
                                          -----------------------------------------
                                           FIRST      SECOND     THIRD      FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER
                                          --------   --------   --------   --------
Net sales...............................  $65,416    $73,971    $70,663    $64,812
Cost of goods sold......................   25,438     29,420     30,527     30,425
Net earnings (loss).....................    3,251      4,405      3,784       (363)
Earnings (loss) per common share:
  Basic.................................  $   .42    $   .57    $   .49    $  (.05)
                                          =======    =======    =======    =======
  Diluted...............................  $   .38    $   .53    $   .46    $  (.05)
                                          =======    =======    =======    =======

    Earnings (loss) per share calculations for each of the quarters are based on weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.

                                  SCHEDULE II

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              ADDITIONS
                                                 BALANCE AT   CHARGED TO                   BALANCE AT
                                                 BEGINNING    COSTS AND                       END
DESCRIPTION                                      OF PERIOD     EXPENSES    DEDUCTIONS(1)   OF PERIOD
-----------                                      ----------   ----------   -------------   ----------
Year ended December 31, 1997 allowances for
  doubtful accounts............................  $1,500,000    $ 65,000      $265,000      $1,300,000
                                                 ==========    ========      ========      ==========
Year ended December 31, 1998 allowances for
  doubtful accounts............................  $1,300,000    $174,000      $174,000      $1,300,000
                                                 ==========    ========      ========      ==========
Year ended December 31, 1999 allowances for
  doubtful accounts............................  $1,300,000    $112,000      $112,000      $1,300,000
                                                 ==========    ========      ========      ==========

------------------------

(1) Uncollectible accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

     EXHIBIT NO.                                   DESCRIPTION
---------------------      ------------------------------------------------------------
         3.1 (a)           Restated Certificate of Incorporation as filed with the
                           Delaware Secretary of State on March 29, 1996.

         3.2 (b)           Certificate of Amendment filed with the Delaware Secretary of State on June 4, 1996.

         3.3               Certificate of Amendment of the Restated Certificate of
                           Incorporation filed with the Delaware Secretary of State on
                           June 3, 1998.

         3.4 (a)           By-Laws as amended through December 14, 1995.

        10.1 (c)           Employee Pension Plan, effective January 1, 1989 (amended
                           and restated).

        10.2 (d)           Employee's Stock Ownership Plan, effective January 1, 1989.

        10.3 (e)           Amendment No. 1 to Employee's Stock Ownership Plan.

        10.4 (c)           Amendment No. 2 to Employee's Stock Ownership Plan.

        10.5 (c) 401(k) Plan effective January 1, 1989 (amended and restated).

        10.6               Amendment No. 1 to 401(k) Plan adopted December 21, 1995.

        10.7               Amendment No. 2 to 401(k) Plan adopted March 16, 2000.

        10.8 (c) Supplemental Executive Retirement Plan (amended and restated).

        10.9 (i)           Amendment No. 1 effective January 1, 1997 to Supplemental
                           Executive Retirement Plan.

        10.10(j)           Amendment No. 3 to Supplemental Executive Retirement Plan.

        10.11(e)           1984 Stock Option Plan, as amended to date.

        10.12(f)           1994 Stock Plan, as amended as of May 27, 1999.

        10.13(f)           Annual Incentive Plan, as amended as of May 27, 1999.

        10.14              Amended and Restated Employment Agreement dated as of July
                           1, 1999 between the Registrant and Dan K. Wassong.

        10.15(e)           Loan Agreement with Dan K. Wassong, dated as of August 22,
                           1984 and related promissory notes.

        10.16(c)           Loan Agreement with Dan K. Wassong, dated as of April 9,
                           1988.

        10.17(g)           Loan Agreement with Dan K. Wassong, dated as of November 14,
                           1990.

        10.18(e)           Employment Agreement with Charles J. Hinkaty, as amended.

        10.19(i)           Amendment to Employment Agreement with Charles J. Hinkaty, dated April 22, 1996.

        10.20(e)           Employment Agreement with Harvey P. Alstodt, as amended.

        10.21(i)           Amendment to Employment Agreement with Harvey P. Alstodt,
                           dated April 22, 1996.

        10.22              Amendment to Employment Agreement with Harvey P. Alstodt
                           dated December 30, 1997.

        10.23(e)           Employment Agreement with William H. McMenemy, as amended.

        10.24(i)           Amendment to Employment Agreement with William H. McMenemy, dated April 22, 1996.

        10.25(j)           Employment Agreement with Enzo J. Vialardi, dated December
                           30, 1998.

        10.26(j)           Employment Agreement with James Lawrence, dated March 1993.

        10.27(j)           Amendment to Employment Agreement with James Lawrence, dated
                           July 12, 1995.

     EXHIBIT NO.                                   DESCRIPTION
---------------------      ------------------------------------------------------------
        10.28(j)           Second Amendment and Employment Agreement with James
                           Lawrence, dated March 31, 1998.

        10.29(e)           Life Insurance Agreement with Robert H. Haines, as trustee, dated as of February 18, 1993.

        10.30(h)           Lease between Registrant and Coliseum Towers Associates.

        10.31(h)           Purchase Money Promissory Note with Carver Boat Corporation.

        10.32              Amended and Restated Loan Agreement dated as of February 25,
                           2000 among the Registrant, as borrower, Del Pharmaceuticals,
                           Inc. ("DPI"), Parfums Schiaperlli, Inc. ("Parfums"), Royce &
                           Rader, Inc. ("Royce") and 565 Broad Hollow Realty Corp.
                           ("565"), as guarantors, The Chase Manhattan Bank, as agent for the lenders, and The Chase Manhattan Bank and European
                           American Bank, as lenders.

        10.33              Form of Trademark Collateral Assignment and Security
                           Agreement dated as of February 25, 2000, between the
                           Registrant and The Chase Manhattan Bank, as Collateral
                           Agent. Similar agreements were executed by DPI and Parfums.

        10.34              Form of Security Agreement dated as of February 25, 2000
                           between the Registrant and The Chase Manhattan Bank, as
                           Collateral Agent. Similar agreements were executed by DPI,
                           Parfums, Royce and 565.

        10.35              Form of General Guaranty dated as of February 25, 2000 by
                           DPI in favor of The Chase Manhattan Bank, as Collateral
                           Agent. Similar agreements were executed by Parfums, Royce
                           and 565.

        10.36              Amended and Restated Loan Agreement dated as of February 25,
                           2000 among the Registrant, DPI, Parfums, Royce, 565 and
                           Jackson National Life Insurance Company.

        21.1               List of Subsidiaries.

        23.1               Consent of KPMG LLP dated March 27, 2000.

        27                 Financial Data Schedule

------------------------

(a) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1995. The exhibit numbers in such Form 10-K are as follows: Restated Certificate, Exhibit 1; and By-Laws, Exhibit 2.

(b) This exhibit was filed as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1996. The exhibit number in such Form 10-Q is
    Exhibit 1.

(c) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1994. The exhibit numbers in such Form 10-K are as follows: Employee Pension Plan, Exhibit 2; Amendment No. 2 to Employee's Stock Ownership Plan, Exhibit 3; Loan Agreement with Dan K. Wassong,
    Exhibit 4; 401(k) Plan, Exhibit 5; Supplemental Executive Retirement Plan,
    Exhibit 6.

(d) This exhibit was filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1989. The exhibit number in such Form 10-K is
    Exhibit 2.

(e) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1993. The exhibit numbers in such Form 10-K are as follows: Amendment No. 1 to Employee's Stock Ownership Plan, Exhibit 2; 1984 Stock Option Plan, Exhibit 3; Loan Agreement with Dan K. Wassong dated August 22, 1984, Exhibit 4; Employment Agreement with Charles J. Hinkaty,
    Exhibit 5; Employment Agreement with Harvey P. Alstodt, Exhibit 6; Employment Agreement with William H. McMenemy, Exhibit 7; Life Insurance Agreement with Robert H. Haines, as trustee, Exhibit 9.

(f) These exhibits were filed as exhibits to the Registrant's Definitive Proxy Statement dated May 27, 1999, relating to the Registrant's 1999 Annual Meeting of Stockholders. The exhibit numbers in such

    Proxy Statement are as follows: 1994 Stock Plan, as amended and restated, Exhibit A; Annual Incentive Plan, as amended and restated, Exhibit B.

(g) This exhibit was filed on April 1, 1991, as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1990. The exhibit number in such Form 10-K is Exhibit 2.

(h) These exhibits were filed as exhibits to the Registrant's Form 10-Q for the quarter ended September 30, 1997. The exhibit numbers in such Form 10-Q are as follows: Lease between Registrant and Coliseum Towers Associates,
    Exhibit 10.1; Purchase Money Promissory Note with Carver Boat Corporation,
    Exhibit 10.2.

(i) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1996, as follows: 10.9 above was filed as Exhibit 1 to the 1996 10-K; 10.19 above was filed as Exhibit 2 to the 1996 10-K; 10.21 above was filed as Exhibit 3 to the 1996 10-K; and 10.24 above was filed as
    Exhibit 4 to the 1996 10-K.

(j) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1998, as follows: 10.10 above was filed as
    Exhibit 10.32 to the 1998 10-K; 10.25 above as filed as Exhibit 10.29 to the 1998 10-K; 10.26 above was filed as Exhibit 10.30 to the 1998 10-K; and
    10.27 above was filed as Exhibit 10.31 to the 1998 10-K.