Form 10-Q
period 2000-03-31
DEL LABORATORIES INC
filed 2000-05-15
CIK 27751

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO_______


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

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  (X)                       NO  ( )

The number of shares of Common Stock, $1 par value, outstanding as of May 8, 2000 was 7,543,726.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index


Part I.      FINANCIAL INFORMATION                                          PAGE
                                                                            ----
Item 1.      Financial Statements:

             Consolidated Balance Sheets as of
                March 31, 2000 and December 31, 1999                           3

             Consolidated Statements of Earnings for the three
                months ended March 31, 2000 and 1999                           4

             Consolidated Statements of Cash Flows for the
                three months ended March 31, 2000 and 1999                     5

             Notes to Consolidated Financial Statements                        6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               9


PART II.  OTHER INFORMATION                                                   12

SIGNATURES                                                                    13


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
               (In thousands except for share and per share data)

                                                                   March 31         December 31
                                                                     2000              1999
                                                                   ---------         ---------
                                                                  (UNAUDITED)
                             ASSETS
Current assets:
   Cash and cash equivalents                                       $   2,385         $   3,585
   Accounts receivable-less allowance for doubtful accounts
     of $1,300 in 2000 and 1999                                       56,312            45,942
   Income taxes receivable                                             1,963             1,963
   Inventories                                                        62,990            59,155
   Deferred income taxes, net                                          5,272             5,272
   Prepaid expenses and other current assets                           2,522             2,455
                                                                   ---------         ---------
      Total current assets                                           131,444           118,372

Property, plant and equipment, net                                    39,370            37,191

Intangibles arising from acquisitions, net                            16,881            17,101
Other assets                                                           8,978             7,897
                                                                   ---------         ---------
      Total assets                                                 $ 196,673         $ 180,561
                                                                   =========         =========
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to bank                                           $     664         $   3,888
   Accounts payable                                                   29,917            27,175
   Accrued liabilities                                                15,045            12,837
                                                                   ---------         ---------
      Total current liabilities                                       45,626            43,900

Long-term pension liability, less current portion                      9,052             9,052
Deferred income taxes, net                                               986               986
Long-term debt, less current portion                                  89,486            75,750
                                                                   ---------         ---------
      Total liabilities                                              145,150           129,688
                                                                   ---------         ---------
Shareholders' equity:
   Preferred stock $.01 par value, authorized
   1,000,000 shares; no shares issued                                     --                --
   Common stock $1 par value, authorized
   20,000,000 shares; issued 10,000,000 shares                        10,000            10,000
   Additional paid-in capital                                            127               127
   Accumulated other comprehensive loss                               (1,019)           (1,029)
   Retained earnings                                                  75,637            75,136
                                                                   ---------         ---------
                                                                      84,745            84,234
   Less:  Treasury stock at cost, 2,455,420 shares
     in 2000 and 1999                                                (32,120)          (32,120)
   Receivables for stock options exercised                            (1,102)           (1,241)
                                                                   ---------         ---------
      Total shareholders' equity                                      51,523            50,873
                                                                   ---------         ---------
      Total liabilities and shareholders' equity                   $ 196,673         $ 180,561
                                                                   =========         =========


         The accompanying notes are an integral part of the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                   -------------------------------
                                                      2000                1999
                                                   -----------         -----------
Net sales                                          $    67,382         $    61,756
Cost of goods sold                                      28,951              27,774
Selling and administrative expenses                     35,490              33,895
                                                   -----------         -----------
    Operating income                                     2,941                  87

Other income (expense):
    Gain on sale of facility                                --               1,734
    Interest expense                                    (2,086)             (1,228)
    Interest income                                          8                  17
                                                   -----------         -----------

Earnings before income taxes                               863                 610
Income taxes                                               362                 244
                                                   -----------         -----------
    Net earnings                                   $       501         $       366
                                                   ===========         ===========
Earnings per common share:
    Basic                                          $      0.07         $      0.05
                                                   ===========         ===========
    Diluted                                        $      0.07         $      0.05
                                                   ===========         ===========
Weighted average common shares outstanding:
    Basic                                            7,545,000           7,621,000
                                                   ===========         ===========
    Diluted                                          7,621,000           8,069,000
                                                   ===========         ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (In thousands)
                                   (UNAUDITED)

                                                                             MARCH 31
                                                                     -------------------------
                                                                       2000             1999
                                                                     --------         --------
Cash flows from operating activities:
Net earnings                                                         $    501         $    366
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                           1,767            1,758
Provision for doubtful accounts                                            45               --
Gain on sale of facility                                                   --           (1,734)
Other non-cash operating items                                            241              166
Changes in operating assets and liabilities:
    Accounts receivable                                               (10,424)            (735)
    Inventories                                                        (3,851)          (5,401)
    Prepaid expenses and other current assets                             (68)              52
    Other assets                                                       (1,081)             361
    Accounts payable                                                    2,749           (1,326)
    Accrued liabilities                                                 2,208            6,012
    Income taxes payable                                                   --             (312)
                                                                     --------         --------

          Net cash used in operating activities                        (7,913)            (793)
                                                                     --------         --------
Cash flows provided by (used in) investing activities:
    Proceeds from sale of facility                                         --            2,538
    Property, plant and equipment additions                            (1,906)          (1,750)
    Additions to intangibles and other assets                              --              (26)
                                                                     --------         --------
         Net cash provided by (used in) investing activities           (1,906)             762
                                                                     --------         --------
Cash flows provided by (used in) financing activities:
    Borrowings under long-term debt                                    24,500            4,250
    Principal payments under long-term debt                              (104)            (111)
    Borrowings under short-term lines of credit                         1,500               --
    Repayments of short-term lines of credit                          (17,250)          (3,500)
    Acquisition of treasury stock                                          --           (2,480)
    Dividends paid                                                         --             (524)
                                                                     --------         --------
          Net cash provided by (used in) financing activities           8,646           (2,365)
                                                                     --------         --------

Effect of exchange rate changes on cash                                   (27)              (4)
                                                                     --------         --------

Net decrease  in cash and cash equivalents                             (1,200)          (2,400)

Cash and cash equivalents at beginning of year                          3,585            3,731
                                                                     --------         --------

Cash and cash equivalents at end of period                           $  2,385         $  1,331
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

      A summary of the Company's significant accounting policies is presented in its 1999 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results.

      In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for interim periods.

2.    INVENTORY

      Classification of inventories (in thousands):

                                   March 31             December 31
                                     2000                  1999
                                    -------               -------

      Raw Materials                 $34,428               $27,936
      Work In Process                 4,721                 6,226
      Finished Goods                 23,841                24,993
                                    -------               -------
                                    $62,990               $59,155
                                    =======               =======

3.    EARNINGS PER SHARE

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

      On November 15, 1999, the Company's Board of Directors approved a 2% stock dividend. As a result, 147,581 shares of treasury stock were issued on December 28, 1999 to shareholders of record on November 30, 1999. Accordingly, the weighted average common shares outstanding in the consolidated statement of earnings for the quarter ended March 31, 1999, have been restated to reflect the dividend.

           A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

                                                  (Amounts in thousands,
                                                  except per share data)

                                                    Three Months Ended
                                                         March 31
                                                   --------------------
                                                    2000          1999
                                                   ------        ------

      Net earnings (numerator)                     $  501        $  366
                                                   ------        ------
      Weighted-average common shares
         (denominator for basic earnings
         per share)                                 7,545         7,621

      Effect of dilutive securities:
         Employee stock options                        76           448

      Weighted-average common and potential
         common shares outstanding
         (denominator for diluted earnings
         per share)                                 7,621         8,069
                                                   ------        ------

      Basic earnings per share                     $ 0.07        $ 0.05
                                                   ------        ------

      Diluted earnings per share                   $ 0.07        $ 0.05
                                                   ======        ======

      Employee stock options for 1,271,000 and 242,000 shares for the periods ended March 31, 2000 and 1999, respectively, were not included in the net earnings per share because their effect would have been anti-dilutive.

4.    SUPPLEMENTAL CASH FLOW INFORMATION

      The Company purchased a 68,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario for $1,828,000. The purchase was financed with a combination of a mortgage bridge loan and a five-year mortgage.

5.    COMPREHENSIVE INCOME

      The components of comprehensive income for the three months ended March 31, 2000 and 1999 are as follows:

                                             Three Months Ended
                                                  March 31
                                             ------------------
                                              2000         1999
                                             -----        -----

      Net earnings                           $ 501        $ 366

      Other comprehensive:
         Foreign currency translation           10          (28)
                                             -----        -----

      Total comprehensive income             $ 511        $ 338
                                             =====        =====

6.    SEGMENT INFORMATION

      The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary oral analgesics, acne treatment products and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments; depreciation of unallocated assets are charged to the Cosmetic segment.

                                                 For the period ended
                                                       March 31,
                                                    (in thousands)
                                            -------------------------------
                                              2000                   1999
                                            --------               --------
Net sales
          Cosmetic                          $ 52,325               $ 46,701
          Pharmaceutical                      15,057                 15,055
                                            --------               --------
          Consolidated                      $ 67,382               $ 61,756
                                            ========               ========
Operating income (loss)
          Cosmetic                          $    743               $ (2,200)
          Pharmaceutical                       2,198                  2,287
                                            --------               --------
          Consolidated                      $  2,941               $     87
                                            --------               --------

Gain on asset sale                                --               $  1,734
                                            --------               --------
Interest expense, net                       $  2,078               $  1,211
                                            --------               --------
Earnings before taxes                       $    863               $    610
                                            ========               ========
Depreciation and amortization
          Cosmetic                          $  1,654               $  1,645
          Pharmaceutical                         113                    113
                                            --------               --------
          Consolidated                      $  1,767               $  1,758
                                            ========               ========

7.    SUBSEQUENT EVENTS

      On April 3, 2000, the Company sold a 39,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario that was included in property, plant and equipment at March 31, 2000, with a net book value of approximately $451,000, for proceeds of approximately $862,000. Approximately $640,000 of the proceeds were used to satisfy a mortgage bridge loan on its new facility in Barrie, Ontario purchased on February 22, 2000.

      On April 26, 2000, the Company refinanced its purchase money promissory note of $3,822,000 for its property in North Carolina with a five-year $4,523,000 mortgage on the land and buildings. The mortgage includes terms which provide for the maintenance of certain financial ratios. As a result of this refinancing the note has been classified as long-term debt in the accompanying consolidated balance sheet as of March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)   RESULTS OF OPERATIONS

      FIRST QUARTER ENDED MARCH 31, 2000 VERSUS MARCH 31, 1999

      NET SALES

      Net sales for the first quarter of 2000 were $67.4 million, an increase of 9.1% compared to $61.8 million in the first quarter of 1999. Cosmetics net sales for the first quarter of 2000 were $52.3 million, an increase of 12.0% compared to $46.7 million in 1999. The increase is due principally to lower product returns.

      Pharmaceuticals net sales were $15.1 million for the first quarter of 2000 and 1999.

      COST OF SALES

      Cost of sales for the first quarter of 2000 were $29.0 million, or 43.0% of net sales, as compared to $27.8 million, or 45.0% of net sales in 1999. The decrease in cost of sales as a percentage of net sales is due principally to lower product returns in the cosmetics division.

      SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses for the first quarter of 2000 were $35.5 million, or 52.7% of net sales, compared to $33.9 million, or 54.9% of net sales in 1999. The decrease as a percentage of net sales is due primarily to the favorable impact on net sales of lower product returns.

      NET INTEREST EXPENSE

      Interest expense, net of interest income, for the first quarter of 2000 was $2.1 million, compared to $1.2 million in 1999. The increase is due to higher average borrowings for working capital requirements in the first quarter of 2000, in addition to increased borrowing rates, as compared to 1999.

      INCOME TAXES

      Income taxes are based on the Company's expected annual effective tax rate of 42% in 2000 compared to 40% in 1999.

      NET EARNINGS

      Net earnings for the first quarter of 2000 were $0.5 million, compared to $0.4 million in 1999. The first quarter of 1999 included an after tax-gain of $1.0 million on the sale of a facility.

(2)   LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000 the Company had cash and cash equivalents of $2.4 million compared to $1.3 million at March 31, 1999.

      Net cash used in operating activities was $7.9 million for the three months ended March 31, 2000, primarily due to an increase in accounts receivable of $10.4 million, an increase in inventories of $3.9 million, partially offset by increases of $2.7 million in accounts payable and $2.2 million in accrued liabilities.

      Cash used for property, plant and equipment additions was $1.9 million for the three months ended March 31, 2000 compared to $1.8 million in 1999.

      Net cash provided by financing activities for the three months ended March 31, 2000 was $8.6 million due to proceeds received under the Company's revolving credit agreement and short-term borrowings under a line of credit with a bank, partially offset by repayments of short-term borrowings.

      On February 22, 2000, the Company purchased a 68,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario for $1,828,000. The purchase was financed with a combination of a mortgage bridge loan and a five-year mortgage. The 39,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario that was included in property, plant and equipment at March 31, 2000, with a net book value of approximately $451,000, was sold on April 3, 2000 for proceeds of approximately $862,000 of which approximately $640,000 were used to satisfy the mortgage bridge loan.

      Under the Company's purchase money promissory note for its property in North Carolina, the final payment of $3,850,000 was due on May 15, 2000. On April 26, 2000, the Company refinanced this note with a five-year mortgage on the land and buildings. The mortgage includes terms which provide for the maintenance of certain financial ratios.

      The Company believes that cash from future operations, cash on hand and amounts available from the credit facility, will be sufficient to satisfy its liquidity needs for the foreseeable future.

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




                                      DEL LABORATORIES, INC.
                                      ----------------------
                                      (Registrant)




DATE: MAY 5, 2000                     /s/ Dan K. Wassong
                                      ----------------------------
                                      Dan K. Wassong
                                      Chairman, President and
                                      Chief Executive Officer




DATE: MAY 5, 2000                     /s/ Enzo J. Vialardi
                                      ----------------------------
                                      Enzo J. Vialardi
                                      Executive Vice President and
                                      Chief Financial Officer