Form 10-Q
period 2000-06-30
DEL LABORATORIES INC
filed 2000-08-08
CIK 27751

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2000


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to


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

        YES  (X)        NO  (  )

The number of shares of Common Stock, $1 par value, outstanding as of August 3, 2000 was 7,595,209.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

                                     Index






Part I. FINANCIAL INFORMATION

                                                                         Page

Item 1. Financial Statements:

        Consolidated Balance Sheets as of
           June 30, 2000 and December 31, 1999                             3

        Consolidated Statements of Earnings for the three and six
                months ended June 30, 2000 and 1999                        4

        Consolidated Statements of Cash Flows for the
                six months ended June 30, 2000 and 1999                    5

        Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                9


PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders            12

Item 6.     Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                                 13


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.




                  DEL LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
             (In thousands except for share and per share data)


                                                                     June 30      December 31
          ASSETS                                                       2000            1999
          ------                                                    -----------   ------------
                                                                    (UNAUDITED)
Current assets:
          Cash and cash equivalents ..............................   $   3,536    $   3,585
          Accounts receivable-less allowance for doubtful accounts
          of $1,300 in 2000 and 1999 .............................      55,979       45,942
          Income taxes receivable ................................        --          1,963
          Inventories ............................................      62,657       59,155
          Deferred income taxes, net .............................       5,272        5,272
          Prepaid expenses and other current assets ..............       2,807        2,455
                                                                     ---------    ---------
                  Total current assets ...........................     130,251      118,372

Property, plant and equipment, net ...............................      38,527       37,191

Intangibles arising from acquisitions, net .......................      16,661       17,101
Other assets .....................................................       8,644        7,897
                                                                     ---------    ---------

                  Total assets ...................................   $ 194,083    $ 180,561
                                                                     =========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt ......................   $   4,118    $   3,888
          Accounts payable .......................................      29,241       27,175
          Accrued liabilities ....................................      13,874       12,837
          Income taxes payable ...................................         486         --
                                                                     ---------    ---------

                  Total current liabilities ......................      47,719       43,900

Long-term pension liability, less current portion ................       9,052        9,052
Deferred income taxes, net .......................................         986          986
Long-term debt, less current portion .............................      83,063       75,750
                                                                     ---------    ---------

                  Total liabilities ..............................     140,820      129,688
                                                                     ---------    ---------

Shareholders' equity:
          Preferred stock $.01 par value, authorized
          1,000,000 shares; no shares issued .....................        --           --
          Common stock $1 par value, authorized
          20,000,000 shares; issued 10,000,000 shares ............      10,000       10,000
          Additional paid-in capital .............................         291          127
          Accumulated other comprehensive loss ...................      (1,187)      (1,029)
          Retained earnings ......................................      77,542       75,136
                                                                     ---------    ---------

                                                                        86,646       84,234
          Less:  Treasury stock at cost, 2,468,747 shares
          at June 30, 2000 and 2,455,420 at December 31, 1999 ....     (32,288)     (32,120)
          Receivables for stock options exercised ................      (1,095)      (1,241)
                                                                     ---------    ---------
                  Total shareholders' equity .....................      53,263       50,873
                                                                     ---------    ---------

                  Total liabilities and shareholders' equity .....   $ 194,083    $ 180,561
                                                                     =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       -3-


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
               (In thousands except for share and per share data)
                                   (UNAUDITED)


                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30                      JUNE 30
                                                  -------                      -------
                                           2000            1999           2000          1999
                                           ----            ----           ----          ----

Net sales .........................   $    76,686    $    70,557    $   144,069    $   132,313

Cost of goods sold ................        34,357         30,723         63,309         58,497
Selling and administrative expenses        37,413         35,716         72,903         69,611
                                      -----------    -----------    -----------    -----------

    Operating income ..............         4,916          4,118          7,857          4,205

Other income (expense):
    Gain on sale of facility ......           362           --              362          1,734
    Interest expense ..............        (2,011)        (1,514)        (4,097)        (2,742)
    Interest income ...............            18              8             26             25
                                      -----------    -----------    -----------    -----------

Earnings before income taxes ......         3,285          2,612          4,148          3,222
Income taxes ......................         1,380          1,045          1,742          1,289
                                      -----------    -----------    -----------    -----------
    Net earnings ..................   $     1,905    $     1,567    $     2,406    $     1,933
                                      ===========    ===========    ===========    ===========

Earnings per common share:
    Basic .........................   $      0.25    $      0.21    $      0.32    $      0.26
                                      ===========    ===========    ===========    ===========
    Diluted .......................   $      0.25    $      0.20    $      0.32    $      0.24
                                      ===========    ===========    ===========    ===========

Weighted average common
 shares outstanding:
    Basic .........................     7,544,000      7,478,000      7,545,000      7,550,000
                                      ===========    ===========    ===========    ===========
    Diluted .......................     7,643,000      7,786,000      7,632,000      7,927,000
                                      ===========    ===========    ===========    ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (In thousands)
                                   (UNAUDITED)

                                                                  JUNE 30
                                                                  -------

                                                             2000        1999
                                                             ----        ----

Cash flows from operating activities:
Net earnings ...........................................   $  2,406    $  1,933
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization ..........................      3,608       3,372
Provision for doubtful accounts ........................         52        --
Gain on sale of facility ...............................       (362)     (1,734)
Other non-cash operating items .........................        249         446
Changes in operating assets and liabilities:
    Accounts receivable ................................    (10,141)     (8,464)
    Inventories ........................................     (3,602)     (9,285)
    Prepaid expenses and other current assets ..........       (353)        700
    Other assets .......................................       (749)        517
    Accounts payable ...................................      2,102       4,654
    Accrued liabilities ................................      1,051       4,615
    Income taxes payable / receivable ..................      2,546        (137)
                                                           --------    --------

          Net cash used in operating activities ........     (3,193)     (3,383)
                                                           --------    --------

Cash flows provided by (used in) investing activities:
    Proceeds from sale of facility .....................        800       2,538
    Property, plant and equipment additions ............     (3,185)     (3,088)
    Additions to intangibles and other assets ..........       --           (40)
                                                           --------    --------

         Net cash used in investing activities .........     (2,385)       (590)
                                                           --------    --------


Cash flows provided by (used in) financing activities:
    Borrowings under long-term debt ....................     29,023       4,250
    Principal payments under long-term debt ............     (7,572)       (221)
    Borrowings under short-term lines of credit ........      1,500       7,250
    Repayments of short-term lines of credit ...........    (17,250)     (3,500)
    Decrease in receivables for stock options exercised           6           7
    Acquisition of treasury stock ......................       (168)     (4,456)
    Dividends paid .....................................       --          (780)
                                                           --------    --------

          Net cash provided by financing activities ....      5,539       2,550
                                                           --------    --------

Effect of exchange rate changes on cash ................        (10)         12
                                                           --------    --------

Net decrease  in cash and cash equivalents .............        (49)     (1,411)

Cash and cash equivalents at beginning of year .........      3,585       3,731
                                                           --------    --------

Cash and cash equivalents at end of period .............   $  3,536    $  2,320
                                                           ========    ========



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



2. INVENTORY
   ---------

   Classification of inventories (in thousands):

                                             June 30            December 31
                                              2000                 1999
                                              ----                 ----

         Raw Materials                       $37,083             $27,936
         Work In Process                       4,942               6,226
         Finished Goods                       20,632              24,993
                                             -------             -------
                                             $62,657             $59,155
                                             =======             =======





3. EARNINGS PER SHARE
   ------------------

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

On November 15, 1999, the Company's Board of Directors approved a 2% stock dividend. As a result, 147,581 shares of treasury stock were issued on December 28, 1999 to shareholders of record on November 30, 1999. Accordingly, the weighted average common shares outstanding in the consolidated statement of earnings for the three and six months ended June 30, 1999, have been restated to reflect the dividend.

    ------------------------------

    A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

                                                Three Months       Six Months
                                                   Ended             Ended
                                                  June 30           June 30
                                                  (Amounts in thousands,
                                                  except per share data)

                                                2000     1999      2000    1999
                                                ----     ----      ----    ----

    Net earnings (numerator)                   $1,905   $1,567   $2,406   $1,933

    Weighted-average common shares
       (denominator for basic earnings
       per share)                               7,544    7,478    7,545    7,550

    Effect of dilutive securities:
       Employee stock options                      99      308       87      377

    Weighted-average common and potential
       common shares outstanding
       (denominator for diluted earnings
       per share)                               7,643    7,786    7,632    7,927
                                               ------   ------   ------   ------

    Basic earnings per share                   $ 0.25   $ 0.21   $ 0.32   $ 0.26
                                               ------   ------   ------   ------

    Diluted earnings per share                 $ 0.25   $ 0.20   $ 0.32   $ 0.24
                                               ------   ------   ------   ------


    Employee stock options for 1,267,000 and 452,000 shares for the three months ended June 30, 2000 and 1999, respectively, and 1,269,000 and 347,000 shares for the six months ended June 30, 2000 and 1999, respectively, were not included in the net earnings per share because their effect would have been anti- dilutive.


4. COMPREHENSIVE INCOME
   --------------------

    The components of comprehensive income for the three months and six months ended June 30, 2000 and 1999 are as follows:

                                       Three Months Ended     Six Months Ended
                                            June 30               June 30
                                         (in thousands)        (in thousands)

                                           2000       1999       2000      1999
                                           ----       ----       ----      ----

    Net earnings                         $ 1,905    $ 1,567   $ 2,406    $ 1,933
    Other comprehensive income:
        Foreign currency translation        (168)       246      (158)       218
                                         -------    -------   -------    -------

    Total comprehensive income           $ 1,737    $ 1,813   $ 2,248    $ 2,151
                                         =======    =======   =======    =======

5.   SEGMENT INFORMATION
     -------------------

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


                                       Three Months Ended      Six Months Ended
                                           June 30                  June 30
                                        (in thousands)          (in thousands)
                                          2000       1999      2000        1999
                                          ----       ----      ----        ----

    Net sales
            Cosmetic                   $ 60,580   $ 54,798   $112,906   $101,499
            Pharmaceutical               16,106     15,759     31,163     30,814
                                       --------   --------   --------   --------
            Consolidated               $ 76,686   $ 70,557   $144,069   $132,313
                                       ========   ========   ========   ========

    Operating income
            Cosmetic                   $  2,829   $  2,473   $  3,572   $    273
            Pharmaceutical                2,087      1,645      4,285      3,932
                                       --------   --------   --------   --------
            Consolidated               $  4,916   $  4,118   $  7,857   $  4,205
                                       ========   ========   ========   ========

    Gain on asset sale                 $    362       --     $    362   $  1,734
    Interest expense, net                 1,993   $  1,506      4,071      2,717
                                       --------   --------   --------   --------
    Earnings before taxes              $  3,285   $  2,612   $  4,148   $  3,222
                                       ========   ========   ========   ========

    Depreciation and amortization
            Cosmetic                   $  1,725   $  1,512   $  3,379   $  3,157
            Pharmaceutical                  116        102        229        215
                                       --------   --------   --------   --------
            Consolidated               $  1,841   $  1,614   $  3,608   $  3,372
                                       ========   ========   ========   ========


6.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

     On February 22, 2000, the Company purchased a 68,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario for $1,828,000. The purchase was financed with a combination of a mortgage bridge loan and a five-year mortgage. The mortgage bridge loan was repaid on April 3, 2000.

7.   GAIN ON SALE OF FACILITY
     ------------------------

     On April 3, 2000, the Company sold a 39,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario, with a net book value of approximately $442,000 for net proceeds of approximately $804,000. Approximately $640,000 of the proceeds was used to satisfy a mortgage bridge loan on its new facility in Barrie, Ontario purchased on February 22, 2000.

8.   LONG-TERM DEBT
     --------------

     On April 26, 2000, the Company refinanced its purchase money promissory note of $3,822,000 for its property in North Carolina with a five-year $4,523,000 mortgage on the land and buildings. The mortgage includes an interest rate based on LIBOR and terms that provide for the maintenance of certain financial ratios.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  RESULTS OF OPERATIONS
     ---------------------

     Second Quarter and Six Months Ended June 2000 versus June 1999
     --------------------------------------------------------------

NET SALES
---------

Net sales for the second quarter of 2000 were $76.7 million, an increase of 8.7% compared to $70.6 million in 1999. Net sales for the first six months of 2000 were $144.1, an increase of 8.9% compared to $132.3 million in 1999.

Cosmetic net sales for the second quarter were $60.6 million, an increase of 10.6% compared to $54.8 million in 1999. Cosmetic net sales for the first six months of 2000 were $112.9 million, an increase of 11.2% compared to $101.5 million in 1999. The increase is due primarily to volume growth in the Sally Hansen family and N.Y.C. New York Color brands, together with lower Naturistics product returns.

Pharmaceutical net sales for the second quarter of 2000 were $16.1 million, an increase of 2.2% compared to $15.8 million in 1999. The increase was principally due to the launch of the Dermarest Psoriasis brand, partially offset by reduced Orajel shipments due to reductions in drug and food wholesaler inventories. Meanwhile, Orajel retail sales continued to grow achieving record high market share levels. Pharmaceutical net sales for the first six months of 2000 were $31.1 million, an increase of 1.1% compared to $30.8 million in 1999.

COST OF GOODS SOLD
------------------

Cost of goods sold for the second quarter of 2000 were $34.4 million, or 44.8% of net sales, as compared to $30.7 million, or 43.5% of net sales in 1999. Cost of goods sold for the first six months of 2000 were $63.3 million, or 43.9% of net sales, as compared to $58.5 million, or 44.2% of net sales in 1999.

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

Selling and administrative expenses for the second quarter of 2000 were $37.4 million, or 48.8% of net sales, as compared to $35.7 million, or 50.6% of net sales in 2000. Selling and administrative expenses for the first six months of 2000 were $72.9 million, or 50.6% of net sales in 2000 compared to $69.6 million, or 52.6% of net sales in 1999. The decrease in selling and administrative expenses, as a percentage of net sales, is primarily attributable to selling expenses increasing at a lower rate than the increase in sales.

GAIN ON SALE OF FACILITY
------------------------

On April 3, 2000, the Company sold a 39,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario, with a net book value of approximately $442,000, for net proceeds of approximately $804,000.

NET INTEREST EXPENSE
--------------------

Interest expense, net of interest income, for the second quarter of 2000 was $2.0 million, compared to $1.5 million in 1999. Interest expense, net of interest income for the first six months of 2000 was $4.1 million, compared to $2.7 million in 1999. The increases are due to higher average borrowings for working capital requirements in 2000, in addition to increased borrowing rates, as compared to 1999.

INCOME TAXES
------------

Income taxes are based on the Company's expected annual effective tax rate of 42% in 2000 compared to 40% in 1999.

NET EARNINGS
------------

Net earnings for the second quarter of 2000 were $1.9 million, which includes an after-tax gain of $0.2 million on the sale of a facility, compared to $1.6 million in 1999. Net earnings for the six months ended June 30, 2000 were $2.4 million, compared to $1.9 million in 1999. The first six months of 1999 included an after-tax gain of $1.0 million on the sale of a facility.

(2) LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

At June 30, 2000 the Company had cash and cash equivalents of $3.5 million compared to $2.3 million at June 30, 1999.

Net cash used in operating activities was $3.2 million for the six months ended June 30, 2000, primarily due to an increase in accounts receivable of $10.1 million, an increase in inventories of $3.6 million, partially offset by increases of $2.1 million in accounts payable and $2.5 million in income taxes payable / receivable.

Cash used for property, plant and equipment additions was $3.2 million for the six months ended June 30, 2000 compared to $3.1 million in 1999.

Net cash provided by financing activities for the six months ended June 30, 2000 was $5.5 million due to proceeds received under the Company's revolving credit agreement and short-term borrowings under a line of credit with a bank, partially offset by repayments of short-term borrowings and principal payments of long-term debt.

On April 3, 2000, the Company sold a 39,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario, with a net book value of approximately $442,000 for net proceeds of approximately $804,000. Approximately $640,000 of the proceeds was used to satisfy a mortgage bridge loan on its new facility in Barrie, Ontario purchased on February 22, 2000.

On April 26, 2000, the Company refinanced its purchase money promissory note of $3,822,000 for its property in North Carolina with a five-year $4,523,000 mortgage on the land and buildings. The mortgage includes an interest rate based on LIBOR and terms that provide for the maintenance of certain financial ratios.


The Company believes that cash from future operations, cash on hand and amounts available from the credit facility, will be sufficient to satisfy its liquidity needs for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS 137 and SFAS 138, which is effective for quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 provides guidance for accounting for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not believe that the implementation of SFAS No. 133 will have a significant impact on its financial position or results of operations.

On March 31, 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of Accounting Principles Board Opinion No. 25 (Opinion 25). This interpretation clarifies the application of Opinion 25 for certain issues. The effects of applying this interpretation are required to be recognized on a prospective basis from July 1, 2000. Management has determined that the application of this opinion will not have any effect on the Company's financial statements.



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

PART II - OTHER INFORMATION



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     At the Company's annual meeting held on May 25, 2000, the Shareholders reelected Dan K. Wassong and Martin E. Revson to the Board of Directors, in accordance with a proxy solicited pursuant to Section 14 of the Securities Exchange Act. Votes were cast as follows:

     ELECTION OF DIRECTORS           VOTES FOR               VOTES WITHHELD
     ---------------------           ---------               --------------
     Martin E. Revson                6,829,680                 122,576
     Dan K. Wassong                  6,894,372                  57,884




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




                                                  DEL LABORATORIES, INC.
                                                  ----------------------
                                                  (Registrant)








Date:            August 3, 2000                   /s/ DAN K. WASSONG
-----            --------------                   ------------------
                                                  Dan K. Wassong
                                                  Chairman, President and
                                                  Chief Executive Officer








Date:            August 3, 2000                   /s/ ENZO J. VIALARDI
-----            --------------                   --------------------
                                                  Enzo J. Vialardi
                                                  Executive Vice President and
                                                  Chief Financial Officer