Form 10-Q
period 2000-09-30
DEL LABORATORIES INC
filed 2000-11-07
CIK 27751

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

                              YES (X)         NO ( )

The number of shares of Common Stock, $1 par value, outstanding as of November 6, 2000 was 7,595,209.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index






Part I.      FINANCIAL INFORMATION
PAGE NO.

                                                                            PAGE

Item 1.      Financial Statements:

             Consolidated Balance Sheets as of
                September 30, 2000 and December 31, 1999                      3

             Consolidated Statements of Operations for the three and nine
                months ended September 30, 2000 and 1999                      4

             Consolidated Statements of Cash Flows for the
                nine months ended September 30, 2000 and 1999                 5

             Notes to Consolidated Financial Statements                       6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10


PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                   14



All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.



                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                 (In thousands except for share and per share data)


                                                                   September 30    December 31
       ASSETS                                                         2000            1999
       ------                                                      ------------    -----------
                                                                   (UNAUDITED)
Current assets:
       Cash and cash equivalents                                    $   3,273    $   3,585
       Accounts receivable-less allowance for doubtful accounts
       of $1,300 in 2000 and 1999                                      58,253       45,942
       Income taxes receivable                                           --          1,963
       Inventories                                                     61,884       59,155
       Deferred income taxes, net                                       5,272        5,272
       Prepaid expenses and other current assets                        3,911        2,455
                                                                    ---------    ---------
            Total current assets                                      132,593      118,372

Property, plant and equipment, net                                     37,905       37,191
Intangibles arising from acquisitions, net                             16,440       17,101
Other assets                                                            8,835        7,897
                                                                    ---------    ---------
            Total assets                                            $ 195,773    $ 180,561
                                                                    =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                            $   4,120    $   3,888
       Accounts payable                                                28,443       27,175
       Accrued liabilities                                             16,044       12,837
       Income taxes payable                                               314         --
                                                                    ---------    ---------
            Total current liabilities                                  48,921       43,900

Long-term pension liability, less current portion                       9,052        9,052
Deferred income taxes, net                                                986          986
Long-term debt, less current portion                                   82,517       75,750
                                                                    ---------    ---------
            Total liabilities                                         141,476      129,688
                                                                    ---------    ---------
Shareholders' equity:
       Preferred stock $.01 par value, authorized
       1,000,000 shares; no shares issued                                --           --
       Common stock $1 par value, authorized
       20,000,000 shares; issued 10,000,000 shares                     10,000       10,000
       Additional paid-in capital                                        --            127
       Accumulated other comprehensive loss                            (1,260)      (1,029)
       Retained earnings                                               77,888       75,136
                                                                    ---------    ---------
                                                                       86,628       84,234
       Less:  Treasury stock at cost, 2,404,791 shares
       at September 30, 2000 and 2,455,420 at December 31, 1999       (31,236)     (32,120)
       Receivables for stock options exercised                         (1,095)      (1,241)
                                                                    ---------    ---------
           Total shareholders' equity                                  54,297       50,873
                                                                    ---------    ---------
            Total liabilities and shareholders' equity              $ 195,773    $ 180,561
                                                                    =========    =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               (In thousands except for share and per share data)
                                   (UNAUDITED)


                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30                SEPTEMBER 30
                                               ------------                ------------
                                          2000            1999          2000           1999
                                          ----            ----          ----           ----

Net sales                             $    77,653    $    64,586    $   221,722    $   196,899

Cost of goods sold                         34,807         34,748         98,116         93,245
Selling and administrative expenses        38,649         37,289        111,552        106,900
                                      -----------    -----------    -----------    -----------
   Operating income (loss)                  4,197         (7,451)        12,054         (3,246)

Other income (expense):
   Gain on sale of facility                  --             --              362          1,734
   Interest expense                        (2,171)        (1,528)        (6,268)        (4,270)
   Interest income                            129             16            155             41
                                      -----------    -----------    -----------    -----------
Earnings (Loss) before income taxes         2,155         (8,963)         6,303         (5,741)
Income taxes expense (benefit)                981         (2,897)         2,723         (1,608)
                                      -----------    -----------    -----------    -----------
   Net earnings (loss)                $     1,174    $    (6,066)   $     3,580    $    (4,133)
                                      ===========    ===========    ===========    ===========

Earnings (Loss) per common share:
   Basic                              $      0.15    $     (0.81)   $      0.47    $     (0.55)
                                      ===========    ===========    ===========    ===========
   Diluted                            $      0.15    $     (0.81)   $      0.47    $     (0.55)
                                      ===========    ===========    ===========    ===========

Weighted average common
 shares outstanding:
   Basic                                7,576,000      7,503,000      7,555,000      7,534,000
                                      ===========    ===========    ===========    ===========
   Diluted                              7,652,000      7,503,000      7,639,000      7,534,000
                                      ===========    ===========    ===========    ===========











               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (In thousands)
                                   (UNAUDITED)

                                                                September 30
                                                                ------------

                                                              2000        1999
                                                              ----        ----

Cash flows from operating activities:
Net earnings (loss)                                        $  3,580    $ (4,133)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                 5,573       5,167
Provision for doubtful accounts                                  58          73
Gain on sale of facility                                       (362)     (1,734)
Other non-cash operating items                                  240         719
Changes in operating assets and liabilities:
    Accounts receivable                                     (12,473)        (87)
    Inventories                                              (2,906)     (6,242)
    Prepaid expenses and other current assets                (1,460)     (2,471)
    Other assets                                               (939)       (280)
    Accounts payable                                          1,336      (1,233)
    Accrued liabilities                                       3,234       1,825
    Income taxes payable / receivable                         2,888         (71)
                                                           --------    --------
          Net cash used in operating activities              (1,231)     (8,467)
                                                           --------    --------

Cash flows provided by (used in) investing activities:
    Proceeds from sale of facility                              800       2,538
    Property, plant and equipment additions                  (4,361)     (4,948)
    Additions to intangibles and other assets                  --            85
                                                           --------    --------
         Net cash used in investing activities               (3,561)     (2,325)
                                                           --------    --------

Cash flows provided by (used in) financing activities:
    Borrowings under long-term debt                          29,023       4,250
    Principal payments under long-term debt                  (8,086)       (329)
    Borrowings under short-term lines of credit               1,500      14,750
    Repayments of short-term lines of credit                (17,250)     (3,500)
    Decrease in receivables for stock options exercised           6           7
    Acquisition of treasury stock                              (696)     (4,539)
    Dividends paid                                             --        (1,037)
                                                           --------    --------
          Net cash provided by financing activities           4,497       9,602
                                                           --------    --------
Effect of exchange rate changes on cash                         (17)          8
                                                           --------    --------
Net decrease  in cash and cash equivalents                     (312)     (1,182)

Cash and cash equivalents at beginning of year                3,585       3,731
                                                           --------    --------
Cash and cash equivalents at end of period                 $  3,273    $  2,549
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



  2.  INVENTORY
      ---------

      Classification of inventories (in thousands):

                                September 30       December 31
                                        2000              1999
                                        ----              ----

          Raw Materials            $ 39,648         $  27,936
          Work In Process             5,145             6,226
          Finished Goods             17,091            24,993
                                  ---------         ---------
                                  $  61,884         $  59,155
                                  =========         =========



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


      On November 15, 1999, the Company's Board of Directors approved a 2% stock dividend. As a result, 147,581 shares of treasury stock were issued on December 28, 1999 to shareholders of record on November 30, 1999. Accordingly, the weighted average common shares outstanding in the consolidated statement of operations for the three and nine months ended September 30, 1999, have been restated to reflect the dividend.

      3.   EARNINGS PER SHARE (CONTINUED)
           ------------------------------

      A reconciliation between the numerators and denominators of the basic and diluted earnings (loss) per common share is as follows:




                                         Three Months Ended    Nine Months Ended
                                           September 30          September 30
                                   (Amounts in thousands, except per share data)


                                          2000       1999       2000      1999
                                          ----       ----       ----      ----

    Net earnings (loss) (numerator)      $ 1,174   $(6,066)   $ 3,580   $(4,133)
                                         -------   -------    -------   -------




    Weighted-average common shares

       (denominator for basic earnings


       (loss) per share)                   7,576     7,503      7,555     7,534




    Effect of dilutive securities:

       Employee stock options                 76      --           84      --




    Weighted-average common and potential
       common shares outstanding
       (denominator for diluted earnings

       (loss) per share)                   7,652     7,503      7,639     7,534





    Basic earnings (loss) per share      $  0.15   $ (0.81)   $  0.47   $ (0.55)
                                         -------   -------    -------   -------


    Diluted earnings (loss) per share    $  0.15   $ (0.81)   $  0.47   $ (0.55)
                                         -------   -------    -------   -------


      Employee stock options for 1,462,000 and 701,000 shares for the three months ended September 30, 2000 and 1999, respectively, and 1,333,000 and 465,000 shares for the nine months ended September 30, 2000 and 1999, respectively, were not included in the net earnings (loss) per share because their effect would have been anti-dilutive.


4.    COMPREHENSIVE INCOME (LOSS)
      ----------------------------



      The components of comprehensive income (loss) for the three months and nine months ended September 30, 2000 and 1999 are as follows:



                                       Three Months Ended     Nine Months Ended
                                          September 30          September 30
                                         (in thousands)        (in thousands)

                                        2000       1999        2000       1999
                                       -------    -------    -------    -------

    Net earnings (loss)                $ 1,174    $(6,066)   $ 3,580    $(4,133)
    Other comprehensive income (loss):
        Foreign currency translation      (108)       225       (266)       443
                                       -------    -------    -------    -------

    Total comprehensive income (loss)  $ 1,066    $(5,841)   $ 3,314    $(3,690)
                                       =======    =======    =======    =======

5.    SHAREHOLDERS' EQUITY
      --------------------

      As a result of stock options exercised on July 27, 2000, the excess of the cost of treasury shares over the exercise price of options exercised was recorded as a reduction of $752,000 to additional paid-in capital and a reduction of $828,000 to retained earnings. The income tax benefit from stock options exercised was $625,000 and $501,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively. The benefit was recorded as an increase to additional paid-in capital.



6.    SEGMENT INFORMATION
      -------------------

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


                                  Three Months Ended        Nine Months Ended
                                      September 30             September 30
                                     (in thousands)           (in thousands)
                                    2000      1999            2000       1999
                                    ----      ----            ----       ----

Net sales
          Cosmetic               $  59,961   $  48,403    $ 172,867   $ 149,902
          Pharmaceutical            17,692      16,183       48,855      46,997
                                 ---------   ---------    ---------   ---------
          Consolidated           $  77,653   $  64,586    $ 221,722   $ 196,899
                                 =========   =========    =========   =========

Operating income (loss)
          Cosmetic               $     310   $ (10,307)   $   3,882   $ (10,034)

          Pharmaceutical             3,887       2,856        8,172       6,788
                                 ---------   ---------    ---------   ---------
          Consolidated           $   4,197   $  (7,451)   $  12,054   $  (3,246)
                                 =========   =========    =========   =========

Gain on asset sale               $    --     $    --      $     362   $   1,734

Interest expense, net                2,042       1,512        6,113       4,229
                                 ---------   ---------    ---------   ---------
Earnings  (Loss) before taxes    $   2,155   $  (8,963)   $   6,303   $  (5,741)
                                 =========   =========    =========   =========

Depreciation and amortization
          Cosmetic               $   1,844   $   1,681    $   5,223   $   4,838
          Pharmaceutical               121         114          350         329
                                 ---------   ---------    ---------   ---------
          Consolidated           $   1,965   $   1,795    $   5,573   $   5,167
                                 =========   =========    =========   =========

7.    SUPPLEMENTAL CASH FLOW INFORMATION
      ----------------------------------

      On February 22, 2000, the Company purchased a 68,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario for $1,828,000. The purchase was financed with a combination of a mortgage bridge loan and a five-year mortgage. The mortgage bridge loan was repaid on April 3, 2000.

      Interest of $6,300,000 and $4,300,000, and income taxes of $1,700,000 and $700,000 were paid in the nine months ended September 30, 2000 and September 30, 1999, respectively. Income tax refunds of $2,200,000 related to taxes paid in 1999 were received in the nine months ended September 30, 2000.



8.    GAIN ON SALE OF FACILITY

      On April 3, 2000, the Company sold a 39,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario, with a net book value of approximately $442,000 for net proceeds of approximately $804,000. Approximately $640,000 of the proceeds was used to satisfy a mortgage bridge loan on its new facility in Barrie, Ontario purchased on February 22, 2000.



9.    LONG-TERM DEBT
      --------------

      On April 26, 2000, the Company refinanced its purchase money promissory note of $3,822,000 for its property in North Carolina with a five-year $4,523,000 mortgage on the land and buildings. The mortgage includes an interest rate based on LIBOR and terms that provide for the maintenance of certain financial ratios.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)   RESULTS OF OPERATIONS
      ---------------------

      SECOND QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS SEPTEMBER 30, 1999
      ---------------------------------------------------------------

      NET SALES
      ---------

      Net sales for the third quarter of 2000 were $77.7 million, an increase of 20% compared to $64.6 million in 1999. Net sales for the first nine months of 2000 were $221.7 million, an increase of 12.6% compared to $196.9 million in 1999.

      Cosmetic net sales for the third quarter of 2000 were $60.0 million, an increase of 23.9% compared to $48.4 million in 1999. Cosmetic net sales for the first nine months of 2000 were $172.9 million, an increase of 15.3% compared to $149.9 million in 1999. The increase is due primarily to volume growth in the Sally Hansen family and N.Y.C. New York Color brands, together with lower product returns.

      Pharmaceutical net sales for the third quarter of 2000 were $17.7 million, an increase of 9.3% compared to $16.2 million in 1999. Pharmaceutical net sales for the first nine months of 2000 were $48.9 million, an increase of 4.0% compared to $47.0 million in 1999. The increase is due primarily to volume growth in the Orajel brand and the Dermarest Psoriasis brand launched earlier in the year.


      COST OF GOODS SOLD
      ------------------

      Cost of goods sold in the third quarter of 2000 were $34.8 million, or 44.8% of net sales, as compared to $34.7 million, or 53.8% of net sales in 1999. Cost of goods sold for the first nine months of 2000 were $98.1 million, or 44.3% of net sales, as compared to $93.2 million, or 47.4% of net sales in 1999. The decrease in cost of sales as a percentage of net sales is primarily attributable to lower product returns. Additionally, the third quarter of 1999 included an increase of $4.5 million in the inventory valuation reserve to reflect the estimated market value of the Naturistics inventory pursuant to the Company's plan to reduce excess and slow moving inventory of such brands.


      SELLING AND ADMINISTRATIVE EXPENSES
      -----------------------------------

      Selling and administrative expenses for the third quarter of 2000 were $38.6 million, or 49.8% of net sales, as compared to $37.3 million, or 57.7% of net sales in 1999. Selling and administrative expenses for the first nine months of 2000 were $111.6 million, or 50.3% of net sales, as compared to $106.9 million, or 54.3% of net sales in 1999. The decrease in selling and administrative expenses, as a percentage of net sales, is primarily attributable to expenses increasing at a lower rate than the increase in net sales.

      GAIN ON SALE OF FACILITY
      ------------------------

      On April 3, 2000, the Company sold a 39,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario, with a net book value of approximately $442,000, for net proceeds of approximately $804,000.


      NET INTEREST EXPENSE
      --------------------

      Interest expense, net of interest income, for the third quarter of 2000 was $2.0 million, compared to $1.5 million in 1999. Interest expense, net of interest income for the first nine months of 2000 was $6.1 million, compared to $4.2 million in 1999. The increases are due to higher average borrowings for working capital requirements in 2000, in addition to increased borrowing rates, as compared to 1999.

      INCOME TAXES
      ------------

      Income taxes are based on the Company's expected annual effective tax rate of 43% in 2000 compared to an estimated 28% tax benefit in 1999.

      NET EARNINGS
      ------------

      Net earnings for the third quarter of 2000 were $1.2 million, compared to a prior year net loss of $6.1 million. Net earnings for the first nine months of 2000 were $3.6 million, compared to a prior year net loss of $4.1 million.




(2)   LIQUIDITY AND CAPITAL RESOURCES
      -------------------------------

      At September 30, 2000 the Company had cash and cash equivalents of $3.3 million compared to $2.5 million at September 30, 1999.

      Net cash used in operating activities was $1.2 million for the nine months ended September 30, 2000 primarily due to an increase in accounts receivable of $12.5 million, principally due to the timing of increased shipments in the third quarter, partially offset by increases of $3.2 million in accrued liabilities and $2.9 million in income taxes payable / receivable.

      Cash used for property, plant and equipment additions was $4.4 million for the nine months ended September 30, 2000 compared to $4.9 million in 1999.

      Net cash provided by financing activities for the nine months ended September 30, 2000 was $4.5 million due to proceeds received under the Company's revolving credit agreement and short-term borrowings under a line of credit with a bank, partially offset by repayments of short-term borrowings and principal payments of long-term debt.

      On April 3, 2000, the Company sold a 39,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario, with a net book value of approximately $442,000 for net proceeds of approximately $804,000. Approximately $640,000 of the proceeds was used to satisfy a mortgage bridge loan on its new facility in Barrie, Ontario purchased on February 22, 2000.

      On April 26, 2000, the Company refinanced its purchase money promissory note of $3,822,000 for its property in North Carolina with five-year $4,523,000 mortgage on the land and buildings. The mortgage includes an interest rate based on LIBOR and terms that provide for the maintenance of certain financial ratios.

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

      In May 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting for Certain Sales Incentives". The issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. Implementation of the EITF is required in the fourth quarter of fiscal 2000. Management has determined that implementation of EITF 00-14 will result in the reclassification of certain selling costs from selling and administrative expenses to net sales and is in the process of quantifying the amount of such reclassification.






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




                                                DEL LABORATORIES, INC.
                                                ----------------------
                                                (Registrant)








 DATE: NOVEMBER 6, 2000                         /S/ DAN K. WASSONG
 ----------------------                         -----------------------
                                                Dan K. Wassong
                                                Chairman, President and
                                                Chief Executive Officer








 DATE: NOVEMBER 6, 2000                         /S/ ENZO J. VIALARDI
 ----------------------                         ------------------------------
                                                Enzo J. Vialardi
                                                Executive Vice President and
                                                Chief Financial Officer