Form 10-K
period 2000-12-31
DEL LABORATORIES INC
filed 2001-03-28
CIK 27751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
            (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended DECEMBER 31, 2000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of the Registrant on March 19, 2001 was $76,329,337. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 19, 2001 was $35,205,756. On such date, the closing price for the Common Stock was $9.50 per share.

The number of shares of Common Stock outstanding as of March 19, 2001 was 8,034,667 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                               PART OF THE FORM 10-K INTO
                                               WHICH THE DOCUMENT IS
DOCUMENT                                       INCORPORATED
--------                                       ------------

Definitive Proxy Statement for                 Part III, Items 10, 11, 12 and 13
2001 Annual Meeting of Stockholders

Part 1

ITEM 1 - BUSINESS
-----------------

Del Laboratories, Inc. (the "Company") manufactures, markets and distributes cosmetics and proprietary over-the-counter pharmaceuticals. The Company's principal cosmetics products are nail care products, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products, and other related cosmetic items. The Company's cosmetics products are marketed under such well-known brand names as Sally Hansen Hard as Nails and Sally Hansen Professional Nail (nail care and nail color products), CornSilk (face make-up), Naturistics (color cosmetics and bath and body care), LaCross (beauty implements), and N.Y.C. New York Color (color cosmetics). The Company's proprietary pharmaceutical products include oral analgesics, acne treatment products, first aid products and eye/ear medications. The Company's pharmaceutical products are marketed under such well-known brand names as Orajel and Tanac (oral analgesics), Propa pH (acne treatment), Pronto (pediculicides), Arthricare (topical arthritis treatment), Stye (ophthalmic ointment), Dermarest (psoriasis) and Auro-Dri (ear remedy). The Company's products are sold principally in the United States and Canada to wholesalers and independent and chain drug, mass merchandisers and food stores.

The Company seeks to increase sales by aggressively marketing its products under established brand names. The Company targets the mass market, which accounts for a major portion of the decorative color cosmetics market and the majority of the over-the-counter pharmaceuticals market. The Company's customers in the mass market channel include Walgreens, Rite Aid, CVS, and Eckerd, major drug store chains; Wal-Mart, K-Mart and Target, major national chain mass merchandisers; and numerous regional chain drug stores and mass merchandisers. The Company also distributes its pharmaceutical products to drug wholesalers, including McKesson HBOC, Bergen Brunswig and Cardinal Health, Inc. and national food chains, including Ahold, Safeway, Kroger and Albertson's. Other than Wal-Mart Stores, Inc., which accounted for 24.4%, 25.4% and 21.5% of the Company's total net sales for 2000, 1999 and 1998, respectively, and Walgreens which accounted for 11.7%, 10.4% and 10.3% of the Company's total net sales in 2000, 1999 and 1998, respectively, no single customer accounted for more than 10% of the Company's total net sales.

The Company advertises its products on television and radio and in magazines. In-store displays and promotional activities are also utilized to attract consumer attention and to inform them of the products available under the Company's various brands. Cooperative advertising programs with retailers are also employed to further enhance consumer awareness of the Company's products and brands. Advertising expenditures were $27.8 million in 2000, or 9.4% of total net sales.

The Company utilizes two in-house national sales organizations, one for its cosmetics product lines and one for its pharmaceutical product lines. The Company also employs independent manufacturers' representatives in selected geographic areas where a full-time sales employee would not be economically justified.

Certain financial information regarding the Company's industry segments is set forth in the table below. Net sales for 1999 and 1998 include a reclassification to conform with current year presentation.

                   INDUSTRY SEGMENTS (In thousands of dollars)

                                                             2000         1999         1998
                                                             ----         ----         ----

Net sales to unaffiliated customers:

                           Cosmetics                        $ 229,194   $ 201,251    $ 212,363
                           Pharmaceuticals                     65,689      63,805       61,148

Operating income (loss):

                           Cosmetics                            4,989     (12,166)      10,251
                           Pharmaceuticals                     11,117       9,313       12,513

Identifiable assets:

                           Cosmetics                          133,090     122,417      120,664
                           Pharmaceuticals                     24,737      22,674       20,205
                           Corporate (unallocated assets)      32,951      35,470       36,605

The Company was incorporated in Delaware in 1961. The Company's cosmetics business is conducted primarily by the Company and its wholly-owned subsidiary, Del Laboratories (Canada) Inc., which sells the Company's cosmetics products to the Canadian market. The Company's pharmaceuticals business is conducted primarily by the Company's wholly-owned subsidiary, Del Pharmaceuticals, Inc., and its wholly-owned subsidiary, Del Pharmaceutics (Canada) Inc., which sells the Company's pharmaceutical products to the Canadian market.

The Company's products are sold in over thirty foreign countries through a limited number of subsidiaries and through contracts with local distributors and licensees. Export net sales (which exclude sales in Canada and Puerto Rico) have historically not exceeded 5% of the Company's total net sales in any year. Export net sales represented approximately 2% of the Company's total net sales in 2000, 1999, and 1998.

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

The Company expended approximately $5,292,000, $5,219,000 and $4,927,000 in 2000, 1999 and 1998, respectively, on research activities relating to the development of new products, clinical and regulatory affairs and quality control, all of which activities are conducted internally by the Company.

Competition in both the cosmetics and over-the-counter pharmaceuticals markets is intense. Many of the principal competitors in each of the Company's industry segments are well-established firms with greater financial and marketing resources. Frequent new product introductions and attendant advertising characterize both industry segments in which the Company operates. Consumer brand preferences in the Company's industry segments are generally influenced by advertising, promotional support and price. The cosmetics industry is sensitive to consumer purchasing power. The Company's competitors in the cosmetics market include Revlon, Inc., Procter and Gamble (Cover Girl, Oil of Olay), Cosmair (Maybelline) and L'Oreal and, in the over-the-counter pharmaceuticals market, include Whitehall-Robbins Division of American Home Products Corp., Pfizer, Procter and Gamble Co., Glaxo SmithKline, Bristol-Myers Squibb, Colgate Palmolive, Chattam, Inc., Bayer Corp. and Johnson and Johnson.

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

The Company currently has approximately 1,600 employees. Approximately 400 of the Company's employees are represented by two labor unions. The Company has not experienced any work stoppages and considers its employee and labor relations to be satisfactory.

ITEM 2 - PROPERTIES
-------------------

The Company's corporate offices are located in 44,000 square feet of leased space in Uniondale, New York.

The Company's principal manufacturing facility for both the cosmetics and pharmaceutical segments is located at 565 Broad Hollow Road, Farmingdale, New York. The building is a brick faced concrete block structure containing approximately 120,000 square feet of floor space. The Company also occupies a steel beamed and brick faced concrete block building, adjacent to the Farmingdale facility described above for administrative offices, which contains approximately 20,000 square feet of floor space. Both buildings are owned by the Company.

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

The Company also owns property located in the City of Little Falls, New York, consisting of a building with approximately 63,000 square feet of floor space. The facility is used for production, warehousing and distribution. The Company owns a second building located in close proximity to the Little Falls facility described above. This 100,000 square foot facility is a one-story steel and masonry industrial plant built in 1974 and is used for production and warehousing.

The Company's principal distribution center is located in two owned buildings containing approximately 225,000 square feet, in Rocky Point, North Carolina. Both buildings are of insulated metal construction. The buildings and land are subject to a first mortgage. The distribution center services both the cosmetics and pharmaceutical segments.

The Company also has short-term leases for space in public warehouses used primarily for the cosmetics segment.

The Company believes that its facilities are adequate to meet operating needs at reasonable levels of production.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

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

PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

The Company's common stock is traded on the American Stock Exchange under the symbol "DLI". The range of high and low sales prices as reported in the consolidated transaction reporting system of such exchange for each quarterly period during the past two years is as follows:

                              2000                         1999
                         -------------               ----------------
                        HIGH       LOW                HIGH       LOW
                        ----       ---                ----       ---
First Quarter         $ 10.25    $  7.13            $ 25.00    $ 17.75
Second Quarter        $ 12.94    $  8.00            $ 19.00    $ 13.75
Third Quarter         $ 12.88    $ 10.38            $ 17.25    $ 13.00
Fourth Quarter        $ 12.63    $  9.38            $ 14.06    $  7.50


There were 474 holders of record of the Company's common stock at December 31, 2000. This does not include beneficial holders whose shares are held of record by nominees. The Company paid regular quarterly dividends of $.035 from January 1998 through September 1999, a 2% stock dividend in December 1999 and a 5% stock dividend in December 2000. The Company has paid uninterrupted dividends for the past twenty-five years.

The terms of the Company's various borrowing agreements provide, among other things, for restrictions on the payment of cash dividends and certain other expenditures. At December 31, 2000, no amounts were available for cash dividends or the repurchase of treasury stock.

ITEM 6 - SELECTED FINANCIAL DATA  (unaudited)

(Amounts in Thousands Except Per Share and Employee Data)


                                          2000          1999          1998         1997        1996
                                          ----          ----          ----         ----        ----

Operating data:

Net sales                               $ 294,883    $ 265,056     $ 273,511   $ 263,452   $ 233,271
Net earnings (loss)                         4,717       (4,002)       11,077      13,127       9,278

Earnings (loss) per common share: (a)
   Basic                                     0.59        (0.51)         1.36        1.61        1.16
    Diluted                                  0.59        (0.51)         1.27        1.49        1.06
Dividends per share: (a)
   Cash                                      --           .105           .14        .105        .079
   Stock                                        5%           2%         --          --          --

Weighted average common shares
   outstanding: (a)
   Basic                                    7,943        7,906         8,119       8,133       7,977
 Diluted                                    8,027        7,906         8,703       8,836       8,736
Balance sheet data:

  Total assets                          $ 190,778    $ 180,561     $ 177,474   $ 149,314   $ 122,382

  Long-term debt                           82,495       75,750        59,400      43,879      40,000
Working capital                            85,764       74,472        62,728      53,576      51,266
Shareholders' equity                       55,443       50,873        59,097      54,530      44,842

Other data:

 Capital additions                      $   7,850    $   7,288     $   7,224   $  15,230   $   5,327
 Approximate # of employees                 1,600        1,500         1,600       1,400       1,300


(a) Adjusted to reflect a 5% stock dividend effective November 30, 2000, a 2% stock dividend effective November 30, 1999, and 4-for-3 stock splits effective February 20, 1998 and November 8, 1996, respectively.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999
---------------------------------------------------------------------

NET SALES. Net sales were $294.9 million and $265.1 million for 2000 and 1999, respectively, an increase of $29.8 million or 11.3%. Net sales for 1999 include a reclassification to conform with current year presentation. Cosmetics net sales were $229.2 million and $201.3 million for 2000 and 1999, respectively, an increase of $27.9 million or 13.9%. The increase is primarily due to volume growth in the Sally Hansen family of brands and in N.Y.C. New York Color, as well as reduced product returns of the Naturistics cosmetics and bath & body care line. Pharmaceutical net sales were $65.7 million and $63.8 million for 2000 and 1999, respectively, an increase of $1.9 million or 3.0%.

COST OF SALES. Cost of sales were $129.7 million or 44.0% of net sales in 2000, compared to $122.6 or 46.3% of net sales in 1999, an increase of $7.1 million or 5.8%. Cost of sales for 1999 include a reclassification to conform with current year presentation. The improvement in cost of sales as a percentage of net sales, is due primarily to the increase in unit volume and a reduction in product returns.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $149.1 million or 50.5% of net sales in 2000 compared to $145.3 million or 54.8% of net sales in 1999. The improvement in selling and administrative expenses as a percentage of net sales is primarily attributable to net sales increases in excess of selling and administrative expenses.

GAINS ON SALE OF FACILITY AND LAND. In April 2000, the Company sold a 39,000 square foot manufacturing warehousing and office facility in Barrie, Ontario, with a net book value of approximately $442,000, for net proceeds of approximately $804,000.

NET INTEREST EXPENSE. Net interest expense was $8.2 million in 2000 compared to $5.7 million in 1999. The increase is due to higher average borrowings for capital requirements in 2000, in addition to increased borrowing rates, as compared to 1999.

INCOME TAXES. The Company's effective annual tax rate for 2000 was 43%, compared to a tax benefit of 27% for 1999. The benefit in 1999 was limited primarily by the non-deductible portion of certain expenses recorded for financial statement purposes.

NET EARNINGS (LOSS). As a result of the above, net earnings increased to $4.7 million, or 1.6% of net sales in 2000 compared to a net loss of $4.0 million, or 1.5% of net sales in 1999.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
---------------------------------------------------------------------

NET SALES. Net sales were $265.1 million and $273.5 million for 1999 and 1998, respectively, a decrease of $8.5 million or 3.1%. Net sales for 1999 and 1998 include a reclassification to conform with year 2000 presentation. Cosmetics net sales were $201.3 million and $212.4 million for 1999 and 1998, respectively, a decrease of $11.1 million or 5.2%. The net sales decrease is due primarily to lower shipments of the Naturistics cosmetics and bath & body care line, as a result of the previously disclosed market repositioning of the line and, an increase in product returns, partially offset by shipments of N.Y.C. New York Color cosmetics introduced in 1999.

Pharmaceutical net sales were $63.8 and $61.1 million for 1999 and 1998, respectively, an increase of $2.7 million or 4.4%. The increase is primarily due to volume growth in the Orajel family of products.

COST OF SALES. Cost of sales were $122.6 million or 46.3% of net sales in 1999, compared to $114.5 million or 41.8% of net sales in 1998, an increase of $8.2 million or 7.1%. Cost of sales for 1999 and 1998 include a reclassification to conform with year 2000 presentation. The increase in cost of sales, as a percentage of net sales, is due primarily to a change in Cosmetics sales mix, increased returns and an increase in the inventory valuation reserve to reflect the estimated market value of the Naturistics inventory pursuant to the Company's plan to reduce excess and slow moving inventory of this brand.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $145.3 million, or 54.8% of net sales in 1999 compared to $136.3 million or 49.8% of net sales in 1998. The increase as a percentage of net sales is primarily attributable to higher promotional costs, increases in information technology expenses and the impact of product returns on net sales.

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

NET INTEREST EXPENSE. Net interest expense was $5.7 million in 1999 compared to $4.3 million in 1998. The increase is due to higher average borrowings in 1999 as compared to 1998 due principally to the financing of the acquisition of intellectual property rights and other assets of the CornSilk brand of facial make-up in May 1998, higher working capital requirements and, increased borrowing rates.

INCOME TAXES. The Company recorded a tax benefit of $1.5 million in 1999 based on an effective annual tax rate of 27% for the year ended December 31, 1999, compared to an effective annual tax rate of 40% in 1998.

NET EARNINGS (LOSS). As a result of the above, the Company incurred a net loss of $4.0 million in 1999 compared to net earnings of $11.1 million or 4.0% of net sales in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2000, the Company had cash equivalents of $2.9 million as compared to $3.6 million in 1999.

Net cash provided by operating activities was $0.1 million for the year ended December 31, 2000, as compared to cash used in operating activities of $8.0 million and $2.5 million for the years ended December 31, 1999 and 1998, respectively. The increase of cash provided by operating activities for 2000 as compared to 1999 is due principally to increased earnings and an increase in accrued liabilities, offset by an increase in accounts receivable and a decrease in accounts payable.

Cash of $0.8 million and $4.6 million was provided by the sales of land and facilities in 2000 and 1999, respectively. Cash used for property, plant and equipment additions was $6.0 million, $7.3 million and $7.2 million for 2000, 1999 and 1998, respectively. Capital expenditures for 2000, 1999 and 1998 were primarily for manufacturing machinery and equipment.

Net cash provided by financing activities was $4.5 million, $10.5 million, and $10.5 million for 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998, cash was provided by proceeds received under the revolving credit agreement with a bank and short-term borrowings under lines of credit with banks. Cash was used primarily for repayments of short-term lines of credit of $17.3 million, $3.5 million and $15.8 million in 2000, 1999 and 1998, respectively; principal payments under long-term debt of $8.1 million, $0.4 million and $0.5 million in 2000, 1999 and 1998 respectively; acquisition of shares of the Company's common stock aggregating $0.7 million, $4.5 million and $7.3 million in 2000, 1999 and 1998, respectively, and dividend payments of $1.0 million in 1999 and 1998. As of December 31, 2000, the Company was authorized to purchase up to 203,004 additional shares based on existing Board authorization. At December 31, 2000, no amounts were available for cash dividends or the repurchase of treasury stock.

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

On February 25, 2000, the Company amended the revolving credit agreement entered into in December 1998. The amendment increased the facility to $47,500,000 from $20,000,000 and extended the expiration to February 25, 2003. In addition, the notes under the $17,500,000 lines of credit were paid and cancelled as part of this amendment. After giving effect to the refinancing of the lines of credit, this amended revolving credit agreement increased the Company's borrowing capacity by $10,000,000. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR, prime or federal funds rates. The terms of the agreement include a commitment fee based on unutilized amounts, an annual agency fee and covenants which provide among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock, and certain other expenditures. The agreement terms include reductions in the commitment equal to the greater of $4,000,000 or principal amounts of the senior notes paid on each of May 31, 2001 and May 31, 2002. The revolving credit facility, as amended, is collateralized by the Company's trademarks and accounts receivable until such time as the borrowings under the revolving credit agreement are less than $22,500,000 and a certain financial ratio is achieved. The senior note holder and the lenders under the revolving credit agreement have entered into an intercreditor agreement which includes the pro rata sharing of such collateral. No compensating balances are required.

On April 3, 2000, the Company sold a 39,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario, with a net book value of approximately $442,000 for net proceeds of approximately $804,000. Approximately $627,000 of the proceeds was used to satisfy a mortgage bridge loan on its new facility in Barrie, Ontario purchased on February 22, 2000.

On April 26, 2000, the Company refinanced its purchase money promissory note of $3,822,000 for its property in North Carolina with a five-year $4,523,000 mortgage on the land and buildings. The mortgage includes an interest rate based on LIBOR and terms that provide for the maintenance of certain financial ratios.

The Company believes that estimated cash flow from future operations, cash on hand and amounts available from the credit facility, along with leasing transactions, will be sufficient to satisfy its liquidity needs for the foreseeable future.

The Company believes that general inflation has had no significant impact on its earnings (loss) from operations during the last three years.

FORWARD-LOOKING STATEMENTS
--------------------------

This annual report on Form 10-K as well as other filings with the Securities and Exchange Commission, our press releases, our reports to shareholders, other public documents and from time to time oral statements, contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to: delays in introducing new products or failure of consumers to accept new products; actions by competitors which may result in mergers, technology improvement or new product introductions; the dependence on certain national chain drug stores, food stores and mass merchandiser relationships due to the concentration of sales generated by such chains; changes in fashion-oriented color cosmetic trends; the effect on sales of lower retailer inventory targets; the effect on sales of political and/or economic conditions; the Company's estimates of costs and benefits, cash flow from operations and capital expenditures; interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments including the Company's qualitative and quantitative estimates as to market risk sensitive instruments; changes in product mix to products which are less profitable; shipment delays; depletion of inventory and increased production costs resulting from disruptions of operations at any of our manufacturing or distribution facilities; foreign currency fluctuations affecting our results of operations and the value of our foreign assets and liabilities; the relative prices at which we sell our products and our foreign competitors sell their products in the same market; our operating and manufacturing costs outside of the United States; changes in the laws, regulations and policies, including changes in accounting standards, that effect, or will effect, us in the United States and/or abroad; and trends in the general economy.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133. "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS No. 137 and SFAS No. 138, which is effective for quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 provides guidance for accounting for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not have any derivative instruments required to be reported under SFAS No. 133.

In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." The issue addresses the classification of shipping and handling fees billed to customers. The Company does not bill customers for shipping and handling costs, and accordingly classifies such costs as selling and administrative expense.

The SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statement," as amended, which provides the SEC Staff's interpretation of the application of generally accepted revenue recognition accounting principles. The Company adopted SAB No. 101 during the fourth quarter of fiscal 2000. The adoption did not have a material effect on the consolidated financial statements.

In May 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting for Certain Sales Incentives". The issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The Company has determined that implementation of EITF 00-14 will result in the reclassification of certain selling costs from selling and administrative expenses to net sales and is in the process of quantifying the amount of such reclassification. The reclassification will not have any impact on net earnings.

ITEM 7A - MARKET RISK SENSITIVE INSTRUMENTS
-------------------------------------------

The market risk inherent in the Company's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISK

The Company's borrowings at December 31, 2000 under the revolving credit agreement and lines of credit expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The Company believes that a hypothetical 10% change in interest rates amounts to approximately $0.4 million.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

See Consolidated Financial Statements and Schedule included separately herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

PART III
--------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

(a) The information required with respect to Directors is set forth under the captions "Election of Directors - Information Concerning Directors" and "Security Ownership of Certain Beneficial Owners - Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

(b) The executive officers of the Company, the positions held by them, their ages and the years in which they began to serve in the position or office held as of December 31, 2000 are as follows:

                                                                               YEAR IN
                                                                             WHICH BEGAN
                                                                               TO SERVE IN
                                                                             POSITION OR AS
         NAME                   POSITION                          AGE       EXECUTIVE OFFICER
         ----                   --------                          ---       -----------------

Dan K. Wassong       Chairman, President and
                     Chief Executive Officer, Director            70            1969

Charles J. Hinkaty   Vice President, President of
                     Del Pharmaceuticals, Inc.,
                     Director                                     51            1985

Enzo J. Vialardi     Executive Vice President,
                     Chief Financial Officer                      64            1998

William H. McMenemy  Executive Vice President of Marketing,
                     Cosmetics Division, North America            54            1980

Harvey P. Alstodt    Executive Vice President of Sales,
                     Cosmetics Division, North America            61            1988

James F. Lawrence    Group Vice President - Operations            66            1993

Gene L. Wexler       Vice President, General Counsel              45            1999
                     and Secretary

Thomas Redder        Vice President - Chief Information Officer   53            1996



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

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required is set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Election of Directors - Information Concerning Directors" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

PART IV
-------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

a)  Documents filed as part of this report:

    (1) and (2) See Consolidated Financial Statements and Schedule included herein.

    (3)  Exhibit Index.


b)  There were no reports on Form 8-K filed during the year ended
    December 31, 2000.

 ITEM TITLE     EXHIBIT NO.               DESCRIPTION
 ----------     -----------               -----------


 Articles of        3.1  (a)   Restated Certificate of Incorporation as filed
 Incorporation                 with the Delaware Secretary of State on
 and By-Laws                   March 29, 1996.

                    3.2   (b)  Certificate of Amendment filed with the Delaware
                               Secretary of State on June 4, 1996.

                    3.3  (j)   Certificate of Amendment of the Restated
                               Certificate of Incorporation filed with the Delaware Secretary of State on June 3, 1998.

                    3.4  (a)   By-Laws as amended through December 14, 1995.

Material            10.1 (c)   Employee Pension Plan, effective January
Contracts                      1, 1989 (amended and restated).

                    10.2 First Amendment of Employees' Pension Plan, effective January 1, 1989.

                    10.3 (d) Employee's Stock Ownership Plan, effective January 1, 1989.

                    10.4 (e)   Amendment No. 1 to Employee's Stock Ownership
                               Plan.

                    10.5 (c)   Amendment No. 2 to Employee's Stock Ownership
                               Plan.

                    10.6 (c) 401(k) Plan effective January 1, 1989 (amended and restated).

                    10.7 (j) Amendment No. 1 to 401(k) Plan adopted December 21, 1995.

                    10.8 (j) Amendment No. 2 to 401(k) Plan adopted March 16, 2000.

                    10.9 Amendment No. 3 to 401 (k) Plan, effective January 1, 2001.

                    10.10(c) Supplemental Executive Retirement Plan (amended and restated).

                    10.11(h) Amendment No. 1 effective January 1, 1997 to Supplemental Executive Retirement Plan.

                    10.12 Second Amendment to Supplement Executive Retirement Plan.

                    10.13(i) Amendment No. 3 to Supplemental Executive Retirement Plan.

                    10.14(e)   1984 Stock Option Plan, as amended to date.

                    10.15(f)   1994 Stock Plan, as amended as of May 27, 1999.

                    10.16(f)   Annual Incentive Plan, as amended as of May 27,
                               1999.

                    10.17(j) Amended and Restated Employment Agreement dated as of July 1, 1999 between the Registrant and Dan K. Wassong.

                    10.18(e) Employment Agreement dated March 14, 1985 with Charles J. Hinkaty, as amended.

ITEM TITLE          EXHIBIT NO.                         DESCRIPTION


                    10.19      Amendment to  Employment  Agreement  with Charles
                               J. Hinkaty, dated March 31, 1999.

                    10.20(e) Employment Agreement with Harvey P. Alstodt, as amended.

                    10.21(h)   Amendment  to  Employment  Agreement  with Harvey
                               P. Alstodt, dated April 22, 1996.

                    10.22(j)   Amendment  to  Employment   Agreement  with
                               Harvey  P. Alstodt dated December 30, 1997.

                    10.23(e) Employment Agreement with William H. McMenemy, as amended.

                    10.24(h) Amendment to Employment Agreement with William H. McMenemy, dated April 22, 1996.

                    10.25(i)   Employment   Agreement   with  Enzo  J. Vialardi,
                               dated December 30, 1998.

                    10.26(i) Employment Agreement with James Lawrence, dated March 1993.
                    10.27(i) Amendment to Employment Agreement with James Lawrence, dated July 12, 1995.

                    10.28(i) Second Amendment and Employment Agreement with James Lawrence, dated March 31, 1998.

                    10.29(e) Life Insurance Agreement, dated as of February 18, 1993.

                    10.30(g) Lease between Registrant and Coliseum Towers Associates.

                    10.31(j) Amended and Restated Loan Agreement dated as of February 25, 2000 among the Registrant, Del Pharmaceuticals, Inc. ("DPI"), Parfums Schiaperlli, Inc.("Parfums"), Royce &
                               Rader, Inc. ("Royce") and 565 Broad Hollow
                               Realty Corp. ("565"), as guarantors, The Chase Manhattan Bank, as agent for the lenders, and The Chase Manhattan Bank and European American Bank, as lenders.

                    10.32(j) Trademark Collateral Assignment and Security Agreement dated as of February 25, 2000, between the Registrant and The Chase Manhattan Bank, as Collateral Agent. Similar agreements were executed by DPI and Parfums.

                    10.33(j) Security Agreement dated as of February 25, 2000 between the Registrant and The Chase Manhattan Bank, as Collateral Agent. Similar agreements were executed by DPI, Parfums, Royce and 565.

                    10.34(j) General Guaranty dated as of February 25, 2000 by DPI in favor of The Chase Manhattan Bank, as Collateral Agent. Similar agreement were executed by Parfums, Royce and 565.

                    10.35(j) Amended and Restated Loan Agreement dated as of February 25, 2000 among the Registrant, DPI, Parfums, Royce, 565 and Jackson National Life Insurance Company.

ITEM TITLE          EXHIBIT NO.                         DESCRIPTION


Subsidiaries of     21.1 (k)   List of Subsidiaries.
Registrant

Consents of Experts 23.1       Consent of KPMG LLP dated March 20, 2001.
and Counsel

                    27         Financial Data Schedule



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

(g) These exhibits were filed as exhibits to the Registrant's Form 10-Q for the quarter ended September 30, 1997. The exhibit numbers in such Form 10-Q are as follows: Lease between Registrant and Coliseum Towers Associates,
     Exhibit 10.1; Purchase Money Promissory Note with Carver Boat Corporation,
     Exhibit 10.2.

(h) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1996, as follows: 10.9 above was filed as Exhibit 1 to the 1996 10-K; 10.21 above was filed as Exhibit 3 to the 1996 10-K; and
     10.24 above was filed as Exhibit 4 to the 1996 10-K.

(i) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1998, as follows: 10.10 above was filed as Exhibit
     10.32 to the 1998 10-K; 10.25 above as filed as Exhibit 10.29 to the 1998 10-K; 10.26 above was filed as Exhibit 10.30 to the 1998 10-K; and 10.27 above was filed as Exhibit 10.31 to the 1998 10-K.

(j) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1999, as follows: 3.3 above was filed as Exhibit
     3.3 to the 1999 10-K; 10.7 above was filed as Exhibit 10.6 to the 1999 10-K; 10.8 above was filed as Exhibit 10.7 to the 1999 10-K; 10.17 above was filed as Exhibit 10.14 to the 1999 10-K; 10.22 above was filed as
     Exhibit 10.22 to the 1999 10-K; 10.31 above was filed as Exhibit 10.32 to the 1999 10-K; 10.32 above was filed as Exhibit 10.33 to the 1999 10-K;
     10.33 above was filed as Exhibit 10.34 to the 1999 10-K; 10.34 above was filed as Exhibit 10.35 to the 1999 10-K; and 10.35 above was filed as
     Exhibit 10.36 to the 1999 10-K.

(k) This exhibit was filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1999. The exhibit number in such Form 10-K is
     Exhibit 21.1.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL LABORATORIES, INC.
(Registrant)


By /s/   DAN K. WASSONG                                       March 20, 2001
         Dan K. Wassong, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


By /s/   DAN K. WASSONG                                           March 20, 2001
         ---------------
         Dan K. Wassong, Chairman, President and
         Chief Executive Officer (Principal Executive Officer)


By /s/   CHARLES J. HINKATY                                       March 20, 2001
         ------------------
         Charles J. Hinkaty, Director, Vice President


By /s/   MARTIN E. REVSON                                         March 20, 2001
         -----------------
         Martin E. Revson, Director


By /s/   ROBERT A. KAVESH                                         March 20, 2001
         -----------------
        Robert A. Kavesh, Director


By /s/   STEVEN KOTLER                                            March 20, 2001
         --------------
         Steven Kotler, Director


By /s/   GEORGE LINDEMANN                                         March 20, 2001
         ----------------
         George Lindemann, Director


By /s/   MARCELLA MAXWELL                                         March 20, 2001
         -----------------
         Marcella Maxwell, Director


By /s/   ENZO J. VIALARDI                                         March 20, 2001
         -----------------
         Enzo J. Vialardi, Executive Vice President,
         Chief Financial Officer

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                                  and Schedule





Independent Auditors' Report                                                 F-2




Financial Statements:

      Consolidated Balance Sheets as of December 31, 2000 and 1999.          F-3

      Consolidated Statements of Operations for the years ended
      December 31, 2000, 1999 and 1998.                                      F-4

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998.                                      F-5

      Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 2000, 1999 and 1998.                                F-6

      Notes to Consolidated Financial Statements.                            F-7



Schedule:


  II       Valuation and Qualifying Accounts for the years ended
           December 31, 2000, 1999 and 1998.                                F-26


All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          Independent Auditors' Report





The Board of Directors and Shareholders
Del Laboratories, Inc.:



We have audited the accompanying consolidated balance sheets of Del Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Laboratories, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                            /s/ KPMG LLP
                                                            ------------


Melville, New York
February 15, 2001

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     December 31, 2000 and December 31, 1999



      ASSETS                                                          2000            1999
      ------
                                                                  --------------  --------------

Current assets:
      Cash and cash equivalents                                  $   2,910,127    $   3,585,294
      Accounts receivable-less allowance for doubtful accounts
        of $1,000,000 in 2000 and $1,300,000 in 1999                60,196,288       45,941,959
      Income taxes receivable                                             --          1,962,448
      Inventories                                                   58,584,201       59,155,209
      Deferred income taxes, net                                     4,404,000        5,272,000
      Prepaid expenses and other current assets                      3,325,293        2,455,155
                                                                 -------------    -------------
                 Total current assets                              129,419,909      118,372,065
                                                                 -------------    -------------

Property, plant and equipment, at cost                              64,686,308       57,722,795
Less accumulated depreciation and amortization                     (27,091,583)     (20,532,169)
                                                                 -------------    -------------
      Net property, plant and equipment                             37,594,725       37,190,626

Intangibles arising from acquisitions, net                          16,220,119       17,100,974
Other assets                                                         7,542,974        7,896,911
                                                                 -------------    -------------

                 Total assets                                    $ 190,777,727    $ 180,560,576
                                                                 =============    =============

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
      Current portion of long-term debt                          $   4,116,719    $   3,888,461
      Accounts payable                                              20,674,800       27,174,668
      Accrued liabilities                                           18,403,706       12,836,531
      Income taxes payable                                             460,276             --
                                                                 -------------    -------------

                 Total current liabilities                          43,655,501       43,899,660

Long-term pension liability, less current portion                    8,558,440        9,051,757
Deferred income taxes, net                                             626,000          986,000
Long-term debt, less current portion                                82,495,097       75,750,000
                                                                 -------------    -------------

                 Total liabilities                                 135,335,038      129,687,417
                                                                 -------------    -------------

Shareholders' equity:
      Preferred stock $.01 par value, authorized
        1,000,000 shares; no shares issued                                --               --
      Common stock $1 par value, authorized
        20,000,000 shares; issued 10,000,000 shares                 10,000,000       10,000,000
      Additional paid-in capital                                          --            126,899
      Accumulated other comprehensive loss                          (1,258,571)      (1,029,106)
      Retained earnings                                             74,086,264       75,136,416
                                                                 -------------    -------------

                                                                    82,827,693       84,234,209

      Less:  Treasury stock at cost, 2,024,550 shares
      in 2000 and 2,077,710 shares in 1999                         (26,296,754)     (32,119,800)
      Receivables for stock options exercised                       (1,088,250)      (1,241,250)
                                                                 -------------    -------------
                 Total shareholders' equity                         55,442,689       50,873,159
                                                                 -------------    -------------

                 Total liabilities and shareholders' equity      $ 190,777,727    $ 180,560,576
                                                                 =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2000, 1999 and 1998




                                                  2000             1999              1998
                                                  ----             ----              ----

Net sales                                     $ 294,883,279    $ 265,055,457    $ 273,510,637

Cost of goods sold                              129,721,382      122,629,810      114,458,582
Selling and administrative expenses             149,055,510      145,278,476      136,288,135
                                              -------------    -------------    -------------

     Operating income (loss)                     16,106,387       (2,852,829)      22,763,920

Other income (expense):
     Gains on sales of facility and land            361,526        3,042,817             --
     Interest expense, net                       (8,192,968)      (5,673,007)      (4,302,976)
                                              -------------    -------------    -------------

Earnings (loss) before income taxes               8,274,945       (5,483,019)      18,460,944
Income taxes expense (benefit)                    3,558,000       (1,481,000)       7,384,000
                                              -------------    -------------    -------------
     Net earnings (loss)                      $   4,716,945    $  (4,002,019)   $  11,076,944
                                              =============    =============    =============

Earnings (loss) per common share:
     Basic                                    $        0.59    $       (0.51)   $        1.36
                                              =============    =============    =============
     Diluted                                  $        0.59    $       (0.51)   $        1.27
                                              =============    =============    =============

Weighted average common shares outstanding:
     Basic                                        7,943,000        7,906,000        8,119,000
                                              =============    =============    =============
     Diluted                                      8,027,000        7,906,000        8,703,000
                                              =============    =============    =============









               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998



                                                                    2000             1999            1998
                                                                    ----             ----            ----
Cash flows from operating activities:
Net earnings (loss)                                             $  4,716,945    $ (4,002,019)   $ 11,076,944
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                      7,768,103       7,353,450       6,393,597
Deferred income taxes                                                508,408      (1,354,935)     (2,062,000)
Provision for doubtful accounts                                       79,706         112,410         174,000
Gains on sales of land and facility                                 (361,526)     (3,042,817)           --
Other non-cash operating items                                       223,855         679,248        (131,975)
Changes in operating assets and liabilities:
        Accounts receivable                                      (14,423,225)        953,608     (16,581,735)
        Inventories                                                  376,724      (3,648,871)     (6,718,080)
        Prepaid expenses and other current assets                   (870,951)        520,223      (1,117,010)
        Other assets and other liabilities                          (143,518)      1,338,444       1,326,292
        Accounts payable                                          (6,436,276)     (7,639,603)      6,966,581
        Accrued liabilities                                        5,592,379       2,812,588      (3,943,516)
        Income taxes, net                                          3,033,706      (2,033,397)      2,088,944
                                                                ------------    ------------    ------------

          Net cash provided by (used in) operating activities         64,330      (7,951,671)     (2,527,958)
                                                                ------------    ------------    ------------

Cash flows provided by (used in) investing activities:
        Proceeds from sales of land and facility                     799,548       4,606,460            --
        Additions to intangibles and other assets                       --           (40,138)    (11,964,598)
        Property, plant and equipment additions                   (6,022,190)     (7,288,175)     (7,223,537)
                                                                ------------    ------------    ------------

          Net cash (used in) investing activities                 (5,222,642)     (2,721,853)    (19,188,135)
                                                                ------------    ------------    ------------

Cash flows provided by (used in) financing activities:
        Borrowings under long-term debt                           29,023,200       4,250,000      15,750,000
        Principal payments under long-term debt                   (8,113,873)       (433,956)       (487,076)
        Borrowings under short-term lines of credit                1,500,000      15,750,000      19,250,000
        Repayments of short-term lines of credit                 (17,250,000)     (3,500,000)    (15,750,000)
        Decrease in receivables for stock options exercised           13,000          13,000          13,000
        Exercise of stock options                                       --              --            38,203
        Acquisition of treasury stock                               (696,106)     (4,538,799)     (7,323,295)
        Dividends paid                                                  --        (1,037,618)       (996,911)
        Other financing activities                                      --              --            (4,434)
                                                                ------------    ------------    ------------

            Net cash provided by financing activities              4,476,221      10,502,627      10,489,487
                                                                ------------    ------------    ------------

Effect of exchange rate changes on cash                                6,924          25,634         (21,453)
                                                                ------------    ------------    ------------

Net (decrease)  in cash and cash equivalents                        (675,167)       (145,263)    (11,248,059)

Cash and cash equivalents at beginning of year                     3,585,294       3,730,557      14,978,616
                                                                ------------    ------------    ------------

Cash and cash equivalents at end of year                        $  2,910,127    $  3,585,294    $  3,730,557
                                                                ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998


                                                                 Additional      Accumulated Other
                                                  Common         Paid-In         Comprehensive        Retained
                                                  Stock          Capital         Income (Loss)        Earnings
                                              -------------   --------------- ------------------  ---------------

Balances at December 31, 1997                  $ 10,000,000   $    699,000    $   (819,146)       $ 71,187,777
Issuance of treasury stock upon exercise
  of stock options (259,363 shares)                    --       (1,178,537)           --                  --
Purchase of treasury stock (380,128 shares)            --             --              --                  --
Income tax benefit arising from
  stock options exercised                              --        2,334,588            --                  --
Repayment of receivables                               --             --              --                  --
Dividends declared ($.14 per share)                    --             --              --            (1,061,051)
Four-for-three stock split - cash in lieu of
   fractional shares                                   --           (4,434)           --                  --
Net earnings                                           --             --              --            11,076,944
Foreign currency translation adjustment                --             --          (540,742)               --
Minimum pension liability adjustment, net              --             --          (105,862)               --
   Total comprehensive income                          --             --              --                  --
                                               ------------   ------------    ------------        ------------
Balances at December 31, 1998                    10,000,000      1,850,617      (1,465,750)         81,203,670
Issuance of treasury stock upon exercise
  of stock options (219,587 shares)                    --       (1,582,842)           --                  --
Purchase of treasury stock (339,730 shares)            --             --              --                  --
Income tax benefit arising from                        --
  stock options exercised                              --          501,160            --                  --
Repayment of receivables                               --             --              --                  --
Dividends declared ($.105 per share)                   --             --              --              (773,901)
Stock dividend declared                                --         (642,036)           --            (1,291,334)
Net (loss)                                             --             --              --            (4,002,019)
Foreign currency translation adjustment                --             --           375,856                --
Minimum pension liability adjustment, net              --             --            60,788                --
   Total comprehensive income                          --             --              --                  --
                                               ------------   ------------    ------------        ------------
Balances at December 31, 1999                    10,000,000        126,899      (1,029,106)         75,136,416
Issuance of treasury stock upon exercise
  of stock options (237,780 shares)                    --         (752,055)           --              (828,184)
Purchase of treasury stock (184,620 shares)            --             --              --                  --
Income tax benefit arising from
  stock options exercised                              --          625,156            --                  --
Repayment of receivables                               --             --              --                  --
Stock dividend declared                                --             --              --            (4,938,913)
Net earnings                                           --             --              --             4,716,945
Foreign currency translation adjustment                --             --          (225,369)               --
Minimum pension liability adjustment, net              --             --            (4,096)               --
   Total comprehensive income                          --             --              --                  --
                                               ------------   ------------    ------------        ------------
Balances at December 31, 2000                  $ 10,000,000   $       --      $ (1,258,571)       $ 74,086,264
                                               ============   ============    ============        ============





                                                                   Receivables For
                                                  Treasury         Stock Options     Shareholders'
                                                    Stock            Exercised           Equity
                                              ----------------  ------------------  ---------------

Balances at December 31, 1997                  $(24,990,659)   $ (1,547,250)   $ 54,529,722
Issuance of treasury stock upon exercise
  of stock options (259,363 shares)               2,686,943            --         1,508,406
Purchase of treasury stock (380,128 shares)      (8,793,497)           --        (8,793,497)
Income tax benefit arising from
  stock options exercised                              --              --         2,334,588
Repayment of receivables                               --           153,000         153,000
Dividends declared ($.14 per share)                    --              --        (1,061,051)
Four-for-three stock split - cash in lieu of
   fractional shares                                   --              --            (4,434)
Net earnings                                           --              --              --
Foreign currency translation adjustment                --              --              --
Minimum pension liability adjustment, net              --              --              --
   Total comprehensive income                          --              --        10,430,340
                                               ------------    ------------    ------------
Balances at December 31, 1998                   (31,097,213)     (1,394,250)     59,097,074
Issuance of treasury stock upon exercise
  of stock options (219,587 shares)               2,608,140            --         1,025,298
Purchase of treasury stock (339,730 shares)      (5,564,097)           --        (5,564,097)
Income tax benefit arising from
  stock options exercised                              --              --           501,160
Repayment of receivables                               --           153,000         153,000
Dividends declared ($.105 per share)                   --              --          (773,901)
Stock dividend declared                           1,933,370            --              --
Net (loss)                                             --              --              --
Foreign currency translation adjustment                --              --              --
Minimum pension liability adjustment, net              --              --              --
   Total comprehensive income                          --              --        (3,565,375)
                                               ------------    ------------    ------------
Balances at December 31, 1999                   (32,119,800)     (1,241,250)     50,873,159
Issuance of treasury stock upon exercise
  of stock options (237,780 shares)               2,961,763            --         1,381,524
Purchase of treasury stock (184,620 shares)      (2,077,630)           --        (2,077,630)
Income tax benefit arising from
  stock options exercised                              --              --           625,156
Repayment of receivables                               --           153,000         153,000
Stock dividend declared                           4,938,913            --              --
Net earnings                                           --              --              --
Foreign currency translation adjustment                --              --              --
Minimum pension liability adjustment, net              --              --              --
   Total comprehensive income                          --              --         4,487,480
                                               ------------    ------------    ------------
Balances at December 31, 2000                  $(26,296,754)   $ (1,088,250)   $ 55,442,689
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

         (b)      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of all wholly-owned domestic and foreign subsidiaries. The net assets and results of foreign operations are not significant to the consolidated financial statements. The accounts of foreign subsidiaries are translated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." As such, balance sheet accounts are translated at the exchange rate as of December 31 of each year and statement of operations accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (loss). All intercompany accounts and transactions have been eliminated in consolidation.

         (c)      CASH AND CASH EQUIVALENTS

Cash and cash equivalents include deposits in banks, short-term commercial paper, United States Treasury bills and money market funds with an initial term of less than three months. Cash equivalents were $52,000 and $150,000 as of December 31, 2000 and 1999, respectively. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         (d)      REVENUE RECOGNITION

The Company sells its products to chain drug stores, mass volume retailers, supermarkets and wholesalers. Sales of such products are principally denominated in U.S. dollars. The Company's accounts receivable reflect the granting of credit to these customers. Revenues are recognized and product discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less returns, trade discounts and customer allowances. Merchandise returns are accrued at the earlier of customer deduction or receipt of goods. Net sales are reduced for the impact of expected returns and cost of sales is reduced for the estimated net realizable value of expected returns. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns. The Company does not bill customers for shipping and handling costs and, accordingly, classifies such costs as selling and administrative expense.

         (e)      INVENTORIES

Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The components of inventories are as follows:
                                             2000              1999
                                             ----              ----

                  Raw materials           $26,655,440       $27,936,005
                  Work in process           3,775,309         6,225,866
                  Finished goods           28,153,452        24,993,338
                                          -----------       -----------
                                          $58,584,201       $59,155,209
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

         (h)      RESEARCH AND DEVELOPMENT

The Company has expended $5,292,000, $5,219,000 and $4,927,000 during 2000, 1999 and 1998, respectively, for research and development relating to the development of new products, clinical and regulatory affairs, and quality control & assurance of the Company's product lines. All costs associated with research and development are expensed as incurred and included in selling and administrative expenses in the accompanying consolidated statements of operations.

         (i)      ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expenses were approximately $28,000,000, $29,000,000 and $31,000,000 in 2000, 1999 and 1998,
respectively.

         (j)      EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income available to common shareholders (which for the Company equals its recorded net earnings
(loss)) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock.


         (k)      STOCK SPLITS AND DIVIDENDS

On November 15, 2000, the Company's Board of Directors approved a 5% stock dividend. As a result, 380,241 shares of treasury stock were issued on December 27, 2000 to shareholders of record on November 30, 2000. On November 15, 1999, the Company's Board of Directors approved a 2% stock dividend. As a result, 154,960 shares of treasury stock were issued on December 28, 1999 to shareholders of record on November 30, 1999. Accordingly, the effect of the 5% and 2% stock dividends has been reflected in the consolidated balance sheets as of December 31, 2000 and 1999, and the consolidated statements of shareholders' equity for 2000, 1999 and 1998, and the accompanying notes to consolidated financial statements.


         (l)      STOCK OPTION PLAN

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for its fixed plan stock options. Under APB No. 25, compensation expense would be recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies the accounting prescribed by APB No. 25 and presents the SFAS No. 123 information in the footnotes to its consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



         (m) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

         (n)      RECLASSIFICATIONS

Certain reclassifications were made to prior year amounts to conform with the 2000 presentation.

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

(2)      SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental information relating to the consolidated statements of cash flows:

                                                        2000         1999         1998
                                                        ----         ----         ----

         Cash transactions:
           Interest                                $7,919,286     $6,026,000   $4,591,000
                                                   ==========     ==========   ==========
           Income taxes                            $2,008,009     $1,938,000   $7,630,000
                                                   ==========     ==========   ==========

         Non-cash transactions:
           Income tax benefit arising from
              stock options exercised              $  625,000     $  501,000   $2,335,000
                                                   ==========     ==========   ==========
           Shares tendered to exercise
              stock options                        $1,382,000     $1,025,000   $1,470,000
                                                   ==========     ==========   ==========
           Financed purchase
              of Canadian facility                 $1,828,000          --          --
                                                   ==========     ==========   ==========


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(3)      PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment, at cost, are as follows:

                                                     2000               1999
                                                     ----               ----

         Land                                     $   2,347,902     $  1,916,151
         Building and building improvements          18,338,695       16,472,792
         Machinery and equipment                     34,914,509       32,318,533
         Furniture and fixtures                       9,085,202        7,015,319
                                                  -------------    -------------
                                                  $  64,686,308    $ 57,722,795
                                                  =============    ============

Depreciation expense for 2000, 1999 and 1998 was $6,887,248, $6,446,523 and
$5,700,053, respectively.




(4)      INTANGIBLES ARISING FROM ACQUISITIONS

Intangibles represent the excess of the purchase prices paid for companies and product lines over amounts assigned to fair value of the net tangible assets. Total intangibles related to acquisitions prior to 1971 amount to $6,660,000, of which $378,000 was written off in 1995 due to a diminution in value. The remaining $6,282,000 has been determined to be recoverable under the provisions of SFAS No. 121. The portion of intangibles, $3,350,000, acquired in 1980, attributable to Propa pH, had been amortized using the straight-line method over 30 years. In 1996, the Company reduced the carrying value of intangibles associated with the Propa pH brand by $500,000, which was included in amortization expense, and accelerated amortization of the remaining net book value ($1,015,000 at December 31, 1996) over a five-year period. The trademarks acquired in 1984, $3,000,000, are being amortized using the straight-line method over 20 years. In 1998, the Company acquired the intellectual property rights and other assets of the CornSilk brand of facial make-up for approximately $10.9 million and $1.0 million in cash, respectively. The intellectual property rights are being amortized over 20 years. In September 1999, the Company entered into an agreement with the former owner of CornSilk, related to its 1998 acquisition of the CornSilk brand of facial make-up. Under the provisions of this agreement adjustments to the original purchase price were negotiated. As a result, the intangible assets arising from this acquisition were reduced by approximately $482,000.

Accumulated amortization amounted to $7,347,556, $6,466,700 and $5,559,773 at December 31, 2000, 1999 and 1998, respectively. Amortization expense amounted to $880,855, $906,927 and $693,544 for 2000, 1999 and 1998, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




(5)      INCOME TAXES

The components of income tax expense (benefit) are as follows:



2000                    FEDERAL          STATE          FOREIGN        TOTAL
----                    --------         -----          -------        -----

Current tax           $ 2,119,000    $   281,000    $   650,000    $ 3,050,000
Deferred tax              562,000        (54,000)          --          508,000
                      -----------    -----------    -----------    -----------
                      $ 2,681,000    $   227,000    $   650,000    $ 3,558,000
                      ===========    ===========    ===========    ===========

1999
----

Current tax           $  (421,000)   $   102,000    $   193,000    $  (126,000)
Deferred tax           (1,199,000)      (156,000)          --       (1,355,000)
                      -----------    -----------    -----------    -----------
                      $(1,620,000)   $   (54,000)   $   193,000    $(1,481,000)
                      ===========    ===========    ===========    ===========

1998
----

Current tax           $ 8,107,000    $ 1,011,000    $   328,000    $ 9,446,000
Deferred tax           (1,780,000)      (282,000)          --       (2,062,000)
                      -----------    -----------    -----------    -----------
                      $ 6,327,000    $   729,000    $   328,000    $ 7,384,000
                      ===========    ===========    ===========    ===========



Total income tax expense (benefit) differed from the statutory rate of 34% for 2000 and 35% for 1999 and 1998, respectively, of earnings before income taxes, as a result of the following items:



                                           2000          1999            1998
                                           ----          ----            ----


Tax provision at statutory rate        $ 2,813,000   $(1,919,000)   $ 6,461,000
      (34% in 2000, 35% in 1999 and 1998)
Increase  (decrease) in tax resulting from:
State income taxes, net of Federal
      income tax benefit                   150,000       (35,000)       474,000
Amortization of intangibles                120,000       124,000        124,000
Officers' life insurance                    99,000        86,000         82,000
Meals and entertainment                     97,000       114,000        102,000
Foreign rate differential                  252,000       115,000        157,000
Other, net                                  27,000        34,000        (16,000)
Actual provision (benefit)
       for income taxes                $ 3,558,000   $(1,481,000)   $ 7,384,000
                                       ===========   ===========    ===========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For presentation purposes, certain of such tax assets and liabilities are shown net on the accompanying consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:


                                                     2000             1999
                                                     ----             ----

Deferred tax assets:

    Accounts receivable, principally
       due to allowance for doubtful accounts       $   259,000    $   315,000

    Supplemental Executive Retirement Plan
       (SERP) expense, principally due to
       accrual for financial statement
       purposes                                       1,832,000      1,540,000

    Inventory, principally due to reserves            3,747,000      3,969,000

    Pension accrual for financial reporting
       purposes                                       1,520,000      1,461,000

    Sales discounts and returns, coupon
        redemptions and other                           498,000      1,190,000
                                                    -----------    -----------


Deferred tax assets                                   7,856,000      8,475,000
                                                    -----------    -----------
Deferred tax liabilities:

    Property, plant and equipment,
       principally due to differences
       in depreciation methods                       (3,978,000)    (3,987,000)

    Other                                              (100,000)      (202,000)
                                                    -----------    -----------

Deferred tax liabilities                             (4,078,000)    (4,189,000)
                                                    -----------    -----------

Net deferred tax assets                             $ 3,778,000    $ 4,286,000
                                                    ===========    ===========




In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)      LONG-TERM DEBT

                                                         2000           1999
                                                         ----           ----

9.5% senior notes                                     $40,000,000    $40,000,000
Notes payable under lines of credit                          --       15,750,000
Notes payable under revolving credit agreement         41,000,000     20,000,000
Purchase money promissory note                               --        3,888,461
Mortgages on land and buildings                         5,611,816           --
                                                      -----------    -----------
                                                      $86,611,816    $79,638,461
Less current portion                                    4,116,719      3,888,461
                                                      -----------    -----------
                                                      $82,495,097    $75,750,000
                                                      ===========    ===========


On February 25, 2000, the senior notes were amended and restated primarily to reduce $8,000,000 of principal repayments due on May 31, 2001 and May 31, 2002. The amended notes require annual principal repayments of $4,000,000 on May 31, 2001 and May 31, 2002; $8,000,000 on May 31, 2003 and May 31, 2004 and the
balance on May 31, 2005. The terms of the amended agreement include covenants, which provide among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures.

On February 25, 2000, the Company amended a revolving credit agreement entered into in December 1998. The amendment increased the credit facility to $47,500,000 from $20,000,000 and extended the expiration to February 25, 2003. After giving effect to the refinancing of the lines of credit (note 7), this amended revolving credit agreement increased the Company's borrowing capacity by $10,000,000. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR, prime or Federal funds rates. The terms of the agreement include a commitment fee based on unutilized amounts, an annual agency fee and covenants which provide among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash and dividends, the purchase of treasury stock, and certain other expenditures. The agreement terms also include reductions in the commitment equal to the greater of $4,000,000 or principal amounts of the senior notes paid on each of May 31, 2001 and May 31, 2002. The revolving credit facility, as amended, is collateralized by the Company's trademarks and accounts receivable until such time as the borrowings under the revolving credit agreement are less than $22,500,000 and a certain financial ratio is achieved. The senior note holder and the lenders under the revolving credit agreement have entered into an intercreditor agreement which includes the pro rata sharing of such collateral. No compensating balances are required. The weighted-average interest rate at December 31, 2000 was 9.89%.

On February 22, 2000, the Company purchased a manufacturing, warehousing and office facility in Barire, Ontario for $1,828,000. The purchase was financed with a combination of mortgage bridge loan and a five year mortgage.

On April 26, 2000, the Company refinanced a purchase money promissory note of $3,822,000 for its property in North Carolina with a five-year $4,523,000 mortgage on the land and buildings. The mortgage includes an interest rate based on LIBOR and terms which provide for the maintenance of certain financial ratios. As a result of this refinancing the note has been classified as long-term debt at December 31, 2000 in the accompanying consolidated balance sheet.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2000, including amounts outstanding under the amended revolving credit agreement, are as follows: 2001, $4,116,719; 2002, $5,628,913; 2003,
$47,640,825; 2004, $8,153,947 and 2005, $21,071,412.


(7)      FINANCING ARRANGEMENTS

At December 31, 1999, the Company had arrangements with banks providing for $17,500,000 of lines of credit. These lines were renewable annually. Borrowings under these lines at December 31, 1999 were $15,750,000. On February 25, 2000, the lines were cancelled and refinanced (note 6) as part of the amended and restated revolving credit facility and therefore have been classified as long-term debt in the accompanying consolidated balance sheet as of December 31, 1999.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8)      EMPLOYEE RETIREMENT PLANS

         (a)      PENSION PLANS

The Company maintains two non-contributory defined benefit pension plans covering all U.S. eligible employees. The Del Non-Union Plan formula is based on years of service and the employee's compensation during the five years before retirement. The Del LaCross Union Plan formula is based on years of service. The Company made contributions to these plans of $243,000, $166,000 and $519,000 for the years 2000, 1999 and 1998 respectively. Assets held by these plans consist of cash and cash equivalents, fixed income securities consisting of U.S. government and corporate bonds and common stocks. The Company also has a defined benefit supplemental executive retirement plan (SERP) for certain of its executives. The SERP is a non-qualified plan under the Internal Revenue Code. The plan assets of the SERP, which were approximately $2,482,000 and $2,333,000 as of December 31, 2000 and 1999, respectively, are considered assets of the Company and, as such, are included in other assets on the accompanying consolidated balance sheets. The assets of the SERP, which consist of cash and cash equivalents and U.S. government bonds, are held-to-maturity securities and, as such, are carried at cost plus accrued interest. The Company did not contribute to the SERP in 2000 and 1999.

Total pension expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $1,548,000, $1,696,000 and $1,736,000, respectively. The change in benefit obligation, change in plan assets and funded status as of December 31, 2000 and 1999 and components of net periodic cost for 2000, 1999 and 1998 of the Company's domestic plans are set forth in the following tables:



                                                                             2000
                                                          ---------------------------------------------
                                                             DEL NON-         DEL LACROSS
                                                            UNION PLAN        UNION PLAN         SERP
                                                          ---------------------------------------------
Change in benefit obligation:
Benefit obligation at the beginning of the year            $ 15,273,221    $  1,008,424    $  5,447,939
    Service cost                                              1,038,538          19,610          47,166
    Interest cost                                             1,183,740          75,141         446,953
    Actuarial (gain) loss                                       461,914         (10,649)        305,919
    Benefits paid                                              (653,115)        (73,666)           --
                                                           ------------    ------------    ------------
    Benefit obligation at the end of the year              $ 17,304,298    $  1,018,860    $  6,247,977
                                                           ------------    ------------    ------------

Change in plan assets:
   Fair value of assets at the beginning of the year       $ 14,932,966    $    621,532    $       --
   Actual return on plan assets                                  15,892          33,065            --
   Employer contributions                                        76,000         167,000            --
   Benefits paid                                               (653,115)        (73,666)           --
--------------------------------------------------------   ------------    ------------    ------------
   Fair value of assets at the end of the year             $ 14,371,743    $    747,931    $       --
--------------------------------------------------------   ------------    ------------    ------------

   Funded status                                           $ (2,932,555)   $   (270,929)   $ (6,247,977)
   Unrecognized transition (asset) obligation                  (127,089)         24,776            --
   Unamortized prior service cost                               317,415          35,958       1,296,327
   Unrecognized net actuarial (gain) loss                    (1,323,841)         85,308         364,145
                                                           ------------    ------------    ------------
  Net amount recognized                                    $ (4,066,070)   $   (124,887)   $ (4,587,505)
                                                           ============    ============    ============

Amounts recognized in the balance sheet consist of:
   Accrued benefit liability                               $ (4,066,070)   $   (270,929)   $ (5,624,411)
   Intangible asset (included in other long-term assets)           --            60,734       1,036,906
   Accumulated other comprehensive income                          --            85,308            --
                                                           ------------    ------------    ------------
   Net amount recognized                                   $ (4,066,070)   $   (124,887)   $ (4,587,505)
                                                           ============    ============    ============





                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



                                                                                      1999
                                                                  ----------------------------------------------
                                                                    DEL NON-        DEL LACROSS
                                                                   UNION PLAN        UNION PLAN         SERP
                                                                  ----------------------------------------------

Change in benefit obligation:
Benefit obligation at the beginning of the year                    $ 16,394,731    $  1,109,657    $  5,047,886
    Service cost                                                      1,131,964          24,396          56,629
    Interest cost                                                     1,087,135          72,145         340,732
    Actuarial (gain) loss                                            (2,800,609)       (137,774)         10,482
    Benefits paid                                                      (540,000)        (60,000)         (7,790)
                                                                   ------------    ------------    ------------
    Benefit obligation at the end of the year                      $ 15,273,221    $  1,008,424    $  5,447,939
                                                                   ------------    ------------    ------------

Change in plan assets:
    Fair value of assets at the beginning of the year              $ 14,571,545    $    519,036    $       --
    Actual return on plan assets                                      1,137,624          27,117            --
    Employer contributions                                               20,000         146,000            --
    Benefits paid                                                      (796,203)        (70,621)           --
                                                                   ------------    ------------    ------------
    Fair value of assets at the end of the year                    $ 14,932,966    $    621,532    $       --
                                                                   ------------    ------------    ------------

    Funded status                                                  $   (340,255)   $   (386,892)   $ (5,447,939)

    Unrecognized transition (asset) obligation                         (189,665)         49,553            --
    Unamortized prior service cost                                      373,571          43,565       1,561,433
    Unrecognized net actuarial (gain) loss                           (3,303,186)         72,074          94,746
                                                                   ------------    ------------    ------------
    Net amount recognized                                          $ (3,459,535)   $   (221,700)   $ (3,791,760)
                                                                   ============    ============    ============

Amounts recognized in the balance sheet consist of:
    Accrued benefit liability                                      $ (3,459,535)   $   (386,892)   $ (5,302,833)
    Intangible asset (included in other long-term assets)                  --            93,118       1,511,073
    Accumulated other comprehensive income                                 --            72,074            --
                                                                   ------------    ------------    ------------
    Net amount recognized                                          $ (3,459,535)   $   (221,700)   $ (3,791,760)
                                                                   ============    ============    ============






                                                                                      2000
                                                                  ----------------------------------------------
                                                                    DEL NON-        DEL LACROSS
                                                                   UNION PLAN        UNION PLAN         SERP
                                                                  ----------------------------------------------
Components of net periodic cost:
    Service cost                                                   $  1,038,538    $     19,610    $     47,166
    Interest cost                                                     1,183,740          75,141         446,953
    Expected return on plan assets                                   (1,318,962)        (56,947)           --
    Amortization of unrecognized transition (assets) obligations        (62,576)         24,776            --
    Recognized prior service cost                                        56,156           7,607         265,106
    Recognized net (gain) loss                                         (214,361)           --            36,520
                                                                   ------------    ------------    ------------
    Net periodic cost                                              $    682,535    $     70,187    $    795,745
                                                                   ============    ============    ============




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                                                                     1999
                                                      -----------------------------------------
                                                        DEL NON-       DEL LACROSS
                                                      UNION PLAN       UNION PLAN          SERP
                                                      ----------       ----------          ----


Components of net periodic cost:
   Service cost                                       $ 1,131,964    $    24,396    $    56,629
   Interest cost                                        1,087,135         72,145        340,732
   Expected return on plan assets                      (1,287,589)       (47,298)          --
   Amortization of unrecognized transition (asset)
        obligation                                        (62,576)        24,776           --
   Recognized prior service cost                           56,156          9,668        265,106
   Recognized net loss                                       --            4,816         19,969
                                                      -----------    -----------    -----------
   Net periodic cost                                  $   925,090    $    88,503    $   682,436
                                                      ===========    ===========    ===========


                                                                        1998
                                                      -----------------------------------------
                                                        DEL NON-       DEL LACROSS
                                                      UNION PLAN       UNION PLAN          SERP
                                                      ----------       ----------          ----

Components of net periodic cost:
   Service cost                                       $   963,336    $    21,418    $    48,767
   Interest cost                                          996,031         71,603        327,482
   Expected return on plan assets                        (968,889)       (39,994)          --
   Amortization of unrecognized transition (asset)
        obligation                                        (62,576)        24,776           --
   Recognized prior service cost                           56,156         10,185        265,106
   Recognized net loss                                       --            1,817         20,769
                                                     ------------    -----------    -----------
  Net periodic cost                                   $   984,058    $    89,805     $  662,124
                                                     ============    ===========     ==========



The weighted-average actuarial assumptions used as of December 31, 2000, 1999 and 1998, respectively, were:


                                                     2000       1999       1998
                                                   -------    -------    -------

Discount rate                                       7.75%      8.00%      6.75%

Rate of compensation increase                       5.50%      5.50%      5.50%
Expected long-term rate of return on plan assets    9.00%      9.00%      9.00%




The Company contributes to a multi-employer pension plan for the benefit of its union employees. This plan is a defined benefit plan based on years of service and the costs recognized for 2000, 1999 and 1998 were approximately $431,000, $463,000 and $430,000, respectively.

The Company maintains a defined contribution plan for the benefit of its Canadian employees. The costs recognized for 2000, 1999 and 1998 were approximately $80,000, $72,000 and $60,000 in U.S. dollars, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         (b)      EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan and related trust, covering substantially all full-time non-union employees. Under the terms of the plan, the Company may make contributions to the trust in cash, shares of Company stock or other property in amounts as may be determined by the Board of Directors. The Board of Directors authorized contributions of $200,000 for 2000. Contributions were not made for 1999 or 1998. At December 31, 2000, the trust held 484,000 shares of Company common stock.

         (c)      EMPLOYEE 401(K) SAVINGS PLAN

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation upon completing six months of service and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. Optional contributions were not made in 2000, 1999 and 1998.


(9)      SHAREHOLDERS' EQUITY

         (a)      STOCK OPTION PLANS

The 1994 Stock Plan, as amended (the 1994 Plan) provides for the granting of incentive and non-incentive options and other stock-based awards. A total of 2,320,320 shares have been authorized for issuance under the 1994 Plan. At December 31, 2000, non-incentive options have been the only awards issued under the 1994 Plan. The exercise price of options granted under the 1994 Plan shall not be less than the fair market value of the common stock at the date of the grant. The Compensation Committee of the Board of Directors (the Committee) determines the persons to whom options will be granted, the prices at which options may be exercised, the vesting period and whether the options will be incentive or non-incentive. Incentive options, if granted, are exercisable for a period of up to ten years from the date of the grant. The exercise price of the shares to be purchased shall be paid either in cash, delivery (i.e., surrender) of shares of common stock owned by the optionee at the time of exercise of the option, in installments payable in cash if permitted by the Committee or in any combination of the foregoing.

Shares received by an optionee upon exercise of a non-incentive option may not be sold or otherwise disposed of for a period (restricted period) determined by the Committee upon grant of the option, which shall be not less than six months or more than three years from the date of the exercise, during which period the Company is entitled, in the event the employment of the optionee with the Company terminates, to repurchase the shares at the exercise price. Following the restricted period, the Company shall have a right of first refusal to purchase the shares at fair market value. Shares issuable upon exercise of options granted to date under the 1994 Plan are subject to a six-month restricted period. At December 31, 2000, 1,227,788 of the 1,809,656 options outstanding were exercisable under the 1994 Plan, at a weighted-average exercise price of $15.17.

The 1984 Stock Option Plan, as amended (the 1984 Plan), provided for the granting of incentive and non-incentive options to purchase shares of the Company's common stock at prices which are not less than the fair market value of the common stock at the dates of grant. Options are exercisable as determined by the Committee for a period up to ten years and one day from the date of grant. Incentive options granted to a 10% stockholder must be granted at 110% of fair market value and may be exercised up to five years from the date of grant. Payment of the exercise price of options may be made in the same manner as provided by the 1994 Plan, and shares issued upon exercise are subject to a restricted period similar to that provided under the 1994 Plan. At December 31, 2000, all 94,141 options outstanding under the 1984 Plan were exercisable at a weighted-average exercise price of $2.85. No further options will be granted under the 1984 Plan.

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

Shares outstanding, option prices and option transactions during the last three years, are summarized below:


                                                 1994 STOCK PLAN
                                                           WEIGHTED-AVERAGE
                                              SHARES        EXERCISE PRICE
                                              ------        --------------


Outstanding December 31, 1997                1,160,731          $   14.47
         Granted                               208,911              22.84
         Exercised                             (30,271)             13.11
         Forfeited                             (29,267)             24.73
                                             ---------
Outstanding December 31, 1998                1,310,104              15.60
         Granted                               174,454              13.88
         Exercised                             (29,033)              6.63
         Forfeited                             (39,498)             21.33
                                             ---------
Outstanding December 31, 1999                1,416,027              15.41
         Granted                               401,128              11.62
         Exercised                               --                  --
         Forfeited                              (7,499)             15.93
                                             ---------
Outstanding December 31, 2000                1,809,656          $   14.57
                                             =========



                                                      1984 STOCK PLAN
                                                           WEIGHTED-AVERAGE
                                              SHARES        EXERCISE PRICE
                                              ------        --------------




Outstanding December 31, 1997                  751,567          $    4.78
         Granted                                  --                 --
         Exercised                            (229,090)              4.85
         Forfeited                                  (3)              4.36
                                             ---------
Outstanding December 31, 1998                  522,474               4.75
         Granted                                  --                 --
         Exercised                            (190,553)              4.37
         Forfeited                                --                 --
                                             ---------
Outstanding December 31, 1999                  331,921               4.97
         Granted                                  --                  --
         Exercised                            (237,780)              5.81
         Forfeited                               --                  --
                                             ---------
Outstanding December 31, 2000                   94,141          $    2.85
                                             =========



At December 31, 2000, a total of 1,903,797 shares of common stock were subject to outstanding options under all stock option plans.

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


        YEAR ENDED DECEMBER 31,             2000         1999           1998
         -----------------------            ----         ----           ----

Net earnings (loss)
     As reported                        $4,717,000   $(4,002,000)   $11,077,000
     Pro forma                          $3,759,000   $(5,065,000)   $10,076,000
Basic net earnings (loss) per share
     As reported                        $     0.59   $     (0.51)   $      1.36
     Pro forma                          $     0.47   $     (0.64)   $      1.24
Diluted net earnings (loss) per share
     As reported                        $     0.59   $     (0.51)   $      1.27
     Pro forma                          $     0.47   $     (0.64)   $      1.16


The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: dividend yields 0%, 1.01%, and 0.58%; expected lives of 6.1, 5.7, and 5.5 years; risk-free interest rates of 4.72%, 5.89%, and 5.02%; and expected volatility of 45.5%, 42.2%, and 39.0%.
The weighted-average fair value of options granted during 2000, 1999 and 1998 were $5.91, $6.15 and $10.06 respectively.

The following table summarizes information about stock options at December 31, 2000:
                         OUTSTANDING STOCK OPTIONS     EXERCISABLE STOCK OPTIONS
                    --------------------------------   -------------------------
                                  WEIGHTED-  WEIGHTED-                WEIGHTED-
                                  REMAINING  AVERAGE                  AVERAGE
 RANGE OF                       CONTRACTUAL  EXERCISE                 EXERCISE
EXERCISE PRICES       SHARES       LIFE        PRICE      SHARES       PRICE
--------------------------------------------------------------------------------

$0.01 to $4.00        94,141       0.21       $ 2.85       94,141       $ 2.85
$4.01 to $8.00        84,255       3.46       $ 6.89       84,255       $ 6.89
$8.01 to $12.00      760,156       6.14       $11.30      361,736       $11.05
$12.01 to $16.00     526,574       3.89       $14.08      407,561       $14.06
$16.01 to $20.00      88,933       3.83       $17.89       78,621       $17.78
$20.01 to $24.00     236,108       4.47       $21.57      195,349       $21.39
$24.01 to $28.00      44,282       5.13       $25.60       32,298       $25.55
$28.01 to $32.00      69,348       4.95       $28.17       67,968       $28.16
                   ---------                            ---------
$ 0.01 to $32.00   1,903,797       4.72       $13.98    1,321,929       $14.29
                   =========                            =========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(b)     RECEIVABLES FOR STOCK OPTIONS EXERCISED

In 1984, the Company loaned an officer $367,000 in connection with the payment of taxes arising from the exercise of stock options (the 1984 Loan). The Company also loaned the officer $1,065,313 in 1988 (the 1988 Loan) and $1,100,000 in 1990 (the 1990 Loan), each in connection with the exercise of stock options and the tax liability arising therefrom. These loans were payable in annual installments. In addition, the 1988 Loan and the 1990 Loan agreements provided that if the officer was employed by the Company at the time any interest or debt payments were due, such payment would be forgiven.

Pursuant to an amendment to this officer's employment agreement, the 1984 Loan, the 1988 Loan and the 1990 Loan were consolidated, effective as of July 1, 1999, with the aggregate principal balance to be repaid, with interest at the rate of 6.0% per annum, in annual amounts of $140,000 for each year during the period from 2000 through 2007 and a final payment of $82,250 on January 20, 2008, provided that each payment of interest and principal will be forgiven when due so long as the officer is then employed by, or then serves as a consultant to the Company and, provided further, that the Company may (but is not required to) forgive, during any year until 2007, in excess of $140,000 of principal. Whenever the Company forgives any principal or interest owed by the officer to the Company, the Company has agreed to pay to the officer such additional payment (a "Gross-Up Payment") in an amount such that, after payment by the officer of all Federal, state and local taxes and excise taxes if any, including any such taxes imposed on the Gross-Up Payment, the officer retains an amount of the Gross-Up Payment equal to such taxes imposed on the principal and interest forgiven. This loan must be secured by collateral with a fair value of 110% of the unpaid principal. The loan balance at December 31, 2000 was $1,062,250 and was collateralized by 168,961 shares of the Company's common stock.

During 1992, the Company loaned another officer $130,000 to enable him to exercise an option for 9,719 shares. The loan bears interest at the prime rate and is payable in quarterly installments. The loan balance at December 31, 2000 was $26,000 and was secured by a pledge of 8,500 shares of the Company's common stock.

The balance of all loans made to officers is reflected as a reduction of shareholders' equity in the accompanying consolidated financial statements.


(10)     ACCRUED LIABILITIES

Accrued liabilities at December 31, 2000 and 1999 consisted of the following:

                                                          2000           1999
                                                          ----           ----
Salaries, wages, commissions and employee benefits  $   5,795,955    $ 1,829,365
Interest                                                1,005,350        502,069
Advertising and promotion costs                         6,679,092      7,273,833
Other                                                   4,923,309      3,231,264
                                                     ------------    -----------
                                                     $ 18,403,706    $12,836,531
                                                     ============    ===========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(11)      EARNINGS (LOSS) PER SHARE

A reconciliation between the numerators and denominators of the basic and diluted earnings (loss) per common share is as follows:

                                   (Amounts in thousands, except per share data)
                                                2000       1999       1998
                                                ----       ----       ----

Net earnings (loss) (numerator)                $ 4,717   $(4,002)   $11,077
                                               -------   -------    -------

Weighted-average common shares
   (denominator for basic earnings
   (loss) per share)                             7,943     7,906      8,119

Effect of dilutive securities:
   Employee stock options                           84      --          584
                                               -------   -------    -------

Weighted-average common and potential
   common shares outstanding
   (denominator for diluted earnings
   (loss)  per share)                            8,027     7,906      8,703
                                               -------   -------    -------

Basic earnings (loss) per share                $  0.59   $ (0.51)   $  1.36
                                               =======   =======    =======

Diluted earnings (loss) per share              $  0.59   $ (0.51)   $  1.27
                                               =======   =======    =======




Employee stock options for 1,391,000, 1,792,000 and 132,000 shares for 2000, 1999 and 1998, respectively, were not included in the net earnings (loss) per share because their effect would have been anti-dilutive.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(12)   COMMITMENTS AND CONTINGENCIES


The Company is involved in various claims and legal actions arising in the ordinary course of business, including environmental matters. The final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

The Company leases executive office space, furniture, data processing equipment, transportation equipment and warehouse space under terms of leases expiring through 2004. Rent expense under these operating leases aggregated approximately $2,301,949, $2,496,000 and $2,439,000 in 2000, 1999 and 1998, respectively. The
Company's obligations under non-cancelable leases are summarized as follows:

                                2001                  $ 2,119,433
                                2002                    1,926,287
                                2003                    1,401,721
                                2004                      664,448
                                Thereafter                  --
                                                      -----------
                                                      $ 6,111,889
                                                      ===========



(13)     FINANCIAL INSTRUMENTS

The carrying value of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.

The fair value of the senior notes exceeds the carrying value at December 31, 2000 by approximately $1.2 million. The fair value of the senior notes is based upon discounted cash flows using rates available to the Company for debt with similar terms and maturities. The Company continually evaluates the benefits of refinancing versus the related prepayment penalties. The carrying value of the Company's borrowings under the long-term revolving credit agreement approximates fair value as such borrowings bear variable interest rates which fluctuate with market conditions. Because considerable judgement is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amount.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




(14)     COMPREHENSIVE INCOME (LOSS)

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's items of other comprehensive income (loss) include foreign currency translation adjustments and minimum pension liability adjustments, net of the related tax effect. The components of other comprehensive loss for 2000, 1999 and 1998 are as follows:


                                         Accumulated Other Comprehensive (Loss)

                                      FOREIGN CURRENCY   MINIMUM PENSION
                                        TRANSLATION        LIABILITY
                                         ADJUSTMENT        ADJUSTMENT      TOTAL
                                       -----------------------------------------




Balance at December 31, 1997              $  (819,146)   $      --      $  (819,146)

Foreign currency translation adjustment      (540,742)          --         (540,742)

Minimum pension liability adjustment,
    net of taxes of $63,000                      --         (105,862)      (105,862)
                                         ------------   ------------    -----------
Balance at December 31,1998                (1,359,888)      (105,862)    (1,465,750)


Foreign currency translation adjustment       375,856           --          375,856

Minimum pension liability adjustment,
   net of taxes of $27,000                       --           60,788         60,788
                                         ------------   ------------    -----------
Balance at December 31, 1999                 (984,032)       (45,074)    (1,029,106)

Foreign currency translation adjustment      (225,369)          --         (225,369)

Minimum pension liability adjustment,
    net of taxes of $10,000                      --           (4,096)        (4,096)
                                          -----------    ------------   -----------
Balance at December 31, 2000              $(1,209,401)   $   (49,170)   $(1,258,571)
                                          ===========    ===========    ===========



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


                                              2000            1999             1998
                                              ----            ----             ----

Net sales
         Cosmetic                         $ 229,194,000   $ 201,251,000    $ 212,363,000
         Pharmaceutical                      65,689,000      63,805,000       61,148,000
                                          -------------   -------------    -------------
         Consolidated                     $ 294,883,000   $ 265,056,000    $ 273,511,000
                                          =============   =============    =============

Operating income (loss)
         Cosmetic                         $   4,989,000   $ (12,166,000)   $  10,251,000
         Pharmaceutical                      11,117,000       9,313,000       12,513,000
                                          -------------   -------------    -------------
         Consolidated                     $  16,106,000   $  (2,853,000)   $  22,764,000
                                          =============   =============    =============

Gains on sales of facility and land       $     362,000   $   3,043,000    $        --
                                          -------------    -------------   -------------

Interest expense, net                     $   8,193,000   $   5,673,000    $   4,303,000
                                          -------------   -------------    -------------
Earnings (loss) before taxes              $   8,275,000   $  (5,483,000)   $  18,461,000
                                          -------------   -------------    -------------
Identifiable assets
         Cosmetic                         $ 133,090,000   $ 122,417,000    $ 120,664,000
         Pharmaceutical                      24,737,000      22,674,000       20,205,000
         Corporate (unallocated assets)      32,951,000      35,470,000       36,605,000
                                          -------------   -------------    -------------
         Consolidated                     $ 190,778,000   $ 180,561,000    $ 177,474,000
                                          =============   =============    =============

Depreciation and amortization
         Cosmetic                         $   7,286,000   $   6,903,000    $   5,966,000
         Pharmaceutical                         482,000         450,000          428,000
                                          -------------   -------------    -------------
         Consolidated                     $   7,768,000   $   7,353,000    $   6,394,000
                                          =============   =============    =============

Expenditures for property, plant and equipment
  and long-lived assets
         Cosmetic                         $   2,297,000   $   2,334,000    $  14,167,000
         Pharmaceutical                         266,000         288,000          320,000
         Corporate (unallocated assets)       5,287,000       4,706,000        4,701,000
                                          -------------   -------------    -------------
         Consolidated                     $   7,850,000   $   7,328,000    $  19,188,000
                                          =============   =============    =============


Sales to one customer by the cosmetic and pharmaceutical segments combined were 24.4%, 25.4% and 21.5% of consolidated net sales for 2000, 1999 and 1998, respectively and combined sales to another customer were 11.7%, 10.4% and 10.3% of consolidated net sales for 2000, 1999 and 1998, respectively.

Three customers accounted for 41.1% and 34.2% of the Company's net accounts receivable at December 31, 2000 and 1999, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




(16)     UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of quarterly operating results (in thousands of dollars except per share amounts):



                                             YEAR ENDED DECEMBER 31, 2000
                                             ----------------------------
                                       FIRST       SECOND     THIRD     FOURTH
                                      QUARTER     QUARTER    QUARTER    QUARTER
                                      -------     -------    -------    -------

Net sales                             $ 67,463   $ 76,732   $ 77,080    $ 73,607
Cost of goods sold                      29,032     34,403     34,234      32,051
Net earnings                               501      1,905      1,174       1,137
Earnings per common share:
         Basic                        $    .06   $    .24   $    .15    $    .14
                                      ========   ========    ========   ========

         Diluted                      $    .06   $    .24   $    .15    $    .14
                                      ========   ========    ========   ========




                                             YEAR ENDED DECEMBER 31, 1999
                                             ----------------------------
                                       FIRST       SECOND     THIRD     FOURTH
                                      QUARTER     QUARTER    QUARTER    QUARTER
                                      -------     -------    -------    -------




Net sales                             $ 62,196   $ 67,917   $ 64,511    $ 70,432
Cost of goods sold                      28,214     28,083     34,673      31,660
Net earnings (loss)                        366      1,567     (6,066)        131
Earnings (loss) per common share:
         Basic                        $    .05   $    .20   $   (.77)   $    .02
                                      ========   ========    ========   ========
         Diluted                      $    .04   $    .19   $   (.77)   $    .02
                                      ========   ========    ========   ========



Earnings (loss) per share calculations for each of the quarters are based on weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings (loss) per share.

Net sales and cost of sales for all periods prior to the fourth quarter of 2000 include a reclassification to conform with year-end 2000 presentation.

                                   SCHEDULE II

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2000, 1999 and 1998




                                                 ADDITIONS
                                  BALANCE AT     CHARGED TO            BALANCE AT
                                   BEGINNING     COSTS AND  DEDUCTIONS     END
DESCRIPTION                        OF PERIOD      EXPENSES     (1)       OF PERIOD
-----------                      -------------------------------------------------


Year ended December 31, 1998       $1,300,000   $  174,000   $  174,000   $1,300,000
                                   ==========   ==========   ==========   ==========
         allowances for doubtful
         accounts

Year ended December 31, 1999       $1,300,000   $  112,000   $  112,000   $1,300,000
                                   ==========   ==========   ==========   ==========
         allowances for doubtful
         accounts

Year ended December 31, 2000       $1,300,000   $   80,000   $  380,000   $1,000,000
                                   ==========   ==========   ==========   ==========
         allowances for doubtful
         accounts





(1)      Uncollectible accounts written off, net of recoveries.


                                INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION

       3.1(a) Restated Certificate of Incorporation as filed with the Delaware Secretary of State on March 29, 1996.

       3.2(b) Certificate of Amendment filed with the Delaware Secretary of State on June 4, 1996.

       3.3(j) Certificate of Amendment of the Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 3, 1998.

       3.4(a)           By-Laws as amended through December 14, 1995.

      10.1(c) Employee Pension Plan, effective January 1, 1989 (amended and restated).

      10.2              First Amendment of Employees' Pension Plan, effective
                        January 1, 1989.

      10.3(d)           Employee's Stock Ownership Plan, effective January 1,
                        1989.

      10.4(e)           Amendment No. 1 to Employee's Stock Ownership Plan.

      10.5(c)           Amendment No. 2 to Employee's Stock Ownership Plan.

      10.6(c) 401(k) Plan effective January 1, 1989 (amended and restated).

      10.7(j)           Amendment No.1 to 401(k) Plan adopted December 21, 1995.

      10.8(j)           Amendment No. 2 to 401(k) Plan adopted March 16, 2000.

      10.9              Amendment No. 3 to 401 (k) Plan, effective January 1,
                        2001.

     10.10(c) Supplemental Executive Retirement Plan (amended and restated).

     10.11(h) Amendment No. 1 effective January 1, 1997 to Supplemental Executive Retirement Plan.

     10.12              Second Amendment to Supplement Executive Retirement
                        Plan.

     10.13(i)           Amendment No. 3 to Supplemental Executive Retirement
                        Plan.

     10.14(e)           1984 Stock Option Plan, as amended to date.

     10.15(f)           1994 Stock Plan, as amended as of May 27, 1999.

     10.16(f)           Annual Incentive Plan, as amended as of May 27, 1999.

     10.17(j) Amended and Restated Employment Agreement dated as of July 1, 1999 between the Registrant and Dan K. Wassong.

     10.18(e)           Employment Agreement dated March 14, 1985 with Charles
                        J. Hinkaty, as amended.

EXHIBIT NO.             DESCRIPTION


     10.19              Amendment to  Employment  Agreement  with Charles J.
                        Hinkaty, dated March 31, 1999.

     10.20(e) Employment Agreement with Harvey P. Alstodt, as amended.

     10.21(h)           Amendment to Employment Agreement with Harvey P.
                        Alstodt, dated April 22, 1996.

     10.22(j)           Amendment to Employment Agreement with  Harvey P.
                        Alstodt dated December 30, 1997.

     10.23(e) Employment Agreement with William H. McMenemy, as amended.

     10.24(h)           Amendment  to  Employment  Agreement  with  William  H.
                        McMenemy, dated April 22, 1996.

     10.25(i)           Employment   Agreement   with  Enzo  J.   Vialardi,
                        dated December 30, 1998.

     10.26(i)           Employment Agreement with James Lawrence, dated March
                        1993.

     10.27(i) Amendment to Employment Agreement with James Lawrence, dated July 12, 1995.

     10.28(i) Second Amendment and Employment Agreement with James Lawrence, dated March 31, 1998.

     10.29(e)           Life  Insurance  Agreement,  dated as of February  18,
                        1993.

     10.30(g)           Lease   between   Registrant   and   Coliseum   Towers
                        Associates.

     10.31(j) Amended and Restated Loan Agreement dated as of February 25, 2000 among the Registrant, as borrower, Del Pharmaceuticals, Inc. ("DPI"), Parfums Schiaperlli, Inc.("Parfums"), Royce & Rader, Inc. ("Royce") and 565 Broad Hollow Realty Corp.("565"), as guarantors, The Chase Manhattan Bank, as agent for the lenders, and The Chase Manhattan Bank and European American Bank, as lenders.

     10.32(j) Trademark Collateral Assignment and Security Agreement dated as of February 25, 2000, between the Registrant and The Chase Manhattan Bank, as Collateral Agent. Similar agreements were executed by DPI and Parfums.

     10.33(j) Security Agreement dated as of February 25, 2000 between the Registrant and The Chase Manhattan Bank, as Collateral Agent. Similar agreements were executed by DPI, Parfums, Royce and 565.

     10.34(j) General Guaranty dated as of February 25, 2000 by DPI in favor of The Chase Manhattan Bank, as Collateral Agent. Similar agreement were executed by Parfums,Royce and 565.

     10.35(j) Amended and Restated Loan Agreement dated as of February 25, 2000 among the Registrant, DPI, Parfums, Royce, 565 and Jackson National Life Insurance Company.

EXHIBIT NO.             DESCRIPTION

      21.1(k)           List of Subsidiaries.


      23.1              Consent of KPMG LLP dated March 20, 2001.


        27              Financial Data Schedule


--------------
(a) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1995. The exhibit numbers in such Form 10-K are as follows: Restated Certificate, Exhibit 1; and By-Laws, Exhibit 2.

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

(g) These exhibits were filed as exhibits to the Registrant's Form 10-Q for the quarter ended September 30, 1997. The exhibit numbers in such Form 10-Q are as follows: Lease between Registrant and Coliseum Towers Associates,
     Exhibit 10.1; Purchase Money Promissory Note with Carver Boat Corporation,
     Exhibit 10.2.

(h) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1996, as follows: 10.9 above was filed as Exhibit 1 to the 1996 10-K; 10.21 above was filed as Exhibit 3 to the 1996 10-K; and
     10.24 above was filed as Exhibit 4 to the 1996 10-K.

(i) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1998, as follows: 10.10 above was filed as Exhibit
     10.32 to the 1998 10-K; 10.25 above as filed as Exhibit 10.29 to the 1998 10-K; 10.26 above was filed as Exhibit 10.30 to the 1998 10-K; and 10.27 above was filed as Exhibit 10.31 to the 1998 10-K.

(j) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1999, as follows: 3.3 above was filed as Exhibit
     3.3 to the 1999 10-K; 10.7 above was filed as Exhibit 10.6 to the 1999 10-K; 10.8 above was filed as Exhibit 10.7 to the 1999 10-K; 10.17 above was filed as Exhibit 10.14 to the 1999 10-K; 10.22 above was filed as
     Exhibit 10.22 to the 1999 10-K; 10.31 above was filed as Exhibit 10.32 to the 1999 10-K; 10.32 above was filed as Exhibit 10.33 to the 1999 10-K;
     10.33 above was filed as Exhibit 10.34 to the 1999 10-K; 10.34 above was filed as Exhibit 10.35 to the 1999 10-K; and 10.35 above was filed as
     Exhibit 10.36 to the 1999 10-K.

(k) This exhibit was filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1999. The exhibit number in such Form 10-K is
     Exhibit 21.1.