Form 10-Q
period 2001-03-31
DEL LABORATORIES INC
filed 2001-05-14
CIK 27751

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

    [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

                           YES  (X)                  NO  (  )

The number of shares of Common Stock, $1 par value, outstanding as of May 11, 2001 was 8,033,783.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index






Part I.    FINANCIAL INFORMATION
PAGE NO.

                                                                          PAGE

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of
              March 31, 2001 and December 31, 2000                          3

           Consolidated Statements of Earnings for the three
              months ended March 31, 2001 and 2000                          4

           Consolidated Statements of Cash Flows for the
              three months ended March 31, 2001 and 2000                    5

           Notes to Consolidated Financial Statements                       6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9


PART II.  OTHER INFORMATION                                                12

SIGNATURES                                                                 13


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.


                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
               (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



                                                                  March 31     December 31
                                                                    2001          2000
                                                                ------------   -----------
                                                                 (UNAUDITED)
       ASSETS

Current assets:
       Cash and cash equivalents                                  $   2,545    $   2,910
       Accounts receivable-less allowance for doubtful accounts
          of $1,000 in 2001 and 2000                                 62,796       60,196
       Inventories                                                   60,397       58,584
       Deferred income taxes, net                                     4,404        4,404
       Prepaid expenses and other current assets                      4,042        3,326
                                                                  ---------    ---------

                 Total current assets                               134,184      129,420

Property, plant and equipment, net                                   36,605       37,595
Intangibles arising from acquisitions, net                           16,000       16,220
Other assets                                                          7,923        7,543
                                                                  ---------    ---------

                 Total assets                                     $ 194,712    $ 190,778
                                                                  =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                          $   4,187    $   4,117
       Accounts payable                                              22,843       20,675
       Accrued liabilities                                           19,954       18,404
       Income taxes payable                                           1,111          460
                                                                  ---------    ---------

                 Total current liabilities                           48,095       43,656

Long-term pension liability, less current portion                     8,558        8,558
Deferred income taxes, net                                              626          626
Long-term debt, less current portion                                 80,836       82,495
                                                                  ---------    ---------

                 Total liabilities                                  138,115      135,335
                                                                  ---------    ---------

Shareholders' equity:
       Preferred stock $ .01 par value, authorized
          1,000,000 shares; no shares issued                           --           --
       Common stock $1 par value, authorized
          20,000,000 shares; issued 10,000,000 shares                10,000       10,000
       Accumulated other comprehensive loss                          (1,669)      (1,259)
       Retained earnings                                             74,570       74,087
                                                                  ---------    ---------

                                                                     82,901       82,828

       Less: Treasury stock at cost, 1,966,217 shares
          in 2001 and 2,024,550 shares in 2000                      (25,359)     (26,297)
       Receivables for stock options exercised                         (945)      (1,088)
                                                                  ---------    ---------
                 Total shareholders' equity                          56,597       55,443
                                                                  ---------    ---------

                 Total liabilities and shareholders' equity       $ 194,712    $ 190,778
                                                                  =========    =========



         The accompanying notes are an integral part of the consolidated financial statements.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               (In thousands except for share and per share data)
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED

                                                                MARCH 31
                                                       2001            2000
                                                    -----------     -----------
Net sales                                           $    72,738     $    67,463
Cost of goods sold                                       31,333          29,032
Selling and administrative expenses                      37,216          35,490
                                                    -----------     -----------
Operating income                                          4,189           2,941

Interest expense, net                                    (1,961)         (2,078)

Earnings before income taxes                              2,228             863
Income taxes                                                958             362
                                                    -----------     -----------
Net earnings                                        $     1,270     $       501
                                                    ===========     ===========

Earnings per common share:
    Basic                                           $      0.16     $      0.06
                                                    ===========     ===========
    Diluted                                         $      0.16     $      0.06
                                                    ===========     ===========

Weighted average common shares outstanding:
    Basic                                             7,992,000       7,922,000
                                                    ===========     ===========
    Diluted                                           8,038,000       8,002,000
                                                    ===========     ===========











               The accompanying notes are an integral part of the
                       consolidated financial statements.


                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In thousands)
                                   (UNAUDITED)

                                                                       March 31,
                                                                       ---------
                                                                  2001       2000
                                                                  ----       ----


Cash flows from operating activities:
Net earnings                                                    $  1,270    $    501
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                      1,961       1,767
Provision for doubtful accounts                                      284          45
Other non-cash operating items                                       191         241
Changes in operating assets and liabilities:
    Accounts receivable                                           (3,000)    (10,424)
    Inventories                                                   (2,112)     (3,851)
    Prepaid expenses and other current assets                       (716)        (68)
    Other assets and other liabilities                              (388)     (1,081)
    Accounts payable                                               2,267       2,749
    Accrued liabilities                                            1,796       2,208
    Income taxes, net                                                873        --
                                                                --------    --------

          Net cash provided by (used in) operating activities      2,426      (7,913)
                                                                --------    --------

Cash flows provided by (used in) investing activities:
    Proceeds from sales of land and facility                          13        --
    Property, plant and equipment additions                         (976)     (1,906)
                                                                --------    --------

         Net cash (used in) investing activities                    (963)     (1,906)
                                                                --------    --------

Cash flows provided by (used in) financing activities:
    Borrowings under long-term debt                                 --        24,500
    Principal payments under long-term debt                       (1,534)       (104)
    Borrowings under short-term lines of credit                     --         1,500
    Repayments of short-term lines of credit                        --       (17,250)
    Decrease in receivables for stock options exercised                3        --
    Acquisition of treasury stock                                   (274)       --
                                                                --------    --------

          Net cash provided by (used in) financing activities     (1,805)      8,646
                                                                --------    --------

Effect of exchange rate changes on cash                              (23)        (27)
                                                                --------    --------

Net (decrease) in cash and cash equivalents                         (365)     (1,200)

Cash and cash equivalents at beginning of year                     2,910       3,585
                                                                --------    --------

Cash and cash equivalents at end of period                      $  2,545    $  2,385
                                                                ========    ========

Supplemental disclosures:
Cash paid:
    Interest                                                    $    767    $    989
    Income taxes                                                $    100    $     15



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of Del Laboratories, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Net sales and costs of sales for 2000 include a reclassification to conform with current year presentation. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

     A summary of the Company's significant accounting policies is presented in its 2000 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results.

     In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for interim periods.



  2. INVENTORY

     Classification of inventories (in thousands):

                                                March  31            December 31
                                                    2001                 2000
                                                    ----                 ----

                  Raw Materials                $  29,607           $    26,655
                  Work In Process                  3,219                 3,775
                  Finished Goods                  27,571                28,154
                                               ---------           -----------
                                               $  60,397           $    58,584
                                               =========           ===========





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


    On November 15, 2000, the Company's Board of Directors approved a 5% stock dividend. As a result, 380,241 shares of treasury stock were issued on December 27, 2000 to shareholders of record on November 30, 2000. Accordingly, the weighted average common shares outstanding in the consolidated statement of earnings for the quarter ended March 31, 2000, have been restated to reflect the dividend.

         A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:




                                                         (Amounts in thousands,
                                                          except per share data)
                                                            Three Months Ended
                                                                  March 31
                                                              2001        2000
                                                              ----        ----

Net earnings (numerator)                                     $1,270       $  501
                                                             ------       ------

Weighted-average common shares
       (denominator for basic earnings
        per share)                                            7,992        7,922

Effect of dilutive securities:
       Employee stock options                                    46           80
                                                             ------       ------

Weighted-average common and potential
       common shares outstanding
       (denominator for diluted earnings
       per share)                                             8,038        8,002
                                                             ------       ------

Basic earnings per share                                     $ 0.16       $ 0.06
                                                             ======       ======

Diluted earnings per share                                   $ 0.16       $ 0.06
                                                             ======       ======


         Employee stock options for 1,700,000 and 1,334,000 shares for the periods ended March 31, 2001 and 2000, respectively, were not included in the net earnings per share because their effect would have been anti-dilutive.





4.       COMPREHENSIVE INCOME



      The components of comprehensive income for the three months ended March 31, 2001 and 2000 are as follows:




                                                             Three Months Ended
                                                                  March 31

                                                             2001         2000
                                                             ----         ----

         Net earnings                                      $ 1,270       $   501
         Other comprehensive income (loss):
           Foreign currency translation                       (410)           10
                                                           -------       -------

Total comprehensive income                                 $   860       $   511
                                                           =======       =======

5.SHAREHOLDERS' EQUITY

     As a result of stock options exercised on March 9, 2001, the excess of the cost of treasury shares issued over the exercise price of options was initially recorded as a reduction to additional paid-in capital of $955,000 with the corresponding income tax benefit of $226,000 as an increase in additional paid-in-capital. This transaction resulted in a deficit in additional paid-in-capital of $729,000, which was reclassified to retained earnings.

     On March 1, 2001, the Company funded its fiscal 2000 contribution of $200,000 to the Employee Stock Ownership Trust with 19,802 treasury shares. As a result, a reduction of $57,000 was recorded to retained earnings representing the cost of treasury shares in excess of the market price on that date.


6.SEGMENT INFORMATION

         The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary oral analgesics, acne treatment products and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Net sales for 2000 include a reclassification to conform with current year presentation. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments; depreciation of unallocated assets are charged to the Cosmetic segment.

                                                            For the period ended
                                                                 March 31,
                                                              (IN THOUSANDS)
                                                              --------------

                                                          2001             2000
                                                          ----             ----

Net sales
         Cosmetic                                        $55,670         $52,381
         Pharmaceutical                                   17,068          15,082
                                                         -------         -------
         Consolidated                                    $72,738         $67,463
                                                         =======         =======

Operating income
         Cosmetic                                        $ 1,007         $   743
         Pharmaceutical                                    3,182           2,198
                                                         -------         -------
         Consolidated                                    $ 4,189         $ 2,941
                                                         -------         -------

Interest expense, net                                    $ 1,961         $ 2,078
                                                         -------         -------
Earnings before taxes                                    $ 2,228         $   863
                                                         =======         =======

Depreciation and amortization
         Cosmetic                                        $ 1,843         $ 1,654
         Pharmaceutical                                      118             113
                                                         -------         -------
         Consolidated                                    $ 1,961         $ 1,767
                                                         =======         =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)       RESULTS OF OPERATIONS (IN THOUSANDS)

     FIRST QUARTER ENDED MARCH 31, 2001 VERSUS MARCH 31, 2000

    NET SALES

    Net sales for the first quarter of 2001 were $72,738, an increase of 7.8% compared to $67,463, in the first quarter of 2000. Net sales for 2000 include a reclassification to conform with current year presentation. Cosmetics net sales were $55,670, an increase of 6.3% compared to $52,381 in 2000. The increase is due principally to volume growth in the Sally Hansen family of brands and in N.Y.C. New York Color. Pharmaceutical net sales were $17,068, an increase of 13.2% compared to $15,082 in 2000. The increase is due principally to increases in the Orajel and Dermarest Psoriasis brands.

    COST OF SALES

    Cost of sales for the first quarter of 2001 was $31,333 or 43.1% of net sales, compared to $29,032, or 43.0% of net sales in 2000. Cost of sales for 2000 include a reclassification to conform with current year presentation.

    SELLING AND ADMINISTRATIVE EXPENSES

    Selling and administrative expenses for the first quarter of 2001 were $37,216, or 51.2% of net sales, compared to $35,490, or 52.6% of net sales in 2000. The improvement in selling and administrative expenses as a percentage to net sales is primarily attributable to net sales increasing at a higher rate than selling and administrative expenses.

    NET INTEREST EXPENSE

    Interest expense, net of interest income, for the first quarter of 2001 was $1,961, compared to $2,078 in 2000.

    INCOME TAXES

    Income taxes are based on the Company's expected annual effective tax rate of 43% in 2001 compared to 42% in 2000.

    NET EARNINGS

    As a result of the above, net earnings for the first quarter of 2001 were $1,270, compared to $501 in 2000.

(2) LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

      At March 31, 2001 the Company had cash and cash equivalents of $2,545 compared to $2,385 at March 31, 2000.

      Net cash provided by operating activities was $2,426 for the three months ended March 31, 2001, as compared to cash used in operating activities of $7,913 for the three months ended March 31, 2000. The increase of cash provided by operating activities is primarily due to increased net earnings and cash collections. During the quarter ended March 31, 2001, accounts receivable increased due to the timing of increased first quarter shipments. The increase in inventories during the quarter was principally due to purchases of raw materials and components to support projected sales increases.

      Cash used for property, plant and equipment additions was $976 for the three months ended March 31, 2001 compared to $1,906 in 2000.

      Net cash used in financing activities for the three months ended March 31, 2001 was $1,805 as compared to cash provided by financing activities of $8,646 for the three months ended March 31, 2000. The change is primarily due to a reduction of long-term debt during the quarter ended March 31, 2001 versus additional net borrowings of $8,646 in the first quarter of 2000.


      The Company believes that estimated cash flow from future operations, cash on hand and amounts available from the credit facility, along with leasing transactions, will be sufficient to satisfy its liquidity needs for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

     In April, 2001, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which requires that, unless specific criteria are met, consideration from a vendor to a retailer (e.g., "slotting fees," cooperative advertising arrangements, "buy downs," etc.) be recorded as a reduction from revenue, as opposed to a selling expense. This consensus is effective for fiscal quarters beginning after December 15, 2001. The Company has determined that implementation of EITF Issue No. 00-25 will result in the reclassification of certain selling costs from selling and administrative expenses to net sales and is in the process of quantifying the amount of such reclassification. The reclassification will not have any impact on net earnings.

    In May 2000, the EITF reached a final consensus on EITF Issue No. 00-14 "Accounting for Certain Sales Incentive." The issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of single exchange transaction. In April 2001, the EITF amended the effective date of this issue to coincide with the required implementation date of EITF Issue No 00-25. The Company has determined that implementation of EITF Issue No. 00-14 will result in the reclassification of certain selling costs from selling and administrative expenses to net sales and is in the process of quantifying the amount of such reclassification. The reclassification will not have any impact on net earnings.

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

              (a)   None


              (b)   Reports on Form 8-K

                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                DEL LABORATORIES, INC.
                                                ----------------------
                                                (Registrant)








DATE: MAY 11, 2001                              /S/ DAN K. WASSONG
-----------------                               ------------------
                                                Dan K. Wassong
                                                Chairman, President and
                                                Chief Executive Officer








DATE:MAY 11, 2001                               /S/ ENZO J. VIALARDI
----------------                                --------------------
                                                Enzo J. Vialardi
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)