Form 10-Q
period 2001-06-30
DEL LABORATORIES INC
filed 2001-08-06
CIK 27751

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           -----               SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



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

                            YES (X)        NO ( )

The number of shares of Common Stock, $1 par value, outstanding as of August 6, 2001 was 8,033,783.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index






PART I.      FINANCIAL INFORMATION

                                                                            PAGE

Item 1.      Financial Statements:

             Consolidated Balance Sheets as of
                June 30, 2001 and December 31, 2000                           3

             Consolidated Statements of Earnings for the three and six
                months ended June 30, 2001 and 2000                           4

             Consolidated Statements of Cash Flows for the
                six months ended June 30, 2001 and 2000                       5

             Notes to Consolidated Financial Statements                       6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9


PART II.  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders             12

Item 6.      Exhibits and Reports on Form 8-K                                12


SIGNATURES                                                                   13


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands except for share and per share data)


                                                                  June 30     December 31
                                                                    2001         2000
                                                               -------------  -----------
                                                                (UNAUDITED)
       ASSETS

Current assets:
       Cash and cash equivalents                                  $   4,056    $   2,910
       Accounts receivable-less allowance for doubtful accounts
          of $1,000 in 2001 and $1,000 in 2000                       65,108       60,196
       Inventories                                                   60,282       58,584
       Deferred income taxes, net                                     4,404        4,404
       Prepaid expenses and other current assets                      3,268        3,326
                                                                   ---------    ---------

                    Total current assets                            137,118      129,420

Property, plant and equipment, net                                   36,371       37,595
Intangibles arising from acquisitions, net                           15,780       16,220
Other assets                                                          7,719        7,543
                                                                  ---------    ---------

                    Total assets                                  $ 196,988    $ 190,778
                                                                  =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                          $   4,249    $   4,117
       Accounts payable                                              26,189       20,675
       Accrued liabilities                                           20,098       18,404
       Income taxes payable                                             782          460
                                                                   ---------    ---------

                    Total current liabilities                        51,318       43,656

Long-term pension liability, less current portion                     8,558        8,558
Deferred income taxes, net                                              626          626
Long-term debt, less current portion                                 76,269       82,495
                                                                  ---------    ---------

                    Total liabilities                               136,771      135,335
                                                                  ---------    ---------

Shareholders' equity:
       Preferred stock $ .01 par value, authorized
          1,000,000 shares; no shares issued                           --           --
       Common stock $1 par value, authorized
          20,000,000 shares; issued 10,000,000 shares                10,000       10,000
       Accumulated other comprehensive loss                          (1,364)      (1,259)
       Retained earnings                                             77,885       74,087
                                                                   ---------    ---------

                                                                     86,521       82,828

       Less: Treasury stock at cost, 1,966,217 shares
                  in 2001 and 2,024,550 shares in 2000              (25,359)     (26,297)
                  Receivables for stock options exercised              (945)      (1,088)
                                                                  ---------    ---------
                    Total shareholders' equity                       60,217       55,443
                                                                  ---------    ---------

                    Total liabilities and shareholders' equity    $ 196,988    $ 190,778
                                                                  =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (In
                 thousands except for share and per share data)
                                   (UNAUDITED)




                                                  THREE MONTHS ENDED             SIX MONTHS ENDED

                                                       JUNE 30                      JUNE 30
                                                  2001           2000          2001            2000
                                              -----------    -----------    -----------    -----------

Net sales                                     $    87,937    $    76,732    $   160,675    $   144,196

Cost of goods sold                                 38,658         34,403         69,991         63,436
Selling and administrative expenses                41,873         37,413         79,089         72,903
                                              -----------    -----------    -----------    -----------

Operating income                                    7,406          4,916         11,595          7,857

Other income (expense)
    Gain on sale of facility                         --              362           --              362
    Interest expense, net                          (1,863)        (1,993)        (3,824)        (4,071)

Earnings before income taxes                        5,543          3,285          7,771          4,148
Income taxes                                        2,228          1,380          3,186          1,742
                                              -----------    -----------    -----------    -----------
Net earnings                                  $     3,315    $     1,905    $     4,585    $     2,406
                                              ===========    ===========    ===========    ===========

Earnings per common share:
    Basic                                     $      0.41    $      0.24    $      0.57    $      0.30
                                              ===========    ===========    ===========    ===========
    Diluted                                   $      0.41    $      0.24    $      0.57    $      0.30
                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
    Basic                                       8,034,000      7,921,000      8,013,000      7,921,000
                                              ===========    ===========    ===========    ===========
    Diluted                                     8,062,000      8,026,000      8,050,000      8,014,000
                                              ===========    ===========    ===========    ===========











               The accompanying notes are an integral part of the
                       consolidated financial statements.




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (In thousands)
                                   (UNAUDITED)

                                                                       JUNE 30
                                                                       -------

                                                                   2001       2000
                                                                   ----       ----

Cash flows from operating activities:
Net earnings                                                    $  4,585    $  2,406
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                      3,919       3,608
Provision for doubtful accounts                                      244          52
Gain on sale of facility                                            --          (362)
Other non-cash operating items                                       213         249
Changes in operating assets and liabilities:
    Accounts receivable                                           (3,971)    (10,141)
    Inventories                                                   (1,740)     (3,602)
    Prepaid expenses and other current assets                         57        (353)
    Other assets and other liabilities                              (176)       (749)
    Accounts payable                                               5,513       2,102
    Accrued liabilities                                              686       1,051
    Income taxes, net                                                544       2,546
                                                                --------    --------

          Net cash provided by (used in) operating activities      9,874      (3,193)
                                                                --------    --------

Cash flows provided by (used in) investing activities:
    Proceeds from sales of land and facility                          13         800
    Property, plant and equipment additions                       (2,371)     (3,185)
                                                                --------    --------

         Net cash used in investing activities                    (2,358)     (2,385)
                                                                --------    --------

Cash flows provided by (used in) financing activities:
    Borrowings under long-term debt                                 --        29,023
    Principal payments under long-term debt                       (6,082)     (7,572)
    Borrowings under short-term lines of credit                     --         1,500
    Repayments of short-term lines of credit                        --       (17,250)
    Decrease in receivables for stock options exercised                3           6
    Acquisition of treasury stock                                   (274)       (168)
                                                                --------    --------

          Net cash provided by (used in) financing activities     (6,353)      5,539
                                                                --------    --------

Effect of exchange rate changes on cash                              (17)        (10)
                                                                --------    --------

Net increase (decrease)  in cash and cash equivalents              1,146         (49)

Cash and cash equivalents at beginning of year                     2,910       3,585
                                                                --------    --------

Cash and cash equivalents at end of period                      $  4,056    $  3,536
                                                                ========    ========

Supplemental disclosures:
Cash paid:
    Interest                                                    $  3,727    $  4,246
    Income taxes                                                $  2,684    $    669

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001





  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of Del Laboratories, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Net sales and cost of sales for 2000 include a reclassification to conform with current year presentation. Interim results are not necessarily indicative of results for a full year.

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



  2.  INVENTORY

      Classification of inventories (in thousands):

                                                  June  30         December 31
                                                    2001               2000
                                                    ----               ----

                     Raw Materials               $  36,183           $ 26,655
                     Work In Process                 3,430              3,775
                     Finished Goods                 20,669             28,154
                                                 ---------          ---------
                                                 $  60,282          $  58,584
                                                 =========          =========





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


      On November 15, 2000, the Company's Board of Directors approved a 5% stock dividend. As a result, 380,241 shares of treasury stock were issued on December 27, 2000 to shareholders of record on November 30, 2000. Accordingly, the weighted average common shares outstanding in the consolidated statement of earnings for the three and six months ended June 30, 2000, have been restated to reflect the dividend.

           ------------------------------

      A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:




                                       Three Months Ended      Six Months Ended

                                             June 30               June 30
                                               (Amounts in thousands,
                                               except per share data)


                                        2001        2000      2001       2000
                                        ----        ----      ----       ----

      Net earnings (numerator)         $ 3,315    $ 1,905     $ 4,585    $ 2,406
                                        ------    -------     -------    -------

      Weighted-average common shares
         (denominator for basic
         earnings per share)              8,034     7,921     8,013        7,921

      Effect of dilutive securities:
         Employee stock options             28        105        37           93

      Weighted-average common and
         potential common shares
         outstanding (denominator for
         diluted earnings per share)     8,062      8,026      8,050       8,014
                                        ------    -------     ------     -------

      Basic earnings per share          $ 0.41    $  0.24     $ 0.57     $  0.30
                                        ------    -------     ------     -------

      Diluted earnings per share        $ 0.41    $  0.24     $ 0.57     $  0.30
                                        ------    -------     ------     -------


      Employee stock options for 1,529,000 and 1,267,000 shares for the three months ended June 30, 2001 and 2000, respectively, and 1,614,000 and 1,269,000 shares for the six months ended June 30, 2001 and 2000, respectively, were not included in determining the effect of dilutive securities since their effect would have been anti-dilutive.



4.         COMPREHENSIVE INCOME
           ---------------------


      The components of comprehensive income for the three months and six months ended June 30, 2001 and 2000 are as follows:

                                        Three Months Ended     Six Months Ended
                                             June 30                June 30
                                          (in thousands)         (in thousands)

                                           2001      2000       2001       2000
                                           ----      ----       ----       ----

      Net earnings                      $  3,315  $  1,905    $ 4,585    $2,406
      Other comprehensive income (loss):
          Foreign currency translation       305      (168)      (105)     (158)
                                        --------  --------    --------   ------

      Total comprehensive income        $  3,620  $  1,737    $  4,480   $2,248
                                        ========  ========    ========   ======

5.    SHAREHOLDERS' EQUITY

      As a result of stock options exercised on March 9, 2001, the excess of the cost of treasury shares issued over the exercise price of options was initially recorded, in the first quarter, as a reduction to additional paid-in capital of $955,000 with the corresponding income tax benefit of $226,000 as an increase to additional paid-in capital. This transaction resulted in a deficit in additional paid-in capital of $729,000, which was reclassified to retained earnings.

      On March 1, 2001, the Company funded its fiscal 2000 contribution of $200,000 to the Employee Stock Ownership Trust with 19,802 treasury shares. As a result, a reduction of $57,000 was recorded to retained earnings in the first quarter representing the cost of treasury shares in excess of the market price on that date.


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


                                     Three Months Ended         Six Months Ended
                                           June 30                   June 30
                                        (in thousands)           (in thousands)
                                       2001       2000          2001       2000
                                       ----       ----          ----       ----

      Net sales
                Cosmetic             $70,603     $60,618      $126,273  $113,001
                Pharmaceutical        17,334      16,114        34,402    31,195
                                     -------    --------      --------  --------
                Consolidated         $87,937     $76,732      $160,675  $144,196
                                     =======     =======      ========  ========

      Operating income
                Cosmetic             $  4,982     $ 2,829     $  5,989  $  3,572
                Pharmaceutical          2,424       2,087        5,606     4,285
                                     --------     -------     --------  --------
                Consolidated         $  7,406     $ 4,916     $ 11,595  $  7,857
                                     ========     =======     ========  ========

      Gain on sale of facility        $     -     $   362     $     -   $    362

      Interest expense, net             1,863       1,993        3,824     4,071
                                     --------     -------     --------  --------
      Earnings before taxes          $  5,543     $ 3,285     $  7,771  $  4,148
                                     ========     =======     ========  ========

      Depreciation and amortization
                Cosmetic             $  1,835     $ 1,725     $  3,678  $  3,379
                Pharmaceutical            123         116          241       229
                                     --------     -------     --------  --------
                Consolidated         $  1,958     $ 1,841     $  3,919  $  3,608
                                     ========     =======     ========  ========

7.   PLANT CLOSURE

      On June 26, 2001, the Company announced that it would initiate a series of actions resulting in a full closure of the Newark, New Jersey manufacturing facility by the end of the first quarter of 2002. The plant closure will result in the termination of approximately 70 production and clerical employees. Severance, pension curtailment and other exit plan expenses totaling $226,000, have been included in selling and administrative expenses for the three and six months ended June 30, 2001. These costs had a negative impact on net earnings of $133,000 or $.02 per share for the three and six months ended June 30, 2001.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)   RESULTS OF OPERATIONS (IN THOUSANDS)
      ------------------------------------

      SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 VERSUS JUNE 30, 2000

      Consolidated net sales for the second quarter of 2001 were $87.9 million, an increase of 14.6% compared to $76.7 million in 2000. Consolidated net sales for the first six months of 2001 were $160.7 million, an increase of 11.4% compared to $144.2 million in 2000. Net sales in 2000 include a reclassification to conform with current year presentation.

      Cosmetic net sales for the second quarter were $70.6 million, an increase of 16.5 % compared to $60.6 million in 2000. Net sales for the first six months of 2001 were $126.3 million, an increase of 11.8% compared to $113.0 in 2000. The increase is due primarily to volume growth in the Sally Hansen family and N.Y.C. New York Color brands. The Sally Hansen brand continues to gain market share in the nail care category while N.Y.C. New York Color experienced double-digit revenue growth.

      Pharmaceutical net sales for the second quarter were $17.3 million, an increase of 7.6% compared to $16.1 million in 2000. Net sales for the first six months of 2001 were $34.4 million, an increase of 10.3% compared to $31.2 million in 2000. The increase is primarily attributable to the Orajel brand of oral analgesics.

      Cost of goods sold for the second quarter were $38.7 million, or 44.0% of net sales, compared to $34.4 million, or 44.8% of net sales in 2000. Cost of goods sold for the six months of 2001 were $70.0 million, or 43.6% of net sales, as compared to $63.4 million, or 44.0% of net sales in 2000. Cost of goods sold for 2000 includes a reclassification to conform with current year presentation. The improvement in cost of goods sold, as a percentage of net sales is primarily attributable to the increase in sales volume.

      Selling and administrative expenses for the second quarter were $41.9 million, or 47.6% of net sales, compared to $37.4 million, or 48.8% of net sales in 2000. Selling and administrative expenses for the first six months of 2001 were $79.1 million, or 49.2% of net sales, compared to $72.9 million, or 50.6% of net sales in 2000. The increase is primarily attributable to increased advertising and promotional expenses, which are subject to quarterly variability due to the timing of such expenses. The improvement in selling and administrative expenses, as a percentage of net sales, is attributable to sales increasing at a higher rate than increases in spending.

      Interest expense, net of interest income, for the second quarter was $1.9 million, compared to $2.0 million in 2000. The lower interest expense is due to a reduction in average outstanding borrowings and lower interest rates.

      Income taxes are based on the Company's expected annual effective tax rate of 41% in 2001, compared to 42% in 2000.

      Net earnings for the second quarter of 2001 were $3.3 million, or $0.41 per share, an increase of 74% when compared to net earnings of $1.9 million, or $0.24 per share in 2000. The second quarter of 2001 includes costs associated with the planned closure of the Newark, New Jersey manufacturing facility, as more fully described in note 7 to the accompanying consolidated financial statements. These costs had a negative impact of $0.02 on net earnings per share for the second quarter and the six months ended June 30, 2001. The Company expects this plant closure to result in future cost savings.

(2)   LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)
      ----------------------------------------------

      At June 30, 2001, the Company had cash and cash equivalents of $4.1 million compared to $3.5 million at June 30, 2000.

      Net cash provided by operating activities was $9.9 million for the six months ended June 30, 2001 primarily due to net earnings of $4.6 million, depreciation of $3.9 million and an increase in accounts payable of $5.5 million, partially offset by increases of $4.0 million in accounts receivable and $1.7 million in inventories. The increase in accounts receivable is attributable to the timing of increased shipments at the end of the second quarter. The increase in accounts payable and inventories is primarily due to the timing of purchases of raw materials and components to support projected sales levels.

      Net cash used for property plant and equipment additions was $2.4 million for the six months ended June 30, 2001 compared to $3.2 million in 2000.

      Net cash used in financing activities for the six months ended June 30, 2001 was $6.4 million due primarily to a repayment on May 31, 2001 of the senior notes in the amount of $4.0 million and a net reduction, during the period, of outstanding borrowings under the revolving credit agreement in the amount of $2.0 million.

      The Company believes that estimated cash flow from future operations, cash on hand and amounts available from the credit facility, along with leasing transactions, will be sufficient to satisfy its liquidity needs for the foreseeable future.




      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In April, 2001, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires that, unless specific criteria are met, consideration from a vendor to a retailer (e.g., "slotting fees", cooperative advertising arrangements, "buy downs", etc.) be recorded as a reduction from revenue, as opposed to a selling expense. This consensus is effective for fiscal quarters beginning after December 15, 2001. The Company has determined that implementation of EITF Issue No. 00-25 will result in the reclassification of certain selling costs from selling and administrative expenses to net sales and is in the process of quantifying the amount of such reclassification. The reclassification will not have any impact on net earnings.

      In May 2000, the EITF reached a final consensus on EITF Issue No. 00-14 "Accounting for Certain Sales Incentives". The issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. In April 2001, the EITF amended the effective date of this issue to coincide with the required implementation date of EITF Issue 00-25. The Company has determined that implementation of EITF Issue No. 00-14 will result in the reclassification of certain selling costs from selling and administrative expenses to net sales and is in the process of quantifying the amount of such reclassification. The reclassification will not have any impact on net earnings.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on January 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

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

PART II - OTHER INFORMATION


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

      At the Company's annual meeting held on May 24, 2001, the Shareholders re-elected Charles J. Hinkaty and George L. Lindemann to the Board of Directors, in accordance with a proxy solicited pursuant to Section 14 of the Securities Exchange Act. In addition, the shareholders approved Amendment No. 2 to the Company's Amended and Restated 1994 Stock Option Plan. Votes were cast for each of such items as follows:

      ELECTION OF DIRECTORS          VOTES FOR                 VOTES WITHHELD
      ---------------------          ---------                 --------------

      Charles J. Hinkaty             7,446,666                     101,069
      George L. Lindemann            7,446,704                     101,031


      APPROVAL OF AMENDMENT NO. 2 TO THE AMENDED AND RESTATED 1994 STOCK PLAN
      -----------------------------------------------------------------------

                        FOR            AGAINST            ABSTAIN
                        ---            -------            -------

                    7,356,645          161,010             30,080




     Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

           (a)   None


           (b)   Reports on Form 8-K

                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    DEL LABORATORIES, INC.
                                                    ----------------------
                                                    (Registrant)








   DATE:  AUGUST 6, 2001                            /S/ DAN K. WASSONG
   ----------------------                           ----------------------------
                                                    Dan K. Wassong
                                                    Chairman, President and
                                                    Chief Executive Officer








   DATE:  AUGUST 6, 2001                            /S/ ENZO J. VIALARDI
   ----------------------                           ----------------------------
                                                    Enzo J. Vialardi
                                                    Executive Vice President and
                                                    Chief Financial Officer