Form 10-Q/A
period 2001-06-30
DEL LABORATORIES INC
filed 2001-08-08
CIK 27751

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                  (AMENDMENT I)

(MARK ONE)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  ----
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM____________ TO ________


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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index









                                                                         PAGE


       PART I.       FINANCIAL INFORMATION


       Item 1.       Financial Statements:

                     Consolidated Balance Sheets as of
                        June 30, 2001 and December 31, 2000                  3



       SIGNATURES                                                            4


       THE ABOVE LISTED CONSOLIDATED BALANCE SHEETS ARE HEREBY AMENDED BY DELETING THE ITEM IN ITS ENTIRETY AND REPLACING IT WITH THE ATTACHED ITEM.

       THIS FORM 10-Q/A IS BEING FILED TO AMEND THE CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001 INCLUDED IN ITEM 1 TO REFLECT A RECLASSIFICATION BETWEEN ACCOUNTS RECEIVABLE AND ACCRUED LIABILITIES THAT WAS INADVERTENTLY OMITTED FROM THE CONSOLIDATED BALANCE SHEET FILED ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands except for share and per share data)


                                                                    June 30     December 31
                                                                     2001           2000
                                                                 -----------   ------------
                                                                 (UNAUDITED)
       ASSETS

Current assets:
       Cash and cash equivalents                                  $   4,056    $   2,910
       Accounts receivable-less allowance for doubtful accounts
          of $1,000 in 2001 and $1,000 in 2000                       63,894       60,196
       Inventories                                                   60,282       58,584
       Deferred income taxes, net                                     4,404        4,404
       Prepaid expenses and other current assets                      3,268        3,326
                                                                  ---------    ---------

                    Total current assets                            135,904      129,420

Property, plant and equipment, net                                   36,371       37,595
Intangibles arising from acquisitions, net                           15,780       16,220
Other assets                                                          7,719        7,543
                                                                   ---------    ---------

                    Total assets                                  $ 195,774    $ 190,778
                                                                  =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                          $   4,249    $   4,117
       Accounts payable                                              26,189       20,675
       Accrued liabilities                                           18,884       18,404
       Income taxes payable                                             782          460
                                                                  ---------    ---------

                    Total current liabilities                        50,104       43,656

Long-term pension liability, less current portion                     8,558        8,558
Deferred income taxes, net                                              626          626
Long-term debt, less current portion                                 76,269       82,495
                                                                  ---------    ---------

                    Total liabilities                               135,557      135,335
                                                                  ---------    ---------

Shareholders' equity:
       Preferred stock $ .01 par value, authorized
          1,000,000 shares; no shares issued                           --           --
       Common stock $1 par value, authorized
          20,000,000 shares; issued 10,000,000 shares                10,000       10,000
       Accumulated other comprehensive loss                          (1,364)      (1,259)
       Retained earnings                                             77,885       74,087
                                                                  ---------    ---------

                                                                     86,521       82,828

       Less: Treasury stock at cost, 1,966,217 shares
                  in 2001 and 2,024,550 shares in 2000              (25,359)     (26,297)
                  Receivables for stock options exercised              (945)      (1,088)
                                                                  ---------    ---------
                    Total shareholders' equity                       60,217       55,443
                                                                  ---------    ---------

                    Total liabilities and shareholders' equity    $ 195,774    $ 190,778
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




                                               DEL LABORATORIES, INC.
                                               (Registrant)










DATE: AUGUST 8, 2001                            ________________________________
--------------------
                                                Enzo J. Vialardi
                                                 Executive Vice President and
                                                 Chief Financial Officer