Form 10-Q
period 2001-09-30
DEL LABORATORIES INC
filed 2001-11-13
CIK 27751

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           -----
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                      YES  (X)                       NO  (  )

The number of shares of Common Stock, $1 par value, outstanding as of November 12, 2001 was 8,077,799.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index








PART I.      FINANCIAL INFORMATION
                                                                        PAGE NO.


Item 1.      Financial Statements:

             Consolidated Balance Sheets as of
                September 30, 2001 and December 31, 2000                     3

             Consolidated Statements of Earnings for the three and nine
                months ended September 30, 2001 and 2000                     4

             Consolidated Statements of Cash Flows for the
                nine months ended September 30, 2001 and 2000                5

             Notes to Consolidated Financial Statements                      6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9



SIGNATURES                                                                  13



All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands except for share and per share data)


                                                              September 30   December 31
                                                                  2001          2000
                                                              ------------   -----------
                                                               (UNAUDITED)
      ASSETS

Current assets:
      Cash and cash equivalents                                  $   5,451    $   2,910
      Accounts receivable-less allowance for doubtful accounts
         of $1,000 in 2001 and 2000                                 56,293       60,196
      Inventories                                                   61,621       58,584
      Deferred income taxes, net                                     4,404        4,404
      Prepaid expenses and other current assets                      2,785        3,326
                                                                 ---------    ---------

                 Total current assets                              130,554      129,420

Property, plant and equipment, net                                  35,363       37,595
Intangibles arising from acquisitions, net                          15,559       16,220
Other assets                                                         7,706        7,543
                                                                 ---------    ---------

                 Total assets                                    $ 189,182    $ 190,778
                                                                 =========    =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                          $   4,272    $   4,117
      Accounts payable                                              22,470       20,675
      Accrued liabilities                                           23,912       18,404
      Income taxes payable                                             446          460
                                                                 ---------    ---------

                 Total current liabilities                          51,100       43,656

Long-term pension liability, less current portion                    8,558        8,558
Deferred income taxes, net                                             626          626
Long-term debt, less current portion                                66,639       82,495
                                                                 ---------    ---------

                 Total liabilities                                 126,923      135,335
                                                                 ---------    ---------

Shareholders' equity:
      Preferred stock $ .01 par value, authorized
         1,000,000 shares; no shares issued                           --           --
      Common stock $1 par value, authorized
         20,000,000 shares; issued 10,000,000 shares                10,000       10,000
      Accumulated other comprehensive loss                          (1,706)      (1,259)
      Retained earnings                                             80,203       74,087
                                                                 ---------    ---------

                                                                    88,497       82,828

      Less: Treasury stock at cost, 1,942,540 shares
                in 2001 and 2,024,550 shares in 2000               (25,296)     (26,297)
                Receivables for stock options exercised               (942)      (1,088)
                                                                 ---------    ---------
                 Total shareholders' equity                         62,259       55,443
                                                                 ---------    ---------

                 Total liabilities and shareholders' equity      $ 189,182    $ 190,778
                                                                 =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (In thousands except for share and per share data)
                                   (UNAUDITED)




                                                  THREE MONTHS ENDED             NINE MONTHS ENDED

                                                     SEPTEMBER 30                  SEPTEMBER 30
                                                     ------------                  ------------
                                                  2001           2000          2001           2000
                                              -----------    -----------    -----------    -----------

Net sales                                     $    86,320    $    77,080    $   246,995    $   221,276

Cost of goods sold                                 38,255         34,234        108,246         97,670
Selling and administrative expenses                42,668         38,649        121,757        111,552
                                              -----------    -----------    -----------    -----------

Operating income                                    5,397          4,197         16,992         12,054

Other income (expense)
   Gain on sale of facility                          --             --             --              362
   Interest expense, net                           (1,569)        (2,042)        (5,393)        (6,113)

Earnings before income taxes                        3,828          2,155         11,599          6,303
Income taxes                                        1,454            981          4,640          2,723
                                              -----------    -----------    -----------    -----------
Net earnings                                  $     2,374    $     1,174    $     6,959    $     3,580
                                              ===========    ===========    ===========    ===========

Earnings per common share:
   Basic                                      $      0.30    $      0.15    $      0.87    $      0.45
                                              ===========    ===========    ===========    ===========
   Diluted                                    $      0.29    $      0.15    $      0.86    $      0.45
                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
   Basic                                        8,042,000      7,955,000      8,023,000      7,933,000
                                              ===========    ===========    ===========    ===========
   Diluted                                      8,224,000      8,034,000      8,108,000      8,021,000
                                              ===========    ===========    ===========    ===========











               The accompanying notes are an integral part of the
                       consolidated financial statements.




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)
                                   (UNAUDITED)

                                                                     SEPTEMBER 30
                                                                     ------------
                                                                   2001         2000
                                                                   ----         ----

Cash flows from operating activities:
Net earnings                                                    $  6,959    $  3,580
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                      6,257       5,573
Provision for doubtful accounts                                      720          58
Gain on sale of facility                                            --          (362)
Other non-cash operating items                                       213         240
Changes in operating assets and liabilities:
    Accounts receivable                                            3,041     (12,473)
    Inventories                                                   (3,344)     (2,906)
    Prepaid expenses and other current assets                        540      (1,460)
    Other assets                                                    (177)       (939)
    Accounts payable                                               1,907       1,336
    Accrued liabilities                                            5,760       3,234
    Income taxes, net                                                436       2,888
                                                                --------    --------

          Net cash provided by (used in) operating activities     22,312      (1,231)
                                                                --------    --------

Cash flows provided by (used in) investing activities:
    Proceeds from sales of land and facility                          13         800
    Property, plant and equipment additions                       (3,626)     (4,361)
                                                                --------    --------

         Net cash used in investing activities                    (3,613)     (3,561)
                                                                --------    --------

Cash flows provided by (used in) financing activities:
    Borrowings under long-term debt                                 --        29,023
    Principal payments under long-term debt                      (15,644)     (8,086)
    Borrowings under short-term lines of credit                     --         1,500
    Repayments of short-term lines of credit                        --       (17,250)
    Decrease in receivables for stock options exercised                6           6
    Acquisition of treasury stock                                   (503)       (696)
                                                                --------    --------

          Net cash provided by (used in) financing activities    (16,141)      4,497
                                                                --------    --------

Effect of exchange rate changes on cash                              (17)        (17)
                                                                --------    --------

Net increase (decrease)  in cash and cash equivalents              2,541        (312)

Cash and cash equivalents at beginning of year                     2,910       3,585
                                                                --------    --------

Cash and cash equivalents at end of period                      $  5,451    $  3,273
                                                                ========    ========

Supplemental disclosures:
Cash paid:
    Interest                                                    $  5,415    $  4,786
    Income taxes                                                $  4,226    $  1,831



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001





  1.  Summary of Significant Accounting Policies
      ------------------------------------------
      The accompanying unaudited consolidated financial statements of Del Laboratories, Inc. and subsidiaries ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Net sales and cost of sales for 2000 include a reclassification to conform with current year presentation. Interim results are not necessarily indicative of results for a full year.

      A summary of the Company's significant accounting policies is presented in its 2000 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results.

      In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for interim periods.



  2.  Inventory
      ---------
      Classification of inventories (in thousands):

                                               September  30       December 31
                                                   2001                2000
                                                   ----                ----

                     Raw Materials               $ 32,981           $ 26,655
                     Work In Process                3,734              3,775
                     Finished Goods                24,906             28,154
                                                 --------           --------
                                                 $ 61,621           $ 58,584
                                                 ========           ========





  3. Earnings Per Share
     ------------------
     Basic earnings per share is computed by dividing income available to common shareholders (which for the Company equals its recorded net earnings) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock.

     On November 15, 2000, the Company's Board of Directors approved a 5% stock dividend. As a result, 380,241 shares of treasury stock were issued on December 27, 2000 to shareholders of record on November 30, 2000. Accordingly, the weighted-average common shares outstanding in the consolidated statements of earnings for the three and nine months ended September 30, 2000, have been restated to reflect the dividend.

     ------------------------------

     A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:


                                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                                               SEPTEMBER 30      SEPTEMBER 30
                                                               ------------      ------------
                                                       (Amounts in thousands, except per share data)

                                                             2001      2000    2001     2000
                                                             ----      ----    ----     ----

                    Net earnings (numerator)                $2,374   $1,174   $6,959   $3,580
                                                            ------   ------   ------   ------
                    Weighted-average common shares
                       (denominator for basic earnings
                        per share)                           8,042    7,955    8,023    7,933

                    Effect of dilutive securities:
                       Employee stock options                  182       79       85       88
                    Weighted-average common and potential
                       common shares outstanding
                       (denominator for diluted earnings
                        per share)                           8,224    8,034    8,108    8,021
                                                            ------   ------   ------   ------

                    Basic earnings per share                $ 0.30   $ 0.15   $ 0.87   $ 0.45
                                                            ======   ======   ======   ======

                    Diluted earnings per share              $ 0.29   $ 0.15   $ 0.86   $ 0.45
                                                            ======   ======   ======   ======


     Employee stock options for 756,000 and 1,462,000 shares for the three months ended September 30, 2001 and 2000, respectively, and 1,328,000 and 1,333,000 shares for the nine months ended September 30, 2001 and 2000, respectively, were not included in determining the effect of dilutive securities since their effect would have been anti-dilutive.



4.   Comprehensive Income
     ---------------------

     The components of comprehensive income for the three and nine months ended September 30, 2001 and 2000 are as follows:



                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30          SEPTEMBER 30
                                                   ------------          ------------
                                                  (in thousands)         (in thousands)
                                                  2001        2000        2001      2000
                                                  ----        ----        ----      ----

          Net earnings                          $ 2,374    $ 1,174    $ 6,959    $ 3,580

          Foreign currency translation             (342)      (108)      (447)      (266)
                                                -------    -------    -------    -------

          Total comprehensive income            $ 2,032    $ 1,066    $ 6,512    $ 3,314
                                                =======    =======    =======    =======


5.   Shareholders' Equity
     --------------------
     As a result of stock options exercised on March 9, 2001, the excess of the cost of treasury shares issued over the exercise price of options was initially recorded, in the first quarter, as a reduction to additional paid-in capital of $955,000 with the corresponding income tax benefit of $226,000 as an increase to additional paid-in capital. This transaction resulted in a deficit in additional paid-in capital of $729,000, which was reclassified to retained earnings.

     On August 29, 2001, additional stock options were exercised. The excess of the cost of the treasury shares issued over the exercise price of the options was initially recorded, in the third quarter, as a reduction to additional paid-in capital of $291,000 with the corresponding income tax benefit of $235,000 as an increase to additional paid-in capital. This transaction resulted in a deficit to additional paid-in capital of $56,000, which was reclassified to retained earnings.

     On March 1, 2001, the Company funded its fiscal 2000 contribution of $200,000 to the Employee Stock Ownership Trust with 19,802 treasury shares. As a result, a reduction of $58,000 was recorded to retained earnings in the first quarter representing the cost of treasury shares in excess of the market price on that date.


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


                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30          SEPTEMBER 30
                                                   ------------          ------------
                                                  (in thousands)         (in thousands)
                                                 2001        2000       2001       2000
                                                 ----        ----       ----       ----

         Net sales
                   Cosmetic                     $ 68,336   $ 59,381   $194,609   $172,382
                   Pharmaceutical                 17,984     17,699     52,386     48,894
                                                --------   --------   --------   --------
                   Consolidated                 $ 86,320   $ 77,080   $246,995   $221,276
                                                ========   ========   ========   ========

         Operating income
                   Cosmetic                     $  2,296   $    310   $  8,285   $  3,882
                   Pharmaceutical                  3,101      3,887      8,707      8,172
                                                --------   --------   --------   --------
                   Consolidated                 $  5,397   $  4,197   $ 16,992   $ 12,054
                                                ========   ========   ========   ========


         Gain on sale of facility               $   --     $   --     $   --     $    362

         Interest expense, net                     1,569      2,042      5,393      6,113
                                                --------   --------   --------   --------
         Earnings before taxes                  $  3,828   $  2,155   $ 11,599   $  6,303
                                                ========   ========   ========   ========

         Depreciation and amortization
                   Cosmetic                     $  2,202   $  1,844   $  5,880   $  5,223
                   Pharmaceutical                    136        121        377        350
                                                --------   --------   --------   --------
                   Consolidated                 $  2,338   $  1,965   $  6,257   $  5,573
                                                ========   ========   ========   ========


7.    Plant Closure
      -------------
      On June 26, 2001, the Company announced that it would initiate a series of actions resulting in a full closure of the Newark, New Jersey manufacturing facility by the end of the first quarter of 2002. The Company expects to initiate actions during the fourth quarter of 2001. The plant closure will result in the termination of approximately 70 production and clerical employees. Severance, pension curtailment and other exit plan expenses totaling $226,000, were included in selling and administrative expenses in the second quarter and for the nine months ended September 30, 2001. This charge had a negative impact of $0.02 on net earnings per share for the second quarter and for the nine months ended September 30, 2001. No exit plan expenses were incurred and no adjustment to the liability was required in the third quarter.

8.    Potential Environmental Liability
      ---------------------------------
      In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement relates to empty or used drums coming to the Site in 1977 to 1978. The Company has recorded $550,000 in selling and administrative expenses in the third quarter which the Company believes should be adequate to cover any potential liability associated with the Site. The Company is currently unable to determine the time period over which such amount may be payable. This charge had a negative impact of $0.04 per share on net earnings for the third quarter and the nine months ended September 30, 2001.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)   Results of Operations (In Thousands)
      ------------------------------------

      Third Quarter and Nine Months Ended September 30, 2001
      Versus September 30, 2000
      -------------------------------------------------------------

      Consolidated net sales for the third quarter of 2001 were $86.3 million, an increase of 12% compared to $77.1 million in 2000. Consolidated net sales for the first nine months of 2001 were $247.0 million, an increase of 11.6% compared to $221.3 million in 2000. Net sales in 2000 include a reclassification to conform with the current year presentation.

      Cosmetic net sales for the third quarter were $68.3 million, an increase of 15.1% compared to $59.4 million in 2000. Net sales for the first nine months of 2001 were $194.6 million, an increase of 12.9% compared to $172.4 in 2000. The increase is due primarily to volume growth in the Sally Hansen and N.Y.C. New York Color brands. The Sally Hansen brand extended its leadership position in the mass market nail care category achieving a 21.7% market share for the quarter. Sally Hansen also became the number one brand of nail enamel with a 20.6% share of market for the quarter. N.Y.C. New York Color continued to experience double-digit revenue growth in the quarter.

      Pharmaceutical net sales for the third quarter were $18.0 million, an increase of 1.6% compared to $17.7 million in 2000. Net sales for the first nine months of 2001 were $52.4 million, an increase of 7.1% compared to $48.9 million in 2000. The increase is primarily attributable to the Orajel brand of oral analgesics.

      Cost of goods sold for the third quarter were $38.3 million, or 44.3% of net sales, compared to $34.2 million, or 44.4% of net sales in 2000. Cost of goods sold for the nine months of 2001 were $108.2 million, or 43.8% of net sales, as compared to $97.7 million, or 44.1% of net sales in 2000. Cost of goods sold for 2000 includes a reclassification to conform with the current year presentation. The improvement in cost of goods sold, as a percentage of net sales is primarily attributable to the increase in sales volume.

      Selling and administrative expenses for the third quarter were $42.7 million, or 49.4% of net sales, compared to $38.6 million, or 50.1% of net sales in 2000. Selling and administrative expenses for the first nine months of 2001 were $121.8 million, or 49.3% of net sales, compared to $111.6 million, or 50.4% of net sales in 2000. The increase is primarily attributable to increased advertising and promotional expenses, which are subject to quarterly fluctuation due to the timing of such expenses, increases in compensation and retirement costs, a charge for the potential environmental liability as described below, and a charge for the write-off of accounts receivable related to the Phar-Mor, Inc. bankruptcy. The improvement in selling and administrative expenses, as a percentage of net sales, is attributable to sales increasing at a higher rate than increases in spending.

      In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement relates to empty or used drums coming to the Site in 1977 to 1978. The Company has recorded $550,000 in selling and administrative expenses in the third quarter which the Company believes should be adequate to cover any potential liability associated with the Site. The Company is currently unable to determine the time period over which such amount may be payable.

      Interest expense, net of interest income, for the third quarter was $1.6 million, compared to $2.0 million in 2000. The lower interest expense is due to a reduction in average outstanding borrowings and lower interest rates.

      Income taxes are based on the Company's expected annual effective tax rate of 40% in 2001, compared to 43% in 2000. The decrease in the effective tax rate for 2001 is primarily due to the reduced effect of non-deductible expenses on taxable income.

      Net earnings for the third quarter of 2001 were $2.4 million, or $0.30 per share, an increase of 102% when compared to net earnings of $1.2 million, or $0.15 per share in 2000. The third quarter of 2001 includes costs associated with a potential Superfund Site liability, as described above. These costs had a negative impact of $0.04 on net earnings per share for the third quarter ended September 30, 2001.

      Net earnings for the first nine months of 2001 were $7.0 million, or $0.87 per share, an increase of 94.4% when compared to net earnings of $3.6 million, or $0.45 per share in 2000. Earnings for the nine months ended September 30, 2001 were negatively impacted by $0.02 per share for the planned closure of the Newark, New Jersey manufacturing facility, as more fully described in note 7, and by $0.04 per share for the potential environmental liability, described above.


(2)   Liquidity and Capital Resources (In Thousands)
      ----------------------------------------------

      At September 30, 2001, the Company had cash and cash equivalents of $5.5 million compared to $3.3 million at September 30, 2000.

      Net cash provided by operating activities was $22.3 million for the nine months ended September 30, 2001 primarily due to net earnings of $7.0 million, depreciation of $6.2 million, an increase in accrued liabilities of $5.8 million and a $3.0 million decrease in accounts receivable, partially offset by an increase of $3.3 million in inventories. The decrease in accounts receivable is attributable to the timing of shipments during the third quarter and increased collections during the period. The increase in accrued liabilities is primarily attributable to increased advertising and promotional costs. The increase in inventories is primarily due to the timing of purchases of raw materials and components to support projected sales levels.

      Net cash used for property, plant and equipment additions was $3.6 million for the nine months ended September 30, 2001 compared to $4.4 million in 2000.

      Net cash used in financing activities for the nine months ended September 30, 2001 was $16.1 million due primarily to a repayment on May 31, 2001 of the senior notes in the amount of $4.0 million and a net reduction, during the period, of outstanding borrowings under the revolving credit agreement in the amount of $11.5 million.

      The Company believes that estimated cash flow from future operations, cash on hand and amounts available from the credit facility, along with leasing transactions, will be sufficient to satisfy its liquidity needs for the foreseeable future.

      New Accounting Pronouncements
      -----------------------------

      In May 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 00-14 "Accounting for Certain Sales Incentives". The issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. In April 2001, the EITF amended the effective date of this issue to coincide with the required implementation date of EITF Issue 00-25. The Company has determined that implementation of EITF Issue No. 00-14 will result in the reclassification of certain selling costs from selling and administrative expenses to net sales and is in the process of quantifying the amount of such reclassification. The reclassification will not have any impact on net earnings.

      In April 2001, the EITF reached a final consensus on EITF Issue No.
      00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires that, unless specific criteria are met, consideration from a vendor to a retailer (e.g., "slotting fees", "cooperative advertising arrangements", "buy downs", etc.) be recorded as a reduction from revenue, as opposed to a selling expense. This consensus is effective for fiscal quarters beginning after December 15, 2001, and will thus be adopted by the Company on January 1, 2002. The Company has determined that implementation of EITF Issue No. 00-25 will result in the reclassification of certain selling costs from selling and administrative expenses to net sales and is in the process of quantifying the amount of such reclassification. The reclassification will not have any impact on net earnings.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets with finite lives, other than goodwill, be amortized over their useful lives. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on January 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on January 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.


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




                                        DEL LABORATORIES, INC.
                                        ----------------------
                                        (Registrant)








 DATE: November 12, 2001                /S/ Dan K. Wassong
 ------------------------               -----------------------------------
                                        Dan K. Wassong
                                        Chairman, President and
                                        Chief Executive Officer








 DATE: November  12, 2001              /S/ Enzo J. Vialardi
 ------------------------              ------------------------------
                                        Enzo J. Vialardi
                                        Executive Vice President and
                                        Chief Financial Officer