Form 10-K
period 2001-12-31
DEL LABORATORIES INC
filed 2002-03-28
CIK 27751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
           (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended DECEMBER 31, 2001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of the Registrant on March 25, 2002 was $151,132,854. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 25, 2002 was $70,407,541. On such date, the closing price for the Common Stock was $17.75 per share.

The number of shares of Common Stock outstanding as of March 25, 2002 was 8,514,527 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                           Part of the Form 10-K into
                                           which the Document is
Document                                   Incorporated
--------                                   ------------

Definitive Proxy Statement for 2002        Part III, Items 10, 11, 12 and 13
Annual Meeting of Stockholders

Part1

ITEM 1 - BUSINESS

Del Laboratories, Inc. (the "Company") manufactures, markets and distributes cosmetics and proprietary over-the-counter pharmaceuticals. The Company's principal cosmetics products are nail care products, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products, and other related cosmetic items. The Company's cosmetics products are marketed under such well-known brand names as Sally Hansen Hard as Nails and Sally Hansen Professional Nail (nail care and nail color products), CornSilk (face make-up), Naturistics (color cosmetics and bath and body care), LaCross (beauty implements), and N.Y.C. New York Color (color cosmetics). The Company's proprietary pharmaceutical products include oral analgesics, acne treatment products, first aid products and eye/ear medications. The Company's pharmaceutical products are marketed under such well-known brand names as Orajel and Tanac (oral analgesics), Propa pH (acne treatment), Pronto (pediculicides), Arthricare (topical arthritis treatment), Stye (ophthalmic ointment), Dermarest (psoriasis) and Auro-Dri (ear remedy). The Company's products are sold principally in the United States and Canada to wholesalers and independent chain drug, mass merchandisers and food stores.

The Company seeks to increase sales by aggressively marketing its products under established brand names. The Company targets the mass market, which accounts for a major portion of the decorative color cosmetics market and the majority of the over-the-counter pharmaceuticals market. The Company's customers in the mass market channel include major drug store chains: Walgreens, Rite Aid, CVS and Eckerd; major national mass merchandiser chains: Wal-Mart, K-Mart and Target, and numerous regional chain drug stores and mass merchandisers. The Company also distributes its pharmaceutical products to drug wholesalers, including McKesson HBOC, Amerisource-Bergen Brunswig and Cardinal Health, Inc. and national food chains, including Ahold, Safeway, Kroger and Albertson's. Other than Wal-Mart Stores, Inc., which accounted for 23.0%, 23.9% and 24.8% of the Company's total net sales for 2001, 2000 and 1999, respectively, and Walgreens which accounted for 11.6%, 11.4% and 10.4% of the Company's total net sales in 2001, 2000 and 1999, respectively, no single customer accounted for more than 10% of the Company's total net sales. Although the Company's loss of one or more customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to any of these customers, could have a material adverse effect on the Company's business, financial condition or results of operations, the Company has no reason to believe that any such loss of customer or decrease in sales will occur. In January 2002, K-Mart Corporation filed a bankruptcy petition for reorganization under Chapter XI of the U.S. Bankruptcy Code. The Company has resumed shipments to K-Mart subsequent to their receipt of new debtor-in-possession financing and continues to believe that they are a valuable customer.

The Company advertises its products on television and radio and in magazines. In-store displays and promotional activities are also utilized to attract consumer attention and to inform them of the products available under the Company's various brands. Cooperative advertising programs with retailers are also employed to further enhance consumer awareness of the Company's products and brands. Advertising expenditures were $30,456,000 in 2001, or 9.2% of net sales, $27,755,000 in 2000, or 9.4% of net sales and $28,976,000 in 1999 or
10.9% of net sales.

The Company utilizes two in-house national sales organizations, one for its cosmetics product lines and one for its pharmaceutical product lines. The Company also employs independent manufacturers' representatives in selected geographic areas where a full-time sales employee would not be economically justified.

Certain financial information regarding the Company's industry segments is set forth in the table below.


                   INDUSTRY SEGMENTS (In thousands of dollars)
                   -----------------

                                                2001          2000       1999
                                                ----          ----       ----
Net sales to unaffiliated customers:

         Cosmetics                            $ 262,258   $ 229,194   $ 201,251
         Pharmaceuticals                         70,421      65,689      63,805

Operating income (loss):

         Cosmetics                               11,644       4,989     (12,166)
         Pharmaceuticals                         11,297      11,117       9,313

Identifiable assets:

         Cosmetics                              127,809     133,090     122,417
         Pharmaceuticals                         25,549      24,737      22,674
         Corporate (unallocated assets)          38,594      36,403      35,470

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

The Company's products are sold in over thirty foreign countries through a limited number of subsidiaries and through contracts with local distributors and licensees. Export net sales (which exclude sales in Canada and Puerto Rico) have historically not exceeded 5% of the Company's total net sales in any year. Export net sales represented approximately 2% of the Company's total net sales in 2001, 2000 and 1999.

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

The Company expended approximately $5,414,000, $5,292,000 and $5,219,000 in 2001, 2000 and 1999, respectively, on research activities relating to the development of new products, clinical and regulatory affairs and quality control, all of which activities are conducted internally by the Company.

Competition in both the cosmetics and over-the-counter pharmaceuticals markets is intense. Many of the principal competitors in each of the Company's industry segments are well-established firms with greater financial and marketing resources. Frequent new product introductions and attendant advertising characterize both industry segments in which the Company operates. Consumer brand preferences in the Company's industry segments are generally influenced by advertising, promotional support and price. The cosmetics industry is sensitive to consumer purchasing power. The Company's competitors in the cosmetics market include Revlon, Inc., Procter and Gamble (Cover Girl and Oil of Olay), Cosmair (Maybelline and L'Oreal) and, in the over-the-counter pharmaceuticals market, Whitehall-Robbins Division of Wyeth Corp., Pfizer, Procter and Gamble Co., Glaxo SmithKline, Bristol-Myers Squibb, Colgate Palmolive, Chattem, Inc., Bayer Corp. and Johnson and Johnson.

The Company has registered its principal trademarks in each segment of its business both in the United States and in many countries throughout the world. The Company considers its trademarks to be material assets, and the registration and protection of its trademarks in the aggregate to be important to its business, in that the success of certain of the products is due at least in part to the goodwill associated with the Company's primary brand names. The Company has also been issued several United States patents, expiring at various times through 2009, and has licensed certain intellectual property from third parties. While the Company believes its patents and licenses to be important, it does not consider its business as a whole to be dependent on such licenses or patent protection.

The Company currently has approximately 1,700 employees. Approximately 400 of the Company's employees are represented by two labor unions. The Company has not experienced any work stoppages and considers its employee and labor relations to be satisfactory.


ITEM 2 - PROPERTIES

The Company's corporate offices are located in 44,000 square feet of leased space in Uniondale, New York.

The Company's principal manufacturing facility for both the cosmetics and pharmaceutical segments is located at 565 Broad Hollow Road, Farmingdale, New York. The building is a brick faced concrete block structure containing approximately 120,000 square feet of floor space. The Company also occupies a steel beamed and brick faced concrete block building, adjacent to the Farmingdale facility described above for administrative offices, which contains approximately 20,000 square feet of floor space. Both buildings are owned by the Company. On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York for gross proceeds of $3,335,000. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500,000. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

The Company owns certain property used for manufacturing facilities for its cosmetics segment in Newark, New Jersey. The Newark buildings are brick faced concrete block and contain approximately 90,000 square feet of floor space. The Company plans to outsource all significant production, consolidate the remaining production into existing facilities and close down production at the facility by March 31, 2002.

The Company owns property located in Canajoharie, New York, consisting of a two-story brick and steel building with approximately 50,000 square feet of floor space. This building is used by the cosmetics segment.

The Company owns property located in the City of Barrie, Province of Ontario, Canada, consisting of a building with approximately 68,000 square feet of floor space. The property is subject to a first mortgage. The facility is used for manufacturing and shipping and contains the administrative offices of its Canadian subsidiaries.

The Company owns property located in the City of Little Falls, New York, consisting of a building with approximately 63,000 square feet of floor space. The facility is used for production, warehousing and distribution. The Company owns a second building located in close proximity to the Little Falls facility described above. This 100,000 square foot facility is a one-story steel and masonry industrial plant built in 1974 and is used for production and warehousing.

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



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


PART II



ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



The Company's common stock is traded on the American Stock Exchange under the symbol "DLI". The range of high and low sales prices as reported in the consolidated transaction reporting system of such exchange for each quarterly period during the past two years is as follows:

                                     2001                        2000
                                 -------------             ----------------

                                HIGH         LOW          HIGH         LOW

First Quarter               $   11.38    $    9.25    $   10.25    $    7.13

Second Quarter              $   12.15    $   10.10    $   12.94    $    8.00

Third Quarter               $   17.25    $   10.55    $   12.88    $   10.38

Fourth Quarter              $   17.45    $   14.00    $   12.63    $    9.38

There were 475 holders of record of the Company's common stock at December 31, 2001. This does not include beneficial holders whose shares are held of record by nominees. The Company paid regular quarterly cash dividends of $.035 from January 1998 through September 1999, a 2% stock dividend in December 1999 and 5% stock dividends in December 2000 and 2001. The Company has paid uninterrupted dividends for the past twenty-six years.


The terms of the Company's various borrowing agreements provide, among other things, for restrictions on the payment of cash dividends and certain other expenditures. At December 31, 2001, no amounts were available for the repurchase of treasury stock.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The operating and balance sheet data below was derived from the consolidated financial statements of the Company. The financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                            (Amounts in Thousands Except Per Share and Employee Data)

                                            2001         2000        1999          1998        1997
                                            ----         ----        ----          ----        ----

Operating data:

Net sales                               $ 332,679    $ 294,883    $ 265,056     $ 273,511   $ 263,452
Net earnings (loss)                         9,797        4,717       (4,002)       11,077      13,127
Earnings (loss) per common share: (a)
     Basic                                   1.16         0.57        (0.48)         1.30        1.54
     Diluted                                 1.14         0.56        (0.48)         1.21        1.41

Dividends per share:
     Cash (b)                                --           --           .105           .14        .105
     Stock                                      5%           5%           2%         --          --
Weighted average common shares
     outstanding: (a)
     Basic                                  8,439        8,340        8,301         8,525       8,539
     Diluted                                8,573        8,428        8,301         9,138       9,278

Balance sheet data:

     Total assets                       $ 191,952    $ 194,230    $ 180,561     $ 177,474   $ 149,314
     Long-term debt                        61,989       82,495       75,750        59,400      43,879
     Working capital                       75,177       85,666       74,472        62,728      53,576
     Shareholders' equity                  64,883       55,443       50,873        59,097      54,530


Other data:

     Capital additions                  $   5,552    $   7,850    $   7,288     $   7,224   $  15,230
     Approximate # of employees             1,700        1,600        1,500         1,600       1,400




(a) Adjusted to reflect a 5% stock dividend effective December 1, 2001, a 5% stock dividend effective November 30, 2000, a 2% stock dividend effective November 30, 1999 and a 4-for-3 stock split effective February 20, 1998.

(b)       1997 adjusted for a 4-for-3 stock split effective February 20, 1998.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The Company makes estimates and assumptions in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and which require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 of the notes to the consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements. The following is a brief discussion of the more critical accounting policies employed by the Company.

Revenue Recognition

The Company sells its products to chain drug stores, mass volume retailers, supermarkets and wholesalers. Sales of such products are principally denominated in U.S. dollars. The Company's accounts receivable reflect the granting of credit to these customers. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns. The Company does not bill customers for shipping and handling costs and, accordingly, classifies such costs as selling and administrative expense. Revenues are recognized and discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less returns and trade discounts and allowances. The Company allows customers to return their unsold products when they meet certain criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, as deemed necessary, its estimates of reserves for future sales returns based primarily upon actual return rates by product and planned product discontinuances. The Company records estimated reserves for future sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products which are recorded as inventories are valued based on estimated realizable value. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions, customer inventory levels or competitive conditions differ from expectations.

Co-operative Advertising and Promotional Allowances

The Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These arrangements primarily allow customers to take deductions against amounts owed to the Company for product purchases. Estimated accruals for promotions and co-operative advertising programs are recorded in the period in which the related revenue is recognized. The Company regularly reviews and revises the estimated accruals for the projected costs for these promotions. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.

Inventories

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and the physical condition of the inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, the timing of new product introductions, customer inventory levels, fashion-oriented color cosmetic trends or competitive conditions differ from our expectations.

Property, Plant and Equipment and Other Long-Lived Assets

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of equipment, fixtures, software or planned closing of facilities could result in shortened useful lives.

Long-lived assets, including fixed assets and intangibles other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Pension Benefits

The Company sponsors pension and other retirement plans in various forms covering all eligible employees. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines and in conjunction with its actuarial consultants. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by the Company may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.



RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000


Net sales were $332.7 million and $294.9 million for 2001 and 2000, respectively, an increase of $37.8 million or 12.8%. Cosmetics net sales were $262.3 million and $229.2 million for 2001 and 2000, respectively, an increase of $33.1 million or 14.4%. The increase is primarily due to volume growth in the Sally Hansen family of brands and in N.Y.C. New York Color. Pharmaceutical net sales were $70.4 million and $65.7 million for 2001 and 2000, respectively, an increase of $4.7 million or 7.2%. The increase is primarily attributable to volume growth of the Orajel brand of oral analgesics and the Dermarest brand of psoriasis treatment.

Cost of sales were $146.0 million or 43.9% of net sales in 2001, compared to $129.7 million or 44.0% in 2000, an increase of $16.3 million or 12.6%. The increase is primarily due to manufacturing costs associated with the increase in unit volume, and to a lesser extent an increase in merchandise scrapped and accelerated depreciation related to the Newark, New Jersey plant closure.

Selling and administrative expenses were $163.8 million or 49.2% of net sales in 2001 compared to $149.1 million or 50.5% of net sales in 2000. The increase in expenses is primarily attributable to increased advertising and promotional expenses, increases in compensation and retirement costs, a charge for a potential environmental liability as described below, and an increase of $3,100,000 in the provision for doubtful accounts related to the K-Mart Chapter XI bankruptcy filing. The improvement in selling and administrative expenses, as a percentage of net sales, is primarily attributable to net sales increasing at a higher rate than increases in spending.

In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement relates to empty drums coming to the Site in 1977 and 1978. The Company recorded an estimate of $550,000 in selling and administrative expenses during the third quarter of 2001 based on information received from the EPA as to its potential liability for past remediation activities. In October 2001, the Company became a member of a Joint Defense Group ("the JDG"). The JDG is currently in negotiations with the EPA in order to develop the amount of settlement costs required for all past and future remediation activities. The Company is currently unable to determine such settlement costs, which may or may not be material to the Company, or the time period over which the costs may be payable.

On June 26, 2001, the Company announced that it would initiate a series of actions resulting in a full closure of the Newark, New Jersey manufacturing facility by the end of the first quarter of 2002. It was estimated that the plant closure would result in the termination of approximately 70 production and clerical employees. Estimated severance, pension curtailment and other exit plan expenses of $226,000 were recorded in the second quarter of 2001. The Company plans to outsource all significant production, consolidate the remaining production into existing facilities and close down production at the facility by March 31, 2002. As of December 31, 2001, 51 production and clerical employees were terminated and $187,000 of exit costs were incurred. The Company believes that the accrued exit cost liability of $39,000 at December 31, 2001 is adequate for the balance of costs to be incurred.

Net interest expense was $6.8 million in 2001 compared to $8.2 million in 2000. The decrease is due to a significant reduction in the average outstanding borrowings in 2001, in addition to decreased borrowing rates, as compared to 2000.

The Company's effective annual tax rate for 2001 was 40%, compared to 43% for 2000. The decrease in the effective tax rate for 2001 is primarily due to the reduced effect of non-deductible expenses on taxable income.

As a result of the above, net earnings increased to $9.8 million, or 2.9% of net sales in 2001, compared to $4.7 million, or 1.6% of net sales in 2000. The Company believes that general inflation has had no significant impact on its earnings (loss) from operations during the last three years.

RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

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


Cost of sales were $129.7 million or 44.0% of net sales in 2000, compared to $122.6 or 46.3% of net sales in 1999, an increase of $7.1 million or 5.8%. Cost of sales for 1999 include a reclassification to conform with current year presentation. The improvement in cost of sales, as a percentage of net sales, is due primarily to the increase in unit volume and a reduction in product returns.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had cash and cash equivalents of $2.7 million as compared to $2.9 million in 2000.

Net cash provided by operating activities was $26.2 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively, as compared to net cash used in operating activities of $8.0 million for the year ended December 31, 1999. The increase in net cash provided by operating activities for 2001 as compared to 2000 is due principally to increased earnings, increases in accounts payable and accrued liabilities and a decrease in accounts receivable, partially offset by an increase in inventory. The decrease in accounts receivable is attributable to the timing of shipments during the fourth quarter and increased collections during the period; the increase in accrued liabilities is primarily attributable to increased advertising and promotional costs, and the increases in inventories and accounts payable are due to timing of purchases of raw materials and components to support projected sales levels.

Cash of $0.01 million, $0.8 million and $4.6 million was provided by the sales of land and facilities in 2001, 2000 and 1999, respectively. Cash used for property, plant and equipment additions was $5.6 million, $6.0 million and $7.3 million for 2001, 2000 and 1999, respectively. Capital expenditures for 2001, 2000 and 1999 were primarily for manufacturing machinery and equipment.

Net cash (used in) provided by financing activities was ($20.8) million, $4.5 million and $10.5 million for 2001, 2000 and 1999, respectively. In 2000 and 1999, cash was provided by proceeds received under the revolving credit agreement with a bank and short-term borrowings under lines of credit with banks. Cash was used primarily for repayments of short-term lines of credit of $17.3 million and $3.5 million in 2000 and 1999, respectively; principal payments under long-term debt of $20.2 million, $8.1 million and $0.4 million in 2001, 2000 and 1999, respectively; acquisition of shares of the Company's common stock aggregating $0.6 million, $0.7 million and $4.5 million in 2001, 2000 and 1999, respectively, and a dividend payment of $1.0 million in 1999. As of December 31, 2001, the Company was authorized to purchase up to 549,327 additional shares based on existing Board authorization. At December 31, 2001, due to covenant restrictions under the senior notes and revolving credit loan agreements, no amounts were available for the repurchase of treasury stock.

On March 26, 2002, the senior notes were amended and restated. The senior note holder executed a Release and Termination Agreement of the collateral liens granted in the previous amendment. The notes require annual principal repayments of $4.0 million on May 31, 2002; $8.0 million on May 31, 2003 and May 31, 2004 and $16.0 million on May 31, 2005. The amended agreement is unsecured and includes covenants, which provide among other things for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures.

On March 26, 2002, the Company amended and restated the revolving credit agreement entered into in December 1998 and amended on February 25, 2000. The amendment provides credit of $45.0 million and extends the expiration to March 26, 2005. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. Covenants provide among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures. The agreement is unsecured and no compensating balances are required. The lenders under the amended February 25, 2000 revolving credit agreement executed a Release and Termination Agreement of the collateral liens granted in the previous amendment.

The Company amended the February 25, 2000 revolving credit agreement to $47,500,000 from $20,000,000 and extended the expiration to February 25, 2003. In addition, the notes under the $17,500,000 lines of credit were paid and cancelled as part of this amendment. After giving effect to the refinancing of the lines of credit, this amended revolving credit agreement increased the Company's borrowing capacity by $10,000,000. Under the terms of the agreement, interest rates on borrowings were based on, at the Company's option, LIBOR, prime or federal funds rates. The terms of the agreement included a commitment fee based on unutilized amounts, an annual agency fee and covenants which provided among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock, and certain other expenditures. The agreement terms included reductions in the commitment equal to the greater of $4,000,000 or principal amounts of the senior notes paid on each of May 31, 2001 and May 31, 2002. The revolving credit facility, as amended, on February 25, 2000, was collateralized by the Company's trademarks and accounts receivable until such time as the borrowings under the revolving credit agreement were less than $22,500,000 and a certain financial ratio was achieved. The senior note holder and the lenders under the revolving credit agreement entered into an intercreditor agreement which included the pro rata sharing of such collateral. No compensating balances were required.

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

On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York for gross proceeds of $3,335,000. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500,000. In connection with this sale, an option was granted to the buyer for the remaining
8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.




DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

In order to aggregate all contractual commitments as of December 31, 2001 (after giving effect to the extended maturity date of the revolving credit agreement) that affect financial condition and liquidity, the Company has included the following table:

                                                         PAYMENTS DUE BY PERIOD

                                                     LESS THAN                                AFTER
                                      TOTAL           1 YEAR      1 - 3 YEARS  3 - 5 YEARS   5 YEARS
                                      -----           ------      -----------  -----------   -------


Long-term Debt                       $41,328,239   $ 4,339,004   $16,728,185   $20,261,050   $  --




Revolving Credit Agreement            25,000,000          --            --      25,000,000      --


Operating Leases                       6,675,063     2,743,855     3,699,645       213,226      18,337
                                     -----------   -----------   -----------   -----------   ---------


Total Contractual Cash Obligations   $73,003,302   $ 7,082,859   $20,427,830   $45,474,276   $  18,337
                                     ===========   ===========   ===========   ===========   =========




The Company believes that cash flows from operations, cash on hand and amounts available from the credit facility will be sufficient to enable the Company to meet its anticipated cash requirements during 2002. However, there can be no assurance that the combination of cash flow from future operations, cash on hand and amounts available from the credit facility will be sufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for its products or reduced sales, such developments, if significant, would reduce the Company's cash flow from operations and could adversely affect the Company's ability to achieve certain financial covenants under the senior note and revolving credit agreements. If the Company is unable to satisfy such financial covenants, the Company could be required to adopt one or more alternatives, such as reducing or delaying certain operating expenditures and/or delaying capital expenditures.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 00-14 "Accounting for Certain Sales Incentives". The issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. In April 2001, the EITF amended the effective date of this issue to coincide with the required implementation date of EITF Issue No. 00-25 and will thus be adopted by the Company on January 1, 2002. The Company has determined that implementation of EITF Issue No. 00-14 will result in the reclassification of certain selling costs from selling and administrative expenses to net sales and is in the process of quantifying the amount of such reclassification. The reclassification will not have any impact on net earnings.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets with finite lives, other than goodwill, be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on January 1, 2002. Since the Company did not enter into any business combinations subsequent to June 30, 2001, adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements. During 2002, the Company will perform the first of the required SFAS No. 142 impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company must adopt SFAS No. 143 on January 1, 2003. The Company has not determined the effect, if any, that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and therefore was adopted by the Company on January 1, 2002. The adoption did not have a material effect on the Company's consolidated financial statements.


ITEM 7A - MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in the Company's market risk sensitive instruments is the potential loss arising from material adverse changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISK

The Company's borrowings at December 31, 2001 under the revolving credit agreement expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The Company believes that a hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $140,000 at December 31, 2001.


FOREIGN EXCHANGE RISK

The Company is subject to risk from changes in the foreign exchange rate for its foreign subsidiaries which use a foreign currency as their functional currency and is translated into U.S. dollars. Such changes result in cumulative translation adjustments which are included in shareholders' equity and in the determination of other comprehensive income (loss). Intercompany transactions between the Company and its foreign subsidiaries are recorded by the foreign subsidiaries in their functional currency. The potential loss resulting from a hypothetical 10% adverse change in the quoted foreign currency exchange rate amounts to approximately $624,000 at December 31, 2001.


FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of the Results of Operations and Financial Condition and other sections of this Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends, certain risks, uncertainties and other factors that could cause actual results to differ materially from any future results implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: delays in introducing new products or failure of consumers to accept new products; actions by competitors which may result in mergers, technology improvement or new product introductions; the dependence on certain national chain drug stores, food stores and mass merchandiser relationships due to the concentration of sales generated by such chains; changes in fashion-oriented color cosmetic trends; the effect on sales of lower retailer inventory targets; the effect on sales of political and/or economic conditions; the Company's estimates of costs and benefits, cash flow from operations and capital expenditures; interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments including the Company's qualitative and quantitative estimates as to market risk sensitive instruments; changes in product mix to products which are less profitable; shipment delays; depletion of inventory and increased production costs resulting from disruptions of operations at any of our manufacturing or distribution facilities; foreign currency fluctuations affecting our results of operations and the value of our foreign assets and liabilities; the relative prices at which we sell our products and our foreign competitors sell their products in the same market; our operating and manufacturing costs outside of the United States; changes in the laws, regulations and policies, including changes in accounting standards, that effect, or will effect, us in the United States and/or abroad; and trends in the general economy. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Without limitation, use of the following words is intended to identify forward-looking statements: "may," "will," "should," "expect," "anticipate," "estimate," "indications," "intend," "plan," "momentum," or "continue" or the negative thereof or other variations thereon.

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







ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See consolidated financial statements and schedule included separately herein.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) The information required with respect to Directors is set forth under the captions "Election of Directors - Information Concerning Directors" and "Security Ownership of Certain Beneficial Owners - Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

(b) The executive officers of the Company, the positions held by them, their ages and the years in which they began to serve in the position or office held as of December 31, 2001 are as follows:





                                                                                     YEAR IN
                                                                                   WHICH BEGAN
                                                                                    TO SERVE
                                                                                       IN
                                                                                    POSITION
                                                                                     OR AS
    NAME                      POSITION                                AGE       EXECUTIVE OFFICER
    ----                      --------                                ---       -----------------




Dan K. Wassong          Chairman, President and
                        Chief Executive Officer, Director              71            1969





Charles J. Hinkaty      Vice President, President of
                        Del Pharmaceuticals, Inc.,
                        Director                                       52            1985




Enzo J. Vialardi        Executive Vice President,
                        Chief Financial Officer                        65            1998




William H. McMenemy     Executive Vice President of Marketing,
                        Cosmetics Division, North America              55            1980




Harvey P. Alstodt       Executive Vice President of Sales,
                        Cosmetics Division, North America              62            1988




James F. Lawrence       Group Vice President - Operations              67            1993




Gene L. Wexler          Vice President, General Counsel                46            1999
                        and Secretary




Thomas Redder           Vice President - Chief Information Officer     54            1996



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

ITEM 11 - EXECUTIVE COMPENSATION

The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Election of Directors - Information Concerning Directors" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.





PART IV



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K




a)   Documents filed as part of this report:



     (1) and (2) See Consolidated Financial Statements and Schedule included herein.





     (3)  Exhibit Index.





b) There were no reports on Form 8-K filed during the year ended December 31, 2001.


                                 EXHIBIT INDEX
                                 -------------

ITEM TITLE            EXHIBIT NO.                     DESCRIPTION
----------            -----------                     -----------



Articles of            3.1    (a)      Restated Certificate of Incorporation as filed with the
Incorporation                          Delaware Secretary of State on March 29, 1996.
and By-Laws
                       3.2    (b)      Certificate of Amendment filed with the Delaware Secretary of State on June 4, 1996.

                       3.3    (c)      Certificate of Amendment of the Restated Certificate of
                                       Incorporation filed with the Delaware Secretary of
                                       State on June 3, 1998.

                       3.4    (a)      By-Laws as amended through December 14, 1995.

Material              10.1             Employee Pension Plan, effective January 1, 1997 (amended and
Contracts                              restated).

                      10.2             Employee's Stock Ownership Plan, effective January 1, 1997 (amended and restated).

                      10.3             401(k) Plan effective January 1, 1997 (amended and restated).

                      10.4    (d)      Supplemental Executive Retirement Plan (amended and restated).

                      10.5    (h)      Amendment No. 1 effective January 1, 1997 to Supplemental Executive
                                       Retirement Plan.

                      10.6    (j)      Second Amendment to Supplement Executive Retirement Plan.

                      10.7    (i)      Amendment No. 3 to Supplemental Executive Retirement Plan.

                      10.8             Amendment No. 4 to Supplemental Executive Retirement Plan.

                      10.9    (e)      1984 Stock Option Plan, as amended to date.

                      10.10   (f)      1994 Stock Plan, as amended as of May 27, 1999.

                      10.11   (f)      Annual Incentive Plan, as amended as of May 27, 1999.

                      10.12   (c)      Amended and Restated Employment Agreement dated as of July 1, 1999 between the Registrant and Dan K. Wassong.













ITEM TITLE            EXHIBIT NO.                        DESCRIPTION
----------            -----------                        -----------




                      10.13   (e)      Employment Agreement dated March 14, 1985 with Charles J. Hinkaty, as amended.

                      10.14   (j)      Amendment to Employment Agreement with Charles J. Hinkaty, dated
                                       March 31, 1999.

                      10.15            Amendment to Employment Agreement with Charles J. Hinkaty, dated
                                       April 30, 2001.

                      10.16            Employment Agreement with Harvey P. Alstodt, dated April 1, 2001.

                      10.17            Employment Agreement with William H. McMenemy, dated April 1, 2001.

                      10.18            Amendment to Employment Agreement with William H. McMenemy, dated September 7, 2001.

                      10.19            Employment Agreement With Enzo J. Vialardi, dated April 1, 2001.

                      10.20            Change in Control Agreement with Harvey P. Alstodt, dated
                                       April 16, 2001.

                      10.21            Change in Control Agreement with William H. McMenemy, dated
                                       April 16, 2001.

                      10.22   (e)      Life Insurance Agreement, dated as of February 18, 1993.

                      10.23   (g)      Lease between Registrant and Coliseum Towers Associates.

                      10.24            Amended and Restated Loan Agreement dated as of March 26, 2002 among the Registrant, as borrower, Del Pharmaceuticals, Inc. ("DPI"),
                                       Parfums Schiaperlli, Inc. ("Parfums"), Royce & Rader, Inc. ("Royce") and
                                       565 Broad Hollow Realty Corp. ("565"), as guarantors, and JP Morgan
                                       Chase, as agent for the lenders.

                      10.25            Amended and Restated Loan Agreement dated as of March 26, 2002 among the Registrant, DPI, Parfums, Royce, 565 and Jackson National
                                       Life Insurance Company.










ITEM TITLE            EXHIBIT NO.               DESCRIPTION
----------            -----------               -----------



Subsidiaries of       21.1             List of Subsidiaries.
Registrant

Consents of Experts   23.1             Consent of KPMG LLP dated March 26, 2002.
and Counsel



(a) These exhibits were filed as exhibits to the Registrants Form 10-K for the year ended December 31, 1995. The exhibit numbers in such Form 10-K are as follows: Restated Certificate, Exhibit 1; and By-Laws, Exhibit 2.

(b) This exhibit was filed as Exhibit 1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996.

(c) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1999, as follows: 3.3 above was filed as Exhibit
     3.3 and 10.12 above was filed as Exhibit 10.14 to the 1999 10-K.

(d) This exhibit was filed as Exhibit 6 to the Registrant's Form 10-K for the year ended December 31, 1994.

(e) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended Deceber 31, 1993. The exhibit numbers in such Form 10-K are as follows: 1984 Stock Option Plan, Exhibit 3; Employment Agreement with Charles J. Hinkaty, Exhibit 5; and Life Insurance Agreement with Robert H. Haines, as trustee, Exhibit 9.

(f) These exhibits were filed as exhibits to the Registrant's Definitive Proxy Statement dated May 27, 1999, relating to the Registrant's 1999 Annual Meeting of Stockholders. The exhibit numbers in such Proxy Statement are as follows: 1994 Stock Plan, as amended and restated, Exhibit A; Annual Incentive Plan, as amended and restated, Exhibit B.

(g) This exhibit was filed as exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1997.

(h) This exhibit was filed as exhibit 1 to the Registrant's Form 10-K for the year ended December 31, 1996.

(i) This exhibit was filed as exhibit 10.32 to the Registrant's Form 10-K for the year ended December 31, 1998.

(j) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 2000, as follows: 10.6 above was filed as Exhibit
     10.12 and 10.14 above was filed as Exhibit 10.19 to the 2000 10-K.


                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DEL LABORATORIES, INC.

(Registrant)







By /s/   DAN K. WASSONG                                       March 26, 2002
         -----------------------
         Dan K. Wassong,
         Chairman, President and
         Chief Executive Officer




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.






By /s/   DAN K. WASSONG                                       March 26, 2002
         -----------------------
         Dan K. Wassong, Chairman, President and
         Chief Executive Officer
         (Principal Executive Officer)


By /s/   CHARLES J. HINKATY                                   March 26, 2002
         -----------------------
         Charles J. Hinkaty,
         Director, Vice President


By /s/   MARTIN E. REVSON                                     March 26, 2002
         -----------------------
         Martin E. Revson, Director


By /s/   ROBERT A. KAVESH                                     March 26, 2002
         -----------------------
         Robert A. Kavesh, Director


By /s/   STEVEN KOTLER                                        March 26, 2002
         -----------------------
         Steven Kotler, Director


By /s/   GEORGE LINDEMANN                                     March 26, 2002
         -----------------------
         George Lindemann, Director


By /s/   MARCELLA MAXWELL                                     March 26, 2002
         -----------------------
         Marcella Maxwell, Director


By /s/   ENZO J. VIALARDI                                     March 26, 2002
         -----------------------

         Enzo J. Vialardi,
         Executive Vice President,
         Chief Financial Officer

                     DEL LABORATORIES, INC. AND SUBSIDIARIES





                   Index to Consolidated Financial Statements

                                  and Schedule



Independent Auditors' Report                                                 F-2




Financial Statements:

        Consolidated Balance Sheets as of December 31, 2001 and 2000.        F-3

        Consolidated Statements of Operations for the years ended
        December 31, 2001, 2000 and 1999.                                    F-4

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2001, 2000 and 1999.                                    F-5

        Consolidated Statements of Shareholders' Equity for the
        years ended December 31, 2001, 2000 and 1999.                        F-6

        Notes to Consolidated Financial Statements.                          F-7



Schedule:


II      Valuation and Qualifying Accounts for the years ended
        December 31, 2001, 2000 and 1999.                                   F-27





All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          Independent Auditors' Report










The Board of Directors and Shareholders
Del Laboratories, Inc.:




We have audited the accompanying consolidated balance sheets of Del Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Laboratories, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                             /s/ KPMG LLP






Melville, New York
February 21, 2002,
except as to note 6 which
is as of March 26, 2002



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     December 31, 2001 and December 31, 2000




      ASSETS                                                        2001               2000
      ------
                                                                 --------------   --------------

Current assets:
      Cash and cash equivalents                                   $   2,687,551    $   2,910,127
      Accounts receivable, less allowance for doubtful accounts
        of $4,200,000 in 2001 and $1,000,000 in 2000                 52,796,851       60,196,288
      Inventories                                                    62,677,679       58,584,201
      Deferred income taxes                                           6,300,012        4,305,428
      Prepaid expenses and other current assets                       2,302,007        3,325,293
                                                                  -------------    -------------
                 Total current assets                               126,764,100      129,321,337
                                                                  -------------    -------------

Property, plant and equipment, at cost                               58,866,493       64,686,308
Less accumulated depreciation and amortization                      (23,628,691)     (27,091,583)
                                                                  -------------    -------------
      Net property, plant and equipment                              35,237,802       37,594,725

Intangibles arising from acquisitions, net                           15,339,264       16,220,119
Other assets                                                          9,360,608        7,542,974
Deferred income taxes                                                 5,249,939        3,550,568
                                                                  -------------    -------------

                 Total assets                                     $ 191,951,713    $ 194,229,723
                                                                  =============    =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                           $   4,339,004    $   4,116,719
      Accounts payable                                               21,100,597       20,674,800
      Accrued liabilities                                            22,010,162       18,403,706
      Income taxes payable                                            4,137,359          460,276
                                                                  -------------    -------------

                 Total current liabilities                           51,587,122       43,655,501

Long-term pension liability, less current portion                     9,612,558        8,558,440
Deferred income taxes                                                 3,879,951        4,077,996
Long-term debt, less current portion                                 61,989,235       82,495,097
                                                                  -------------    -------------

                 Total liabilities                                  127,068,866      138,787,034
                                                                  -------------    -------------

Shareholders' equity:
      Preferred stock $.01 par value, authorized
        1,000,000 shares; no shares issued                                 --               --
      Common stock $1 par value, authorized
        20,000,000 shares; issued 10,000,000 shares                  10,000,000       10,000,000
      Additional paid-in capital                                        835,145             --
      Accumulated other comprehensive loss                           (2,250,325)      (1,258,571)
      Retained earnings                                              76,991,439       74,086,264
                                                                  -------------    -------------

                                                                     85,576,259       82,827,693

      Less:  Treasury stock at cost, 1,505,256 shares
        in 2001 and 1,625,800 shares in 2000                        (19,758,162)     (26,296,754)
      Receivables for stock options exercised                          (935,250)      (1,088,250)
                                                                  -------------    -------------
                 Total shareholders' equity                          64,882,847       55,442,689
                                                                  -------------    -------------

                 Total liabilities and shareholders' equity       $ 191,951,713    $ 194,229,723
                                                                  =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2001, 2000 and 1999




                                                   2001             2000             1999
                                                   ----             ----             ----

Net sales                                     $ 332,679,039    $ 294,883,279    $ 265,055,457

Cost of goods sold                              145,957,178      129,721,382      122,629,810
Selling and administrative expenses             163,781,121      149,055,510      145,278,476
                                              -------------    -------------    -------------

     Operating income (loss)                     22,940,740       16,106,387       (2,852,829)

Other income (expense):
     Gains on sales of facility and land               --            361,526        3,042,817
     Interest expense, net                       (6,779,171)      (8,192,968)      (5,673,007)
                                              -------------    -------------    -------------

Earnings (loss) before income taxes              16,161,569        8,274,945       (5,483,019)
Income taxes expense (benefit)                    6,364,587        3,558,000       (1,481,000)
                                              -------------    -------------    -------------
     Net earnings (loss)                      $   9,796,982    $   4,716,945    $  (4,002,019)
                                              =============    =============    =============

Earnings (loss) per common share:
     Basic                                    $        1.16    $        0.57    $       (0.48)
                                              =============    =============    =============
     Diluted                                  $        1.14    $        0.56    $       (0.48)
                                              =============    =============    =============

Weighted average common shares outstanding:
     Basic                                        8,439,000        8,340,000        8,301,000
                                              =============    =============    =============
     Diluted                                      8,573,000        8,428,000        8,301,000
                                              =============    =============    =============









               The accompanying notes are an integral part of the
                       consolidated financial statements.



                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999



                                                                      2001             2000            1999
                                                                      ----             ----            ----
Cash flows from operating activities:
Net earnings (loss)                                               $  9,796,982    $  4,716,945    $ (4,002,019)
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                        8,504,377       7,768,103       7,353,450
Deferred income taxes                                               (3,581,074)        508,408      (1,354,935)
Provision for doubtful accounts                                      4,057,092          79,706         112,410
Gains on sales of land and facility                                       --          (361,526)     (3,042,817)
Other non-cash operating items                                        (572,546)        223,855         679,248
Changes in operating assets and liabilities:
        Accounts receivable                                          3,168,371     (14,423,225)        953,608
        Inventories                                                 (4,439,908)        376,724      (3,648,871)
        Prepaid expenses and other current assets                    1,022,026        (870,951)        520,223
        Other assets and pension liability                            (776,847)       (143,518)      1,338,444
        Accounts payable                                               535,175      (6,436,276)     (7,639,603)
        Accrued liabilities                                          4,164,997       5,592,379       2,812,588
        Income taxes payable, net                                    4,272,049       3,033,706      (2,033,397)
                                                                  ------------    ------------    ------------

          Net cash provided by (used in) operating activities       26,150,694          64,330      (7,951,671)
                                                                  ------------    ------------    ------------

Cash flows provided by (used in) investing activities:
        Proceeds from sales of land and facility                        12,882         799,548       4,606,460
        Additions to intangibles and other assets                         --              --           (40,138)
        Property, plant and equipment additions                     (5,551,577)     (6,022,190)     (7,288,175)
                                                                  ------------    ------------    ------------

          Net cash used in investing activities                     (5,538,695)     (5,222,642)     (2,721,853)
                                                                  ------------    ------------    ------------

Cash flows provided by (used in) financing activities:
        Borrowings under long-term debt                                   --        29,023,200       4,250,000
        Principal payments under long-term debt, net               (20,218,022)     (8,113,873)       (433,956)
        Borrowings under short-term lines of credit                       --         1,500,000      15,750,000
        Repayments of short-term lines of credit                          --       (17,250,000)     (3,500,000)
        Decrease in receivables for stock options exercised             13,000          13,000          13,000
        Acquisition of treasury stock                                 (620,114)       (696,106)     (4,538,799)
        Dividends paid                                                    --              --        (1,037,618)
                                                                  ------------    ------------    ------------

            Net cash (used in) provided by financing activities    (20,825,136)      4,476,221      10,502,627
                                                                  ------------    ------------    ------------

Effect of exchange rate changes on cash                                 (9,439)          6,924          25,634
                                                                  ------------    ------------    ------------

Net decrease in cash and cash equivalents                             (222,576)       (675,167)       (145,263)

Cash and cash equivalents at beginning of year                       2,910,127       3,585,294       3,730,557
                                                                  ------------    ------------    ------------

Cash and cash equivalents at end of year                          $  2,687,551    $  2,910,127    $  3,585,294
                                                                  ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 2001, 2000 and 1999


                                                               Additional    Accumulated Other
                                                  Common        Paid-In       Comprehensive      Retained      Treasury
                                                  Stock         Capital       Income (Loss)      Earnings       Stock
                                              ------------   --------------  --------------- --------------  -------------

Balances at December 31, 1998                 $ 10,000,000   $  1,850,617    $ (1,465,750)   $ 81,203,670    $(31,097,213)
Income tax benefit arising from
  stock options exercised                             --          501,160            --              --              --
Issuance of treasury stock upon exercise
  of stock options (230,566 shares)                   --       (1,582,842)           --              --         2,608,140
Purchase of treasury stock (356,717 shares)           --             --              --              --        (5,564,097)
Repayment of receivables                              --             --              --              --              --
Dividends declared ($.105 per share)                  --             --              --          (773,901)           --
Stock dividend declared                               --         (642,036)           --        (1,291,334)      1,933,370
Net loss                                              --             --              --        (4,002,019)           --
Foreign currency translation adjustment               --             --           375,856            --              --
Minimum pension liability adjustment, net             --             --            60,788            --              --
   Total comprehensive loss                           --             --              --              --              --
                                              ------------   ------------    ------------    ------------    ------------
Balances at December 31, 1999                   10,000,000        126,899      (1,029,106)     75,136,416     (32,119,800)
Income tax benefit arising from
  stock options exercised                             --          625,156            --              --              --
Issuance of treasury stock upon exercise
  of stock options (249,669 shares)                   --         (752,055)           --          (828,184)      2,961,763
Purchase of treasury stock (193,851 shares)           --             --              --              --        (2,077,630)
Repayment of receivables                              --             --              --              --              --
Stock dividend declared                               --             --              --        (4,938,913)      4,938,913
Net earnings                                          --             --              --         4,716,945            --
Foreign currency translation adjustment               --             --          (225,369)           --              --
Minimum pension liability adjustment, net             --             --            (4,096)           --              --
   Total comprehensive income                         --             --              --              --              --
                                              ------------   ------------    ------------    ------------    ------------
Balances at December 31, 2000                   10,000,000           --        (1,258,571)     74,086,264     (26,296,754)
Income tax benefit arising from
  stock options exercised                             --          602,046            --              --              --
Issuance of treasury stock upon exercise
  of stock options (243,611 shares)                   --         (602,046)           --          (766,929)      3,043,271
Purchase of treasury stock (164,929 shares)           --             --              --              --        (2,294,412)
Issuance of treasury stock for ESOP
  stock contributions (42,148 shares)                 --           35,186            --           (57,228)        522,042
Repayment of receivables                              --             --              --              --              --
Stock dividend declared                               --          799,959            --        (6,067,650)      5,267,691
Net earnings                                          --             --              --         9,796,982            --
Foreign currency translation adjustment               --             --          (516,639)           --              --
Minimum pension liability adjustment, net             --             --          (475,115)           --              --
   Total comprehensive income                         --             --              --              --              --
                                              ------------   ------------    ------------    ------------    ------------
Balances at December 31, 2001                 $ 10,000,000   $    835,145    $ (2,250,325)   $ 76,991,439    $(19,758,162)
                                              ============   ============    ============    ============    ============









                                              Receivables For
                                              Stock Options    Shareholders'
                                                Exercised          Equity
                                              --------------   ---------------


Balances at December 31, 1998                 $ (1,394,250)   $ 59,097,074
Income tax benefit arising from
  stock options exercised                             --           501,160
Issuance of treasury stock upon exercise
  of stock options (230,566 shares)                   --         1,025,298
Purchase of treasury stock (356,717 shares)           --        (5,564,097)
Repayment of receivables                           153,000         153,000
Dividends declared ($.105 per share)                  --          (773,901)
Stock dividend declared                               --              --
Net loss                                              --              --
Foreign currency translation adjustment               --              --
Minimum pension liability adjustment, net             --              --
   Total comprehensive loss                           --        (3,565,375)
                                              ------------    ------------
Balances at December 31, 1999                   (1,241,250)     50,873,159
Income tax benefit arising from
  stock options exercised                             --           625,156
Issuance of treasury stock upon exercise
  of stock options (249,669 shares)                   --         1,381,524
Purchase of treasury stock (193,851 shares)           --        (2,077,630)
Repayment of receivables                           153,000         153,000
Stock dividend declared                               --              --
Net earnings                                          --              --
Foreign currency translation adjustment               --              --
Minimum pension liability adjustment, net             --              --
   Total comprehensive income                         --         4,487,480
                                              ------------    ------------
Balances at December 31, 2000                   (1,088,250)     55,442,689
Income tax benefit arising from
  stock options exercised                             --           602,046
Issuance of treasury stock upon exercise
  of stock options (243,611 shares)                   --         1,674,296
Purchase of treasury stock (164,929 shares)           --        (2,294,412)
Issuance of treasury stock for ESOP
  stock contributions (42,148 shares)                 --           500,000
Repayment of receivables                           153,000         153,000
Stock dividend declared                               --              --
Net earnings                                          --              --
Foreign currency translation adjustment               --              --
Minimum pension liability adjustment, net             --              --
   Total comprehensive income                         --         8,805,228
                                              ------------    ------------
Balances at December 31, 2001                 $   (935,250)   $ 64,882,847
                                              ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


         PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of all wholly-owned domestic and foreign subsidiaries. The net assets and results of foreign operations are not significant to the consolidated financial statements. The accounts of foreign subsidiaries are translated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." As such, balance sheet accounts are translated at the exchange rate as of December 31 of each year and statement of operations accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (expense). All intercompany accounts and transactions have been eliminated in consolidation.


         REVENUE RECOGNITION

The Company sells its products to chain drug stores, mass volume retailers, supermarkets and wholesalers. Sales of such products are principally denominated in U.S. dollars. The Company's accounts receivable reflect the granting of credit to these customers. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns. The Company does not bill customers for shipping and handling costs and, accordingly, classifies such costs as selling and administrative expense. Revenues are recognized and discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less returns and trade discounts and allowances. The Company allows customers to return their unsold products when they meet certain criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, as deemed necessary, its estimates of reserves for future sales returns based primarily upon actual return rates by product and planned product discontinuances. The Company records estimated reserves for future sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products which are recorded as inventories are valued based on estimated realizable value. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions, customer inventory levels or competitive conditions differ from expectations.


         CASH AND CASH EQUIVALENTS

Cash and cash equivalents include deposits in banks, short-term commercial paper, United States Treasury bills and money market funds with an initial term of less than three months. Cash equivalents were $1,087,000 and $52,000 as of December 31, 2001 and 2000, respectively. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.


         INVENTORIES

Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The Company records adjustments to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of inventories. The components of inventories are as follows:

                                                 2001                  2000
                                                 ----                  ----


                  Raw materials              $29,114,398            $26,655,440
                  Work in process              3,892,868              3,775,309
                  Finished goods              29,670,413             28,153,452
                                             -----------            -----------
                                             $62,677,679            $58,584,201
                                             ===========            ===========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED






         PROPERTY, PLANT AND EQUIPMENT

The Company provides for depreciation on the straight-line method over the estimated useful lives of the assets. The range of estimated lives applicable to the assets are as follows:


               Building and building improvements           10 to 50 years
               Machinery and equipment                       3 to 15 years
               Furniture and fixtures                        3 to 10 years



         ADVERTISING COSTS AND PROMOTIONAL ALLOWANCES

The Company advertises on television and radio and in magazines. Additionally, the Company has various co-operative advertising programs with retailers. Advertising costs are expensed in the year incurred. Advertising expenses, including co-operative advertising programs were approximately $30,456,000, $27,755,000 and $28,976,000 in 2001, 2000 and 1999, respectively. The Company also has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These arrangements primarily allow customers to take deductions against amounts owed to the Company for product purchases. Estimated accruals for promotions and co-operative advertising programs are recorded in the period in which the related revenue is recognized. The Company regularly reviews and revises the estimated accruals for the projected costs for these promotions. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.


         RESEARCH AND DEVELOPMENT

The Company expended approximately $5,414,000, $5,292,000 and $5,219,000 in 2001, 2000 and 1999, respectively, for research and development relating to the development of new products, clinical and regulatory affairs, and quality control & assurance of the Company's product lines. All costs associated with research and development are expensed as incurred and included in selling and administrative expenses in the accompanying consolidated statements of operations.


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


         EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income available to common shareholders (which for the Company equals its recorded net earnings
(loss)) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock.


         STOCK DIVIDENDS

On November 20, 2001, the Company's Board of Directors approved a 5% stock dividend. As a result, 404,510 shares of treasury stock were issued on December 28, 2001 to shareholders of record on December 1, 2001. On November 15, 2000, the Company's Board of Directors approved a 5% stock dividend. As a result, 399,253 shares of treasury stock were issued on December 27, 2000 to shareholders of record on November 30, 2000. On November 15, 1999, the Company's Board of Directors approved a 2% stock dividend. As a result, 162,708 shares of treasury stock were issued on December 28, 1999 to shareholders of record on November 30, 1999. Accordingly, the effects of the 5% stock dividends and 2% stock dividend are reflected in the consolidated balance sheets as of December 31, 2001 and 2000, and the consolidated statements of shareholders' equity for 2001, 2000 and 1999, and the accompanying notes to consolidated financial statements.

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

The recoverability of the excess cost over fair value of assets acquired (goodwill) is assessed by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of the excess cost over fair value of assets acquired will be impacted if estimated future operating cash flows are not achieved.


         USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


         RECLASSIFICATIONS

Certain reclassifications were made to prior year amounts in order to conform to current year presentation.

         NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 00-14 "Accounting for Certain Sales Incentives". The issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. In April 2001, the EITF amended the effective date of this issue to coincide with the required implementation date of EITF Issue No. 00-25 and will thus be adopted by the Company on January 1, 2002. The Company has determined that implementation of EITF Issue No. 00-14 will result in the reclassification of certain selling costs from selling and administrative expenses to net sales and is in the process of quantifying the amount of such reclassification. The reclassification will not have any impact on net earnings.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets with finite lives, other than goodwill, be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on January 1, 2002. Since the Company did not enter into any business combinations subsequent to June 30, 2001, adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements. During 2002, the Company will perform the first of the required SFAS No. 142 impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company must adopt SFAS No. 143 on January 1, 2003. The Company has not determined the effect, if any, that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and therefore was adopted by the Company on January 1, 2002. The adoption did not have a material effect on the Company's consolidated financial statements.



(2)      SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental information relating to the consolidated statements of cash flows:


                                           2001            2000          1999
                                           ----            ----          ----



         Cash transactions:
           Interest                      $  7,741,517   $ 7,919,286   $6,026,000
                                         ============   ===========   ==========
           Income taxes                  $  5,703,546   $ 2,008,009   $1,938,000
                                         ============   ===========   ==========
         Non-cash transactions:
           Income tax benefit arising from
              stock options exercised    $    602,046   $   625,156   $  501,160
                                         ============   ===========   ==========
           Shares tendered to exercise
              stock options              $  1,674,296   $ 1,381,524   $1,025,298
                                         ============   ===========   ==========
           Financed purchase
              of Canadian facility       $       --     $1,828,000    $     --
                                         ============   ===========   ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED





(3)      PROPERTY, PLANT AND EQUIPMENT


The components of property, plant and equipment, at cost, are as follows:

                                                       2001             2000
                                                       ----             ----

    Land                                           $ 2,302,824       $ 2,347,902
    Building and building improvements              18,247,704        18,338,695
    Machinery and equipment                         32,127,200        34,914,509
    Furniture and fixtures                           6,188,765         9,085,202
                                                   -----------       -----------
                                                   $58,866,493       $64,686,308
                                                   ===========       ===========

Depreciation expense for 2001, 2000 and 1999 was $7,623,533, $6,887,237 and
$6,446,523, respectively.



(4)      INTANGIBLES ARISING FROM ACQUISITIONS

Intangibles arising from acquisitions are as follows:

                                                   2001              2000
                                                   ----              ----
Non-amortized goodwill relating
        to acquisitions prior to 1971           $ 6,282,000     $ 6,282,000

Intellectual property rights                      8,607,264       9,135,169

Trademarks                                          450,000         802,950
                                                -----------     -----------
                                                $15,339,264     $16,220,119
                                                ===========     ===========


Goodwill represents the excess of the purchase prices paid for companies and product lines over amounts assigned to the fair value of the net tangible assets as well as purchased intellectual property rights and trademarks. Total goodwill related to acquisitions prior to 1971 amount to $6,660,000, of which $378,000 was written off in 1995 due to a diminution in value. The remaining $6,282,000 has been determined to be recoverable under the provisions of SFAS No. 121. In 1998, the Company acquired the intellectual property rights and other assets of the CornSilk brand of facial make-up for approximately $10,900,000 and $1,000,000 in cash, respectively. The intellectual property rights are being amortized over 20 years. In September 1999, the Company entered into an agreement with the former owner of CornSilk, related to this acquisition. Under the provisions of this agreement, adjustments to the original purchase price were negotiated. As a result, the intangible assets arising from the acquisition were reduced by approximately $482,000.

The remaining trademarks at December 31, 2001 are the Quencher trademarks acquired in 1984 and are being amortized over 20 years.

Accumulated amortization amounted to $8,228,410, $7,347,566 and $6,466,700 at December 31, 2001, 2000 and 1999, respectively. Amortization expense amounted to $880,844, $880,866 and $906,927 for 2001, 2000 and 1999, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued




(5)           INCOME TAXES

The components of income tax expense (benefit) are as follows:


   2001                  FEDERAL          STATE        FOREIGN          TOTAL
                       -----------    -----------    -----------    -----------

   Current tax         $ 8,362,489    $   492,938    $ 1,090,234    $ 9,945,661
   Deferred tax         (3,039,908)      (541,166)          --       (3,581,074)
                       -----------    -----------    -----------    -----------
                       $ 5,322,581    $   (48,228)   $ 1,090,234    $ 6,364,587
                       ===========    ===========    ===========    ===========


   2000

   Current tax         $ 2,118,814    $   280,883    $   650,303    $ 3,050,000
   Deferred tax            562,004        (54,004)          --          508,000
                       -----------    -----------    -----------    -----------
                       $ 2,680,818    $   226,879    $   650,303    $ 3,558,000
                       ===========    ===========    ===========    ===========


   1999

   Current tax         $  (421,114)   $   101,905    $   193,209    $  (126,000)
   Deferred tax         (1,199,026)      (155,974)          --       (1,355,000)
                       -----------    -----------    -----------    -----------
                       $(1,620,140)   $   (54,069)   $   193,209    $(1,481,000)
                       ===========    ===========    ===========    ===========




Total income tax expense (benefit) differed from the statutory rate of 35% for 2001 and 34% for 2000 and 35% for 1999, respectively, of earnings before income taxes, as a result of the following items:


                                                    2001          2000          1999
                                                    ----          ----          ----

Tax provision at statutory rate (35% in 2001,   $ 5,656,549    $ 2,813,481   $(1,919,057)
   34% in 2000 and 35% in 1999)
Increase (decrease) in tax resulting from:
State income taxes, net of Federal
   income tax benefit                               (31,348)       149,740       (35,100)
Amortization of intangibles                         123,540        120,012       123,541
Officers' life insurance                            102,185         99,266        85,552
Meals and entertainment                             107,036         96,722       114,066
Extraterritorial income exclusion                   (87,500)          --            --
Foreign rate differential                           379,679        252,720       114,623
Other, net                                          114,446         26,059        35,375
                                                -----------    -----------   -----------
Actual provision (benefit) for income taxes     $ 6,364,587    $ 3,558,000   $(1,481,000)
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



                                                         2001              2000
                                                         ----              ----

Deferred tax assets:
    Accounts receivable, principally
       due to allowance for doubtful accounts          $  1,802,360    $    259,026

    Supplemental Executive Retirement Plan
       (SERP), principally due to
       accrual for financial statement
       purposes                                           2,075,704       1,831,800

    Inventory, principally due to reserve                 4,085,317       3,747,048

    Pension accrual for financial reporting purposes      2,969,900       1,519,876
         and other compensation benefits


    Other                                                   616,670         498,246
                                                       ------------    ------------


Deferred tax assets                                      11,549,951       7,855,996
                                                       ------------    ------------

Deferred tax liabilities:

    Property, plant and equipment,
       principally due to differences
       in depreciation methods                           (3,879,951)     (3,977,706)

     Other                                                     --          (100,290)
                                                       ------------    ------------


Deferred tax liabilities                                 (3,879,951)     (4,077,996)
                                                       ------------    ------------
Net deferred tax assets                                $  7,670,000    $  3,778,000
                                                       ============    ============




At December 31, 2001, a deferred tax asset of $312,000 was recorded on the consolidated balance sheet upon recognizing an additional minimum pension liability (note 7(a)). Such liability, net of the related deferred tax asset, was recorded directly as a component of accumulated other comprehensive loss, in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 130, "Reporting Comprehensive Income."

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED





(6)      LONG-TERM DEBT

                                                        2001           2000
                                                        ----           ----

9.5% senior notes                                  $ 36,000,000     $40,000,000
Notes payable under revolving credit agreement       25,000,000      41,000,000
Mortgages on land and buildings                       5,328,239       5,611,816
                                                   ------------    ------------
                                                   $ 66,328,239     $86,611,816
Less current portion                                  4,339,004       4,116,719
                                                   ------------     -----------
                                                   $ 61,989,235     $82,495,097
                                                   ============     ===========




On March 26, 2002, the senior notes were amended and restated. The senior note holder executed a Release and Termination Agreement of the collateral liens granted in the previous amendment. The notes require annual principal repayments of $4,000,000 on May 31, 2002; $8,000,000 on May 31, 2003 and May 31, 2004 and
$16,000,000 on May 31, 2005. The amended agreement is unsecured and includes covenants, which provide among other things for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures.


On March 26, 2002, the Company amended and restated the revolving credit agreement entered into in December 1998 and amended on February 25, 2000. The amendment provides credit of $45,000,000 and extends the expiration to March 26, 2005. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. Covenants provide among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures. The agreement is unsecured and no compensating balances are required. The lenders under the amended February 25, 2000 revolving credit agreement executed a Release and Termination Agreement of the collateral liens granted in the previous amendment.

The Company amended the February 25, 2000 revolving credit agreement to $47,500,000 from $20,000,000 and extended the expiration to February 25, 2003. After giving effect to the refinancing of the lines of credit, this amended revolving credit agreement increased the Company's borrowing capacity by $10,000,000. Under the terms of the agreement, interest rates on borrowings were based on, at the Company's option, LIBOR, prime or Federal funds rates. The terms of the agreement included a commitment fee based on unutilized amounts, an annual agency fee and covenants which provided, among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash and dividends, the purchase of treasury stock, and certain other expenditures. The agreement terms also included reductions in the commitment equal to the greater of $4,000,000 or principal amounts of the senior notes paid on May 31, 2002. The revolving credit facility, as amended, was collateralized by the Company's trademarks and accounts receivable until such time as the borrowings under the revolving credit agreement were less than $22,500,000 and a certain financial ratio was achieved. The senior note holder and the lenders under the revolving credit agreement entered into an intercreditor agreement which included the pro rata sharing of such collateral. No compensating balances were required. The weighted-average interest rate at December 31, 2001 was 4.83%.

On February 22, 2000, the Company purchased a manufacturing, warehousing and office facility in Barrie, Ontario for $1,828,000. The purchase was financed with a combination of a mortgage bridge loan and a five-year mortgage.

On April 26, 2000, the Company refinanced a purchase money promissory note of $3,822,000 for its property in North Carolina with a five-year $4,523,000 mortgage on the land and buildings. The mortgage includes an interest rate based on LIBOR and terms which provide for the maintenance of certain financial ratios.

The aggregate maturities of long-term debt for each of the four years subsequent to December 31, 2001, (after giving effect to the extended maturity date of the revolving credit agreement) are as follows: 2002, $4,339,004; 2003, $8,355,451; 2004, $8,372,734 and 2005, $45,261,050.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




(7)      EMPLOYEE RETIREMENT PLANS


         (a)      PENSION PLANS

The Company maintains two non-contributory defined benefit pension plans covering all U.S. eligible employees. The Del Non-Union Plan formula is based on years of service and the employee's compensation during the five years before retirement. The Del LaCross Union Plan formula is based on years of service. The Company made contributions to these plans of $2,042,000, $243,000 and $166,000 for the years 2001, 2000 and 1999, respectively. Assets held by these plans consist of cash and cash equivalents, fixed income securities consisting of U.S. government and corporate bonds and common stocks. The Company also has a defined benefit supplemental executive retirement plan (SERP) for certain of its executives. The SERP is a non-qualified plan under the Internal Revenue Code. The assets in the SERP trust, which were approximately $4,067,000 and $2,482,000 as of December 31, 2001 and 2000, respectively, are considered assets of the Company, not plan assets and as such, are included in other assets on the accompanying consolidated balance sheets. The assets of the SERP, which consist of cash and cash equivalents and U.S. government bonds, are held-to-maturity securities and, as such, are carried at cost plus accrued interest. The Company contributed $1,450,000 to the SERP trust in 2001; no contribution was made in 2000.

Total pension expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $2,488,000, $1,548,000 and $1,696,000, respectively. The change in benefit obligation, change in plan assets and funded status as of December 31, 2001 and 2000 and components of net periodic cost for 2001, 2000 and 1999 of the Company's domestic plans are set forth in the following tables:




                                                                        2001
                                                                        ----

                                                              DEL NON-       DEL LACROSS
                                                              UNION PLAN      UNION PLAN        SERP
                                                              ----------      ----------        ----

Change in benefit obligation:
Benefit obligation at the beginning of the year            $ 17,304,298    $  1,018,860    $  6,247,977
    Service cost                                              1,429,528          23,591          57,380
    Interest cost                                             1,516,455          83,232         451,747
    Actuarial (gain) loss                                     3,316,961         136,599        (139,705)
    Benefits paid                                              (724,245)        (79,040)        (12,907)
    Plan amendments                                                --            12,746            --
    Curtailment                                                    --            (7,312)           --
                                                           ------------    ------------    ------------
    Benefit obligation at the end of the year              $ 22,842,997    $  1,188,676    $  6,604,492
                                                           ------------    ------------    ------------

Change in plan assets:
   Fair value of assets at the beginning of the year       $ 14,371,743    $    747,931    $       --
   Actual gain (loss) on plan assets                           (459,925)        205,023            --
   Employer contributions                                     1,743,576         285,908          12,907
   Benefits paid                                               (724,245)        (79,040)        (12,907)
                                                           ------------    ------------    ------------
   Fair value of assets at the end of the year             $ 14,931,149    $  1,159,822    $       --
                                                           ------------    ------------    ------------

   Funded status                                           $ (7,911,848)   $    (28,855)   $ (6,604,492)
   Unrecognized transition asset                                (64,513)           --              --
   Unamortized prior service cost                               282,146            --         1,082,497
   Unrecognized net actuarial loss                            3,760,787          78,245         181,784
                                                           ------------    ------------    ------------
   Net amount recognized                                   $ (3,933,428)   $     49,390    $ (5,340,211)
                                                           ============    ============    ============

Amounts recognized in the balance sheet consist of:
   Accrued benefit liability                               $ (4,970,245)   $    (28,855)   $ (6,462,215)
   Intangible asset (included in other long-term assets)        282,146            --         1,082,497
   Accumulated other comprehensive income                       754,671          78,245          39,507
                                                           ------------    ------------    ------------
   Net amount recognized                                   $ (3,933,428)   $     49,390    $ (5,340,211)
                                                           ============    ============    ============

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



                                                                              2000
                                                                             -----

                                                              DEL NON-       DEL LACROSS
                                                             UNION PLAN      UNION PLAN         SERP
                                                             ----------      ----------         ----

Change in benefit obligation:
Benefit obligation at the beginning of the year             $ 15,273,221    $  1,008,424    $  5,447,939
    Service cost                                               1,038,538          19,610          47,166
    Interest cost                                              1,183,740          75,141         446,953
    Actuarial (gain) loss                                        461,914         (10,649)        305,919
    Benefits paid                                               (653,115)        (73,666)           --
                                                            ------------    ------------    ------------
    Benefit obligation at the end of the year               $ 17,304,298    $  1,018,860    $  6,247,977
                                                            ------------    ------------    ------------

Change in plan assets:
    Fair value of assets at the beginning of the year       $ 14,932,966    $    621,532    $       --
    Actual return on plan assets                                  15,892          33,065            --
    Employer contributions                                        76,000         167,000            --
    Benefits paid                                               (653,115)        (73,666)           --
                                                            ------------    ------------    ------------
    Fair value of assets at the end of the year             $ 14,371,743    $    747,931    $       --
                                                            ------------    ------------    ------------

    Funded status                                           $ (2,932,555)   $   (270,929)   $ (6,247,977)
    Unrecognized transition (asset) obligation                  (127,089)         24,776            --
    Unamortized prior service cost                               317,415          35,958       1,296,327
    Unrecognized net actuarial (gain) loss                    (1,323,841)         85,308         364,145
                                                            ------------    ------------    ------------
    Net amount recognized                                   $ (4,066,070)   $   (124,887)   $ (4,587,505)
                                                            ============    ============    ============

Amounts recognized in the balance sheet consist of:
    Accrued benefit liability                               $ (4,066,070)   $   (270,929)   $ (5,624,411)
    Intangible asset (included in other long-term assets)           --            60,734       1,036,906
    Accumulated other comprehensive income                          --            85,308            --
                                                            ------------    ------------    ------------
    Net amount recognized                                   $ (4,066,070)   $   (124,887)   $ (4,587,505)
                                                            ============    ============    ============




                                                                                2001
                                                                               ------

                                                                   DEL NON-    DEL LACROSS
                                                                  UNION PLAN    UNION PLAN        SERP
                                                                  ----------    ----------        ----

Components of net periodic cost:
    Service cost                                                 $ 1,429,528    $    23,591    $    57,380
    Interest cost                                                  1,516,455         83,232        451,747
    Expected return on plan assets                                (1,307,742)       (72,958)          --
    Amortization of unrecognized transition (asset) obligation       (62,576)        12,388           --
    Recognized prior service cost                                     35,269          4,432        276,684
    Recognized net (gain) loss                                          --            4,286        (20,198)
    Curtailment                                                         --           56,660           --
                                                                 -----------    -----------    -----------
    Net periodic cost                                            $ 1,610,934    $   111,631    $   765,613
                                                                 ===========    ===========    ===========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED










                                                                                 2000
                                                                -------------------------------------------
                                                                    DEL NON-       DEL LACROSS
                                                                  UNION PLAN       UNION PLAN     SERP
                                                                  ----------       ----------     ----

Components of net periodic cost:
   Service cost                                                 $ 1,038,538    $    19,610    $    47,166
   Interest cost                                                  1,183,740         75,141        446,953
   Expected return on plan assets                                (1,318,962)       (56,947)          --
   Amortization of unrecognized transition (asset) obligation       (62,576)        24,776           --
   Recognized prior service cost                                     56,156          7,607        265,106
   Recognized net (gain) loss                                      (214,361)          --           36,520
                                                                -----------    -----------    -----------
   Net periodic cost                                            $   682,535    $    70,187    $   795,745
                                                                ===========    ===========    ===========





                                                                                 1999
                                                                -------------------------------------------
                                                                    DEL NON-       DEL LACROSS
                                                                  UNION PLAN       UNION PLAN     SERP
                                                                  ----------       ----------     ----

Components of net periodic cost:
   Service cost                                                 $ 1,131,964    $    24,396    $    56,629
   Interest cost                                                  1,087,135         72,145        340,732
   Expected return on plan assets                                (1,287,589)       (47,298)          --
   Amortization of unrecognized transition (asset) obligation       (62,576)        24,776           --
   Recognized prior service cost                                     56,156          9,668        265,106
   Recognized net loss                                                 --            4,816         19,969
                                                                -----------    -----------    -----------
   Net periodic cost                                            $   925,090    $    88,503    $   682,436
                                                                ===========    ===========    ===========






The weighted-average actuarial assumptions used as of December 31, 2001, 2000 and 1999, respectively, were:


                                                            2001     2000     1999
                                                            ----     ----     ----

Discount rate                                               7.25%    7.75%    8.00%
Rate of compensation increase                               4.50%    5.50%    5.50%
Expected long-term rate of return on plan assets            9.00%    9.00%    9.00%




The Company contributes to a multi-employer pension plan for the benefit of its union employees. This plan is a defined benefit plan based on years of service and the costs recognized for 2001, 2000 and 1999 were approximately $439,000, $431,000 and $463,000, respectively.

The Company maintains a defined contribution plan for the benefit of its Canadian employees. The costs recognized for 2001, 2000 and 1999 were approximately $53,000, $59,000 and $48,000 in U.S. dollars, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



         (b)      EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan and related trust, covering substantially all full-time non-union employees. Under the terms of the plan, the Company may make contributions to the trust in cash, shares of Company stock or other property in amounts as may be determined by the Board of Directors. The Board of Directors authorized contributions of $300,000 for 2001 and $200,000 for 2000. On October 4, 2001 the Company funded its fiscal 2001 contribution of $300,000 to the Employee Stock Ownership Trust with 21,356 (as restated for 5% stock dividend) treasury shares. As a result, an increase of $35,186 was recorded to additional paid-in capital representing the cost of treasury shares which were less than the market price on that date. On March 1, 2001 the Company funded its fiscal 2000 contribution of $200,000 to the Employee Stock Ownership Trust with 20,792 (as restated for 5% stock dividend) treasury shares. As a result, a reduction of $57,228 was recorded to retained earnings in the first quarter of 2001 representing the cost of treasury shares in excess of the market price on that date. Contributions were not made for 1999. At December 31, 2001, the trust held 538,000 shares of the Company's common stock.

         (c)      EMPLOYEE 401(K) SAVINGS PLAN

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation on the first day of the month following the date of hire and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. Optional contributions were not made in 2001, 2000 and 1999.


(8)      SHAREHOLDERS' EQUITY

         (a)      STOCK OPTION PLANS

The 1994 Stock Plan, as amended (the 1994 Plan) provides for the granting of incentive and non-incentive options and other stock-based awards. A total of 2,584,015 shares have been authorized for issuance under the 1994 Plan. At December 31, 2001, non-incentive options have been the only awards issued under the 1994 Plan. The exercise price of options granted under the 1994 Plan shall not be less than the fair market value of the common stock at the date of the grant. The Compensation Committee of the Board of Directors (the Committee) determines the persons to whom options will be granted, the prices at which options may be exercised, the vesting period and whether the options will be incentive or non-incentive. Incentive options, if granted, are exercisable for a period of up to ten years from the date of the grant. The exercise price of the shares to be purchased shall be paid either in cash, delivery (i.e., surrender) of shares of common stock owned by the optionee at the time of exercise of the option, in installments payable in cash if permitted by the Committee or in any combination of the foregoing.

Shares received by an optionee upon exercise of a non-incentive option may not be sold or otherwise disposed of for a period (restricted period) determined by the Committee upon grant of the option, which, if the Committee elects to have a restricted period, shall be not less than six months or more than three years from the date of the exercise, during which period the Company is entitled, in the event the employment of the optionee with the Company terminates, to repurchase the shares at the exercise price. Following the restricted period, the Company shall have a right of first refusal to purchase the shares at fair market value. Shares issuable upon exercise of options granted to date under the 1994 Plan are subject to a six-month restricted period. At December 31, 2001, 1,411,544 of the 2,180,703 options outstanding were exercisable under the 1994 Plan, at a weighted-average exercise price of $14.89.

The 1984 Stock Option Plan, as amended (the 1984 Plan), provided for the granting of incentive and non-incentive options to purchase shares of the Company's common stock at prices which are not less than the fair market value of the common stock at the dates of grant. Options are exercisable as determined by the Committee for a period up to ten years and one day from the date of grant. Incentive options granted to a 10% stockholder must be granted at 110% of fair market value and may be exercised up to five years from the date of grant. Payment of the exercise price of options may be made in the same manner as provided by the 1994 Plan, and shares issued upon exercise are subject to a restricted period similar to that provided under the 1994 Plan. At December 31, 2001, all 98,848 options outstanding under the 1984 Plan were exercised at a weighted-average exercise price of $2.71. No further options will be granted or are outstanding under the 1984 Plan.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Limited stock appreciation rights also may be granted under the 1994 Plan and 1984 Plan, which will be effective only upon a change in control of the Company (as defined). To date, no such appreciation rights were granted. These plans also accelerate the exercisability of all unexercised options or stock appreciation rights immediately in the event of a change in control of the Company.

Shares outstanding, option prices and option transactions during the last three years, are summarized below:


                                                         1994 STOCK OPTION PLAN

                                                                       WEIGHTED-AVERAGE
                                                         SHARES         EXERCISE PRICE
                                                         ------         --------------

Outstanding December 31, 1998                          1,375,659          $   14.86
          Granted                                        183,177              13.22
          Exercised                                      (30,485)              6.31
          Fortfeited                                     (41,473)             20.31
                                                       ---------
Outstanding December 31, 1999                          1,486,878              14.68
          Granted                                        421,184              11.07
          Exercised                                         --                 --
          Fortfeited                                      (7,874)             15.17
                                                       ---------
Outstanding December 31, 2000                          1,900,188              13.88
          Granted                                        432,943              11.85
          Exercised                                     (144,763)              9.72
          Fortfeited                                      (7,665)             11.06
                                                       ---------
Outstanding December 31, 2001                          2,180,703          $   13.76
                                                       =========



                                                        1984 STOCK OPTION PLAN

                                                                      WEIGHTED-AVERAGE
                                                        SHARES         EXERCISE PRICE
                                                        ------         --------------

Outstanding December 31, 1998                            548,598          $    4.52
          Granted                                           --                  --
          Exercised                                     (200,081)              4.16
          Fortfeited                                        --                  --
                                                       ---------
Outstanding December 31, 1999                            348,517               4.73
          Granted                                           --                  --
          Exercised                                     (249,669)              5.53
          Fortfeited                                        --                  --
                                                       ---------
Outstanding December 31, 2000                             98,848               2.71
          Granted                                           --                  --
          Exercised                                      (98,848)              2.71
          Fortfeited                                        --                  --
                                                       ---------
Outstanding December 31, 2001                               --            $     --
                                                       =========


At December 31, 2001, a total of 2,180,703 shares of common stock were subject to outstanding options under all stock option plans.

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


YEAR ENDED DECEMBER 31,                       2001            2000            1999
-----------------------                       ----            ----            ----

Net earnings (loss)
     As reported                        $   9,797,000   $   4,717,000   $  (4,002,000)
     Pro forma                          $   8,724,000   $   3,759,000   $  (5,065,000)
Basic net earnings (loss) per share
     As reported                        $        1.16   $        0.57   $       (0.48)
     Pro forma                          $        1.03   $        0.45   $       (0.61)
Diluted net earnings (loss) per share
     As reported                        $        1.14   $        0.56   $       (0.48)
     Pro forma                          $        1.02   $        0.45   $       (0.61)


The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: dividend yields 0%, 0%, and 1.01%; expected lives of 6.2, 6.1, and 5.7 years; risk-free interest rates of 4.92%, 4.72%, and 5.89%; and expected volatility of 48.8%, 45.5%, and 42.2%. The weighted-average fair value of options granted during 2001, 2000 and 1999 were $6.59, $5.91, and $6.15, respectively.


The following table summarizes information about stock options at December 31, 2001:



                              OUTSTANDING STOCK OPTIONS              EXERCISABLE STOCK OPTIONS
                              -------------------------              -------------------------
                                      Weighted-    Weighted-average                    Weighted-
 Range of                             remaining       exercise                           average
Exercise prices       Shares      contractual life      price            Shares      exercise price
---------------       ------      ----------------      -----            ------      --------------



$ 6.00 to $10.00       179,377          3.54          $   8.56          116,339       $   8.13
$10.01 to $15.00     1,433,221          5.58          $  11.82          834,568       $  12.34
$15.01 to $20.00       324,652          4.09          $  17.72          217,184       $  18.42
$20.01 to $25.00       147,912          4.35          $  21.90          147,912       $  21.90
$25.01 to $30.00        95,541          3.77          $  26.51           95,541       $  26.51
                     ---------                                        ---------
$ 6.00 to $30.00     2,180,703          5.03          $  13.76        1,411,544       $  14.89
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

Pursuant to an amendment to this officer's employment agreement, the 1984 Loan, the 1988 Loan and the 1990 Loan were consolidated, effective as of July 1, 1999, with the aggregate principal balance to be repaid, with interest at the rate of 6.0% per annum, in annual amounts of $140,000 for each year during the period from 2000 through 2007 and a final payment of $82,250 on January 20, 2008, provided that each payment of interest and principal will be forgiven when due so long as the officer is then employed by, or then serves as a consultant to the Company and, provided further, that the Company may (but is not required to) forgive, during any year until 2007, in excess of $140,000 of principal. Whenever the Company forgives any principal or interest owed by the officer to the Company, the Company has agreed to pay to the officer such additional payment (a "Gross-Up Payment") in an amount such that, after payment by the officer of all Federal, state and local taxes and excise taxes if any, including any such taxes imposed on the Gross-Up Payment, the officer retains an amount of the Gross-Up Payment equal to such taxes imposed on the principal and interest forgiven. This loan must be secured by collateral with a fair value of 110% of the unpaid principal. The loan balance at December 31, 2001 was $922,250 and was collateralized by 168,961 shares of the Company's common stock.

During 1992, the Company loaned another officer $130,000 to enable him to exercise an option for 9,719 shares. The loan bears interest at the prime rate and is payable in quarterly installments. The loan balance at December 31, 2001 was $13,000 and was secured by a pledge of 8,500 shares of the Company's common stock.

The balance of all loans made to officers is reflected as a reduction of shareholders' equity in the accompanying consolidated financial statements.


(9)     ACCRUED LIABILITIES


Accrued liabilities at December 31, 2001 and 2000 consisted of the following:


                                                2001                  2000
                                                ----                  ----

Salaries, wages, commissions and
   employee benefits                        $   6,909,871         $ 5,795,955
Interest                                          321,878           1,005,350
Advertising and promotion costs                 8,053,679           6,679,092
Other                                           6,724,734           4,923,309
                                            -------------         -----------
                                            $  22,010,162         $18,403,706
                                            =============         ===========


On June 26, 2001, the Company announced that it would initiate a series of actions resulting in a full closure of the Newark, New Jersey manufacturing facility by the end of the first quarter of 2002. It was estimated that the plant closure would result in the termination of approximately 70 production and clerical employees. Estimated severance, pension curtailment and other exit plan expenses of $226,000 were recorded in the second quarter of 2001. As of December 31, 2001, 51 production and clerical employees were terminated and $187,000 of exit costs were incurred. The Company believes that the accrued exit cost liability of $39,000 at December 31, 2001 is adequate for the balance of costs to be incurred.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED





(10)      EARNINGS (LOSS) PER SHARE

A reconciliation between the numerators and denominators of the basic and diluted earnings (loss) per common share is as follows:

                                                  (Amounts in thousands, except per share data)

                                                            2001      2000      1999
                                                            ----      ----      ----

Net earnings (loss) (numerator)                           $ 9,797   $ 4,717   $(4,002)
                                                          -------   -------   -------
Weighted-average common shares
   (denominator for basic earnings (loss) per share)        8,439     8,340     8,301

Effect of dilutive securities:
   Employee stock options                                     134        88      --
                                                          -------   -------   -------

Weighted-average common and potential
   common shares outstanding
   (denominator for diluted earnings (loss)  per share)     8,573     8,428     8,301
                                                          =======   =======   =======

Basic earnings (loss) per share                           $  1.16   $  0.57   $ (0.48)
                                                          =======   =======   =======

Diluted earnings (loss) per share                         $  1.14   $  0.56   $ (0.48)
                                                          =======   =======   =======






Employee stock options for 1,188,000, 1,461,000 and 1,882,000 shares for 2001, 2000 and 1999, respectively, were not included in the net earnings (loss) per share calculation because their effect would have been anti-dilutive.

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

In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement relates to empty drums coming to the Site in 1977 and 1978. The Company recorded an estimate of $550,000 in selling and administrative expenses during the third quarter of 2001 based on information received from the EPA as to its potential liability for past remediation activities. In October, 2001, the Company became a member of a Joint Defense Group ("the JDG"). The JDG is currently in negotiations with the EPA in order to develop the amount of settlement costs required for all past and future remediation activities. The Company is currently unable to determine such settlement costs, which may or may not be material, or the time period over which the costs may be payable.

The Company leases executive office space, furniture, data processing equipment, transportation equipment and warehouse space under terms of leases expiring through 2007. Rent expense under these operating leases aggregated approximately $2,808,000, $2,302,000 and $2,496,000 in 2001, 2000 and 1999, respectively. The
Company's obligations under non-cancelable leases are summarized as follows:

                        2002      $ 2,743,855
                        2003        2,059,597
                        2004        1,640,048
                        2005          136,346
                        2006           76,880
                        Thereafter     18,337
                                  -----------
                                  $ 6,675,063
                                  ===========



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

The fair value of the senior notes exceeds the carrying value at December 31, 2001 by approximately $2.3 million. The fair value of the senior notes is based upon discounted cash flows using rates available to the Company for debt with similar terms and maturities. The Company continually evaluates the benefits of refinancing versus the related prepayment penalties. Because considerable judgement is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amount.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED





(13)     COMPREHENSIVE INCOME (LOSS)

The Company's items of other comprehensive income (loss) include a foreign currency translation adjustment and a minimum pension liability adjustment, net of the related tax effect. The components of accumulated other comprehensive loss at December 31, 2001, 2000, and 1999 are as follows:


                                               Accumulated Other Comprehensive Income (Loss)

                                           FOREIGN CURRENCY        MINIMUM PENSION
                                              TRANSLATION            LIABILITY
                                               ADJUSTMENT            ADJUSTMENT           TOTAL
                                               ----------            ----------           -----



Balance at December 31, 1998                   $(1,359,888)        $  (105,862)        $(1,465,750)

Foreign currency translation adjustment            375,856                --               375,856

Minimum pension liability adjustment,
   net of taxes of $27,000                            --                60,788              60,788
                                               -----------         -----------         -----------

Balance at December 31,1999                       (984,032)            (45,074)         (1,029,106)

Foreign currency translation adjustment           (225,369)               --              (225,369)

Minimum pension liability adjustment,
   net of taxes of $10,000                            --                (4,096)             (4,096)
                                               -----------         -----------         -----------

Balance at December 31, 2000                    (1,209,401)            (49,170)         (1,258,571)

Foreign currency translation adjustment           (516,639)               --              (516,639)

Minimum pension liability adjustment,
   net of taxes of $312,000                           --              (475,115)           (475,115)
                                               -----------         -----------         -----------

Balance at December 31, 2001                   $(1,726,040)        $  (524,285)        $(2,250,325)
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

                                                       2001             2000           1999
                                                       ----             ----           ----

Net Sales
                  Cosmetic                         $ 262,258,000   $ 229,194,000   $ 201,251,000
                  Pharmaceutical                      70,421,000      65,689,000      63,805,000
                                                   -------------   -------------   -------------
                  Consolidated                     $ 332,679,000   $ 294,883,000   $ 265,056,000
                                                   =============   =============   =============

Operating income (loss)
                  Cosmetic                         $  11,644,000   $   4,989,000   $ (12,166,000)
                  Pharmaceutical                      11,297,000      11,117,000       9,313,000
                                                   -------------   -------------   -------------
                  Consolidated                     $  22,941,000   $  16,106,000   $  (2,853,000)
                                                   =============   =============   =============


Gains on sales of facility and land                $        --     $     362,000   $   3,043,000
                                                   -------------   -------------   -------------
Interest expense, net                              $   6,779,000   $   8,193,000   $   5,673,000
                                                   -------------   -------------   -------------
Earnings (loss) before income taxes                $  16,162,000   $   8,275,000   $  (5,483,000)
                                                   -------------   -------------   -------------

Identifiable assets
                  Cosmetic                         $ 127,809,000   $ 133,090,000   $ 122,417,000
                  Pharmaceutical                      25,549,000      24,737,000      22,674,000
                  Corporate (unallocated assets)      38,594,000      36,403,000      35,470,000
                                                   -------------   -------------   -------------
                  Consolidated                     $ 191,952,000   $ 194,230,000   $ 180,561,000
                                                   =============   =============   =============

Depreciation and amortization
                  Cosmetic                         $   7,990,000   $   7,286,000   $   6,903,000
                  Pharmaceutical                         514,000         482,000         450,000
                                                   -------------   -------------   -------------
                  Consolidated                     $   8,504,000   $   7,768,000   $   7,353,000
                                                   =============   =============   =============

Expenditures for property, plant and equipment
  and long-lived assets
                  Cosmetic                         $   1,748,000   $   2,297,000   $   2,334,000
                  Pharmaceutical                         357,000         266,000         288,000
                  Corporate (unallocated assets)       3,433,000       5,287,000       4,706,000
                                                   -------------   -------------   -------------
                  Consolidated                     $   5,538,000   $   7,850,000   $   7,328,000
                                                   =============   =============   =============




Sales to one customer by the Cosmetic and Pharmaceutical segments combined were 23.0%, 23.9% and 24.8% of consolidated net sales for 2001, 2000 and 1999, respectively, and combined sales to another customer were 11.6%, 11.4% and 10.4% of consolidated net sales for 2001, 2000 and 1999, respectively.

Operating income for 2001 includes a charge of $3,100,000 related to the K-Mart Chapter XI bankruptcy filing. Of this amount, $2,300,000 was charged to the Cosmetic segment and $800,000 was charged to the Pharmaceutical segment.

Two customers accounted for 26.3% and 30.5% of the Company's net accounts receivable at December 31, 2001 and 2000, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(15)     UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of quarterly operating results (in thousands of dollars, except per share amounts):


                                                YEAR ENDED DECEMBER 31, 2001
                                                ----------------------------

                                         FIRST      SECOND     THIRD     FOURTH
                                       QUARTER    QUARTER    QUARTER    QUARTER
                                       -------    -------    -------    -------

Net sales                               $72,738    $87,937    $86,320    $85,684
Cost of goods sold                       31,333     38,658     38,255     37,711
Net earnings                              1,270      3,315      2,374      2,838
Earnings per common share:
         Basic                          $   .15    $   .39    $   .28    $   .33
                                        =======    =======    =======    =======
        Diluted                         $   .15    $   .39    $   .27    $   .32
                                        =======    =======    =======    =======



                                                YEAR ENDED DECEMBER 31, 2001
                                                ----------------------------

                                         FIRST      SECOND     THIRD     FOURTH
                                       QUARTER    QUARTER    QUARTER    QUARTER
                                       -------    -------    -------    -------

Net sales                               $67,463    $76,732    $77,080    $73,607
Cost of goods sold                       29,032     34,403     34,234     32,051
Net earnings                                501      1,905      1,174      1,137
Earnings per common share:
         Basic                          $   .06    $   .23    $   .14    $   .14
                                        =======    =======    =======    =======
         Diluted                        $   .06    $   .23    $   .14    $   .13
                                        =======    =======    =======    =======





Earnings per share calculations for each of the quarters are based on weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.


(16)     SUBSEQUENT EVENT


On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3,335,000. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500,000. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.


                                   SCHEDULE II

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2001, 2000 and 1999



                                                      ADDITIONS
                                      BALANCE AT      CHARGED TO                      BALANCE AT
                                      BEGINNING       COSTS AND                          END
        DESCRIPTION                   OF PERIOD      EXPENSES (1)     DEDUCTIONS      OF PERIOD
        -----------                   ---------      ------------     ----------      ---------


Year ended December 31, 1999          $1,300,000      $  112,000      $  112,000      $1,300,000
                                      ==========      ==========      ==========      ==========
         allowances for doubtful
         accounts


Year ended December 31, 2000          $1,300,000      $   80,000      $  380,000      $1,000,000
                                      ==========      ==========      ==========      ==========
         allowances for doubtful
         accounts


Year ended December 31, 2001          $1,000,000      $4,057,000      $  857,000      $4,200,000
                                      ==========      ==========      ==========      ==========
        allowances for doubtful
        accounts



(1) Additions charged to costs and expenses in the year ended December 31, 2001 include $3,100,000 related to the K-Mart Chapter XI bankruptcy filing.

(2)  Uncollectible accounts written off, net of recoveries.


                                 EXHIBIT INDEX
                                 -------------

ITEM TITLE            EXHIBIT NO.                     DESCRIPTION
----------            -----------                     -----------



Articles of            3.1    (a)      Restated Certificate of Incorporation as filed with the
Incorporation                          Delaware Secretary of State on March 29, 1996.
and By-Laws
                       3.2    (b)      Certificate of Amendment filed with the Delaware Secretary of State on June 4, 1996.

                       3.3    (c)      Certificate of Amendment of the Restated Certificate of
                                       Incorporation filed with the Delaware Secretary of
                                       State on June 3, 1998.

                       3.4    (a)      By-Laws as amended through December 14, 1995.

Material              10.1             Employee Pension Plan, effective January 1, 1997 (amended and
Contracts                              restated).

                      10.2             Employee's Stock Ownership Plan, effective January 1, 1997
                                       (amended and restated).

                      10.3             401(k) Plan effective January 1, 1997 (amended and restated).

                      10.4    (d)      Supplemental Executive Retirement Plan (amended and restated).

                      10.5    (h)      Amendment No. 1 effective January 1, 1997 to Supplemental Executive
                                       Retirement Plan.

                      10.6    (j)      Second Amendment to Supplement Executive Retirement Plan.

                      10.7    (i)      Amendment No. 3 to Supplemental Executive Retirement Plan.

                      10.8             Amendment No. 4 to Supplemental Executive Retirement Plan.

                      10.9    (e)      1984 Stock Option Plan, as amended to date.

                      10.10   (f)      1994 Stock Plan, as amended as of May 27, 1999.

                      10.11   (f)      Annual Incentive Plan, as amended as of May 27, 1999.

                      10.12   (c)      Amended and Restated Employment Agreement dated as of July 1, 1999 between the Registrant and Dan K. Wassong.














ITEM TITLE            EXHIBIT NO.                        DESCRIPTION
----------            -----------                        -----------




                      10.13   (e)      Employment Agreement dated March 14, 1985 with Charles J. Hinkaty, as amended.

                      10.14   (j)      Amendment to Employment Agreement with Charles J. Hinkaty, dated
                                       March 31, 1999.

                      10.15            Amendment to Employment Agreement with Charles J. Hinkaty, dated
                                       April 30, 2001.

                      10.16            Employment Agreement with Harvey P. Alstodt, dated April 1, 2001.

                      10.17            Employment Agreement with William H. McMenemy, dated April 1, 2001.

                      10.18            Amendment to Employment Agreement with William H. McMenemy, dated September 7, 2001.

                      10.19            Employment Agreement With Enzo J. Vialardi, dated April 1, 2001.

                      10.20            Change in Control Agreement with Harvey P. Alstodt, dated April 16, 2001.

                      10.21            Change in Control Agreement with William H. McMenemy, dated
                                       April 16, 2001.

                      10.22   (e)      Life Insurance Agreement, dated as of February 18, 1993.

                      10.23   (g)      Lease between Registrant and Coliseum Towers Associates.

                      10.24            Amended and Restated Loan Agreement dated as of March 26, 2002 among the Registrant, as borrower, Del Pharmaceuticals, Inc. ("DPI"),
                                       Parfums Schiaperlli, Inc. ("Parfums"), Royce & Rader, Inc. ("Royce") and
                                       565 Broad Hollow Realty Corp. ("565"), as guarantors, and JP Morgan
                                       Chase, as agent for the lenders.

                      10.25            Amended and Restated Loan Agreement dated as of March 26, 2002 among the Registrant, DPI, Parfums, Royce, 565 and Jackson National
                                       Life Insurance Company.











ITEM TITLE            EXHIBIT NO.               DESCRIPTION
----------            -----------               -----------



Subsidiaries of       21.1             List of Subsidiaries.
Registrant

Consents of Experts   23.1             Consent of KPMG LLP dated March 26, 2002.
and Counsel



(a) These exhibits were filed as exhibits to the Registrants Form 10-K for the year ended December 31, 1995. The exhibit numbers in such Form 10-K are as follows: Restated Certificate, Exhibit 1; and By-Laws, Exhibit 2.

(b) This exhibit was filed as Exhibit 1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996.

(c) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1999, as follows: 3.3 above was filed as Exhibit
     3.3 and 10.12 above was filed as Exhibit 10.14 to the 1999 10-K.

(d) This exhibit was filed as Exhibit 6 to the Registrant's Form 10-K for the year ended December 31, 1994.

(e) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended Deceber 31, 1993. The exhibit numbers in such Form 10-K are as follows: 1984 Stock Option Plan, Exhibit 3; Employment Agreement with Charles J. Hinkaty, Exhibit 5; and Life Insurance Agreement with Robert H. Haines, as trustee, Exhibit 9.

(f) These exhibits were filed as exhibits to the Registrant's Definitive Proxy Statement dated May 27, 1999, relating to the Registrant's 1999 Annual Meeting of Stockholders. The exhibit numbers in such Proxy Statement are as follows: 1994 Stock Plan, as amended and restated, Exhibit A; Annual Incentive Plan, as amended and restated, Exhibit B.

(g) This exhibit was filed as exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1997.

(h) This exhibit was filed as exhibit 1 to the Registrant's Form 10-K for the year ended December 31, 1996.

(i) This exhibit was filed as exhibit 10.32 to the Registrant's Form 10-K for the year ended December 31, 1998.

(j) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 2000, as follows: 10.6 above was filed as Exhibit
     10.12 and 10.14 above was filed as Exhibit 10.19 to the 2000 10-K.
