Form 10-Q
period 2002-03-31
DEL LABORATORIES INC
filed 2002-05-13
CIK 27751

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          -----
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

                       YES  (X)                       NO  (  )

The number of shares of Common Stock, $1 par value, outstanding as of May 1, 2002 was 8,630,014.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index






Part I.      FINANCIAL INFORMATION

                                                                         PAGE

Item 1.      Financial Statements:

             Consolidated Balance Sheets as of
                March 31, 2002 and December 31, 2001                       3

             Consolidated Statements of Earnings for the three
                months ended March 31, 2002 and 2001                       4

             Consolidated Statements of Cash Flows for the
                three months ended March 31, 2002 and 2001                 5

             Notes to Consolidated Financial Statements                    6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10




SIGNATURES                                                                 15


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
               (In thousands except for share and per share data)


                                                                 March 31    December 31
                                                                   2002          2001
                                                               -----------   -----------
                                                               (UNAUDITED)
        ASSETS

Current assets:
        Cash and cash equivalents                                $   3,978    $   2,688
        Accounts receivable-less allowance for
           doubtful accounts of $4,700 in 2002
           and $4,200 in 2001                                       59,080       52,797
        Inventories                                                 63,886       62,678
        Deferred income taxes                                        6,300        6,300
        Prepaid expenses and other current assets                    2,797        2,302
                                                                 ---------    ---------
                    Total current assets                           136,041      126,765

Property, plant and equipment, net                                  34,877       35,237
Intangibles                                                          8,888        9,057
Goodwill                                                             6,282        6,282
Other assets                                                        10,176        9,361
Deferred income taxes                                                5,250        5,250
                                                                 ---------    ---------
                    Total assets                                 $ 201,514    $ 191,952
                                                                 =========    =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion of long-term debt                        $   4,353    $   4,339
        Accounts payable                                            22,031       21,101
        Accrued liabilities                                         24,113       22,010
        Income taxes payable                                         4,188        4,137
                                                                 ---------    ---------
                    Total current liabilities                       54,685       51,587

Long-term pension liability, less current portion                    9,613        9,613
Deferred income taxes                                                3,880        3,880
Long-term debt, less current portion                                63,387       61,989
                                                                 ---------    ---------
                    Total liabilities                              131,565      127,069
                                                                 ---------    ---------
Shareholders' equity:
        Preferred stock $ .01 par value, authorized
           1,000,000 shares; no shares issued                         --           --
        Common stock $1 par value, authorized
           20,000,000 shares; issued 10,000,000 shares              10,000       10,000
        Additional paid-in capital                                     795          835
        Accumulated other comprehensive loss                        (2,273)      (2,250)
        Retained earnings                                           81,939       76,991
                                                                 ---------    ---------
                                                                    90,461       85,576

        Less: Treasury stock at cost, 1,485,473 shares
                   in 2002 and 1,505,256 shares in 2001            (19,720)     (19,758)
                   Receivables for stock options exercised            (792)        (935)
                                                                 ---------    ---------
                    Total shareholders' equity                      69,949       64,883
                                                                 ---------    ---------

                    Total liabilities and shareholders' equity   $ 201,514    $ 191,952
                                                                 =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               (In thousands except for share and per share data)
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                                --------
                                                         2002            2001
                                                         ----            ----

Net sales                                           $    79,940     $    66,727

Cost of goods sold                                       37,377          31,558
Selling and administrative expenses                      35,417          30,880
                                                    -----------     -----------
Operating income                                          7,146           4,289

Other income (expense):
    Gain on sale of land                                  2,428            --
    Interest expense, net                                (1,218)         (1,961)
    Other expense, net                                     (110)           (100)
                                                    -----------     -----------
Earnings before income taxes                              8,246           2,228
Income taxes                                              3,298             958
                                                    -----------     -----------
Net earnings                                        $     4,948     $     1,270
                                                    ===========     ===========

Earnings per common share:
    Basic                                           $      0.58     $      0.15
                                                    ===========     ===========
    Diluted                                         $      0.56     $      0.15
                                                    ===========     ===========

Weighted average common shares outstanding:
    Basic                                             8,503,000       8,391,000
                                                    ===========     ===========
    Diluted                                           8,803,000       8,439,000
                                                    ===========     ===========











               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (In thousands)
                                   (UNAUDITED)

                                                                      March 31
                                                                      --------
                                                                  2002       2001
                                                                  ----       ----

Cash flows from operating activities:
Net earnings                                                    $ 4,948    $ 1,270
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                     1,751      1,961
Provision for doubtful accounts                                     497        284
Gain on sale of land                                             (2,428)      --
Other non-cash operating items                                      128        191
Changes in operating assets and liabilities:
    Accounts receivable                                          (6,787)    (3,000)
    Inventories                                                  (1,225)    (2,112)
    Prepaid expenses and other current assets                      (495)      (716)
    Other assets                                                   (816)      (388)
    Accounts payable                                                935      2,267
    Accrued liabilities                                           2,106      1,796
    Income taxes payable                                            254        873
                                                                -------    -------

          Net cash provided by (used in) operating activities    (1,132)     2,426
                                                                -------    -------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of land                                2,940         13
    Property, plant and equipment additions                      (1,728)      (976)
                                                                -------    -------

         Net cash provided by (used in) investing activities      1,212       (963)
                                                                -------    -------

Cash flows provided by (used in) financing activities:
    Principal borrowings (payments) under long-term debt, net     1,415     (1,534)
    Receivables for stock options exercised                           3          3
    Acquisition of treasury stock                                  (206)      (274)
                                                                -------    -------

          Net cash provided by (used in) financing activities     1,212     (1,805)
                                                                -------    -------

Effect of exchange rate changes on cash                              (2)       (23)
                                                                -------    -------

Net increase (decrease)  in cash and cash equivalents             1,290       (365)

Cash and cash equivalents at beginning of year                    2,688      2,910
                                                                -------    -------

Cash and cash equivalents at end of period                      $ 3,978    $ 2,545
                                                                =======    =======

Supplemental disclosures:
Cash paid:
    Interest                                                    $   355    $   744
    Income taxes                                                $ 3,134    $   100


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited consolidated financial statements of Del Laboratories, Inc. and subsidiaries ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Net sales, cost of sales and selling and administrative expenses for 2001 include reclassifications to conform to current year presentation. Interim results are not necessarily indicative of results for a full year.

       On January 1, 2002, the Company adopted the Emerging Issues Task Force ("EITF") Issue No. 00-14 "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" requires that sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction be recorded as a reduction from revenue. EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" requires that unless specific criteria are met, consideration from a vendor to a retailer (e.g. "slotting fees", "cooperative advertising arrangements", "buy downs", etc.) be recorded as a reduction from revenue. As result of the adoption on January 1, 2002, of EITF Issue No. 00-14 and EITF Issue No. 00-25, costs of $7,766,000 and $6,011,000 were recorded as a reduction of net sales for the three months ended March 31, 2002 and March 31, 2001, respectively. In 2001, such costs were included in selling and administrative expenses and have been reclassified to conform with current year presentation.

       Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. Since the Company did not enter into any business combinations subsequent to June 30, 2001, the adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements. During the first quarter of 2002 the Company performed the required SFAS No. 142 impairment tests of goodwill and intangible assets as of January 1, 2002, and has determined that no adjustment to the asset values or to the useful lives of the intangible assets is required. As a result, earnings per share information for the three months ended March 31, 2002 is comparative with the corresponding period in the prior year. The Company does not have any intangible assets, other than goodwill, with indefinite useful lives.

       A summary of the Company's critical and significant accounting policies are presented in its 2001 Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Form 10-K when reviewing interim financial results.

       In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for interim periods.


2.     INVENTORIES

       Inventories are valued at the lower of cost (principally first-in, first-out) or market value. The Company records adjustments to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories are as follows:


                                           March 31          December 31
                                            2002                2001
                                            ----                ----
                                                 (in thousands)

               Raw Materials              $37,322             $29,114
               Work In Process              3,512               3,893
               Finished Goods              23,052              29,671
                                          -------             -------
                                          $63,886             $62,678
                                          =======             =======

3.     INTANGIBLES

       Intangibles arising from acquisitions are as follows:

                                                  March 31, 2002
                                                  --------------
                                                  (in thousands)
                                           Gross
                                          Carrying     Accumulated   Net Book
                                           Value      Amortization    Value
                                           -----      ------------    -----

       Intellectual property rights        $10,558       $2,083       $8,475
       Trademarks                            3,000        2,587          413
                                           -------       ------       ------
                                           $13,558       $4,670       $8,888
                                           =======       ======       ======


       Amortization expense was $169,000 for the three months ended March 31, 2002 and $220,000 for the three months ended March 31, 2001. The estimated amortization expense for the fiscal years ended December 31, 2002, 2003, 2004, 2005, and 2006, is $678,000, $678,000, $678,000,
       $528,000, and $528,000, respectively. The original useful lives was 20 years for intellectual property rights and trademarks. Upon adoption of SFAS No. 142, the remaining useful lives were still deemed appropriate as of January 1, 2002.


4.      LONG-TERM DEBT
                                                        March 31   December 31
                                                          2002         2001
                                                          ----         ----
                                                            (in thousands)

      9.5% senior notes                                  $36,000     $36,000
      Notes payable under revolving credit agreement      26,500      25,000
      Mortgages on land and buildings                      5,240       5,328
                                                         -------     -------
                                                         $67,740     $66,328
      Less current portion                                 4,353       4,339
                                                         -------     -------
                                                         $63,387     $61,989
                                                         =======     =======


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

       On March 26, 2002, the Company amended and restated the revolving credit agreement entered into in December 1998 and amended on February 25, 2000. The amendment provides credit of $45,000,000 and extends the expiration to March 26, 2005. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. Covenants provide among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures. The agreement is unsecured and no compensating balances are required. The lenders executed a Release and Termination Agreement of the collateral liens granted in the amended February 25, 2000 revolving credit agreement.


5.     PLANT CLOSURE

       On June 26, 2001, the Company announced that it would initiate a series of actions resulting in a full closure of the Newark, New Jersey manufacturing facility by the end of the first quarter of 2002. It was estimated that the plant closure would result in the termination of approximately 70 production and clerical employees. Estimated severance, pension curtailment and other exit plan expenses of $226,000 were recorded in the second quarter of 2001. As of March 31, 2002, manufacturing operations ceased, a total of 56 production and clerical employees were terminated and $213,000 of exit costs were incurred. The Company believes that the accrued exit cost liability of $13,000 at March 31, 2002 is adequate for the balance of costs to be incurred.

6.     SALE OF LAND

       On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3,335,000 which was reduced by $160,000 for closing costs. In addition, $235,000 of the sales price will be paid by the purchaser upon the earlier of February 13, 2003 or two business days after receipt by the purchaser of a certificate of occupancy on any building constructed on such land. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500,000. After transaction related costs of $407,000, a gain of $2,428,000 ($1,457,000 after-tax, or
       $0.17 per basic share) was recorded in the first quarter. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.



7.     EARNINGS PER SHARE

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

       On November 20, 2001, the Company's Board of Directors approved a 5% stock dividend. As a result, 404,510 shares of treasury stock were issued on December 28, 2001 to shareholders of record on December 1, 2001. Accordingly, the weighted-average common shares outstanding in the consolidated statement of earnings for the quarter ended March 31, 2001, have been adjusted to reflect the dividend.

       A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:



                                                             Three Months Ended
                                                                 March 31
                                                                 --------
                                                              2002        2001
                                                              ----        -----
                                                          (Amounts in thousands,
                                                          except per share data)

       Net earnings (numerator)                               $4,948      $1,270
                                                              ------      ------

       Weighted-average common shares
          (denominator for basic earnings
          per share)                                           8,503       8,391

       Effect of dilutive securities:
          Employee stock options                                 300          48
                                                              ------      ------

       Weighted-average common and potential
          common shares outstanding
          (denominator for diluted
          earnings per share)                                  8,803       8,439
                                                              ======      ======

       Basic earnings per share                               $ 0.58      $ 0.15
                                                              ======      ======


       Diluted earnings per share                             $ 0.56      $ 0.15
                                                              ======      ======

8.     COMPREHENSIVE INCOME

       The components of comprehensive income for the three months ended March 31, 2002 and 2001 are as follows:
                                                      Three Months Ended
                                                            March 31
                                                     2002          2001
                                                     -----         ----
                                                        (in thousands)

       Net earnings                                $  4,948     $  1,270

       Foreign currency translation                     (23)        (410)
                                                   --------     --------

       Total comprehensive income                  $  4,925     $    860
                                                   ========     ========


9.     SEGMENT INFORMATION

       The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary oral analgesics, acne treatment products and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. As result of the adoption on January 1, 2002, of EITF Issue No. 00-14 and EITF Issue No. 00-25, (described in note 1 to these consolidated financial statements) costs of $7,766,000 and $6,011,000 were recorded as a reduction of net sales for the three months ended March 31, 2002 and March 31, 2001, respectively. In 2001, these costs were included in selling and administrative expenses. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments; depreciation of unallocated assets is charged to the Cosmetic segment.

                                                      For the Three Months Ended
                                                              March 31,
                                                       2002              2001
                                                       ----              ----
                                                            (in thousands)

       Net sales:
          Cosmetic                                    $ 63,746         $ 50,450
          Pharmaceutical                                16,194           16,277
                                                      --------         --------
          Consolidated                                $ 79,940         $ 66,727
                                                      ========         ========

       Operating income:
          Cosmetic                                    $  4,983         $  1,071
          Pharmaceutical                                 2,163            3,218
                                                      --------         --------
          Consolidated                                $  7,146         $  4,289

       Other Income (expense):
          Gain on sale of land                        $  2,428         $   --
          Interest expense, net                       $ (1,218)        $ (1,961)
          Other expense, net                          $   (110)        $   (100)
                                                      --------         --------

       Earnings before income taxes                   $  8,246         $  2,228
                                                      ========         ========

       Depreciation and amortization:
          Cosmetic                                    $  1,677         $  1,843
          Pharmaceutical                                    74              118
                                                      --------         --------
          Consolidated                                $  1,751         $  1,961
                                                      ========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands except per share data)

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

REVENUE RECOGNITION

The Company sells its products to chain drug stores, mass volume retailers, supermarkets and wholesalers. Sales of such products are principally denominated in U.S. dollars. The Company's accounts receivable reflect the granting of credit to these customers. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns. The Company does not bill customers for shipping and handling costs and, accordingly, classifies such costs as selling and administrative expense. Revenues are recognized and discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less returns, various promotional allowances and trade discounts and allowances. The Company allows customers to return their unsold products when they meet certain criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon actual return rates by product and planned product discontinuances. The Company records estimated reserves for future sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products which are recorded as inventories are valued based on estimated realizable value. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions, customer inventory levels or competitive conditions differ from expectations.

On January 1, 2002, the Company implemented EITF Issue No. 00-14 "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" requires that sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction be recorded as a reduction from revenue. Previously, these items were included in selling and administrative expenses. EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" requires that unless specific criteria are met, consideration from a vendor to a retailer (e.g. "slotting fees", "cooperative advertising arrangements", "buy downs", etc.) be recorded as a reduction from revenue, as opposed to a selling expense. As a result of the implementation of EITF Issue No. 00-14 and EITF Issue No. 00-25, costs of $7,766 and $6,011 were recorded as a reduction of net sales for the three months ended March 31, 2002 and March 31, 2001, respectively. In 2001, these costs were included in selling and administrative expenses.


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

Long-lived assets, other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

In accordance with SFAS No. 142, goodwill must be tested annually for impairment at the reporting unit level. The Company's reporting units are its Cosmetics and Pharmaceutical segments. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded.

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


(1)        RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2002 VERSUS MARCH 31, 2001

Net sales for the first quarter of 2002 were $79,940, an increase of 19.8% compared to $66,727, in the first quarter of 2001. Net sales for 2001 include a reclassification to conform with current year presentation. Cosmetics net sales were $63,746, an increase of 26.4% compared to $50,450 in 2001. The increase is due principally to volume growth in the Sally Hansen family of brands and in N.Y.C. New York Color and increased distribution of Naturistics Cosmetics, due to a repackaging and relaunch program in the first quarter of 2002. Pharmaceutical net sales were $16,194, compared to $16,277 in 2001. A volume increase in Pharmaceuticals, principally in the Orajel brand of analgesics, the core pharmaceutical business, was offset by higher promotional costs in the first quarter of 2002 as compared to the first quarter of 2001, and the reclassification of these promotional costs as a reduction from revenue in accordance with EITF Issue No. 00-25 described above.

Cost of goods sold for the first quarter of 2002 was $37,377, or 46.8% of net sales, compared to $31,558, or 47.3% of net sales in 2001. The improvement in cost of goods sold, as a percentage of net sales is primarily due to the increase in sales volume.

Selling and administrative expenses for the first quarter of 2002 were $35,417, or 44.3% of net sales, compared to $30,880, or 46.3% of net sales in 2001. The increase of $4,537 is primarily attributable to higher advertising expenses, higher compensation and pension costs and an increase in the allowance for doubtful accounts to provide for January 2002 shipments to K-Mart prior to their Chapter XI bankruptcy filing. In Pharmaceuticals, higher advertising and promotional expenses in the first quarter of 2002 as compared to 2001, negatively impacted the quarter-to-quarter comparison of operating income by approximately $1,000 as shown in footnote 9 to the consolidated financial statements. Advertising and promotional expenses are subject to quarterly fluctuation due to the timing of these expenses and it is anticipated that the 2002 annual advertising and promotional expenses will be in line with prior year. The improvement in selling and administrative expenses, as a percentage of net sales, is primarily attributable to net sales increasing at a higher rate than the increase in expenses.

On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3,335 which was reduced by $160 for closing costs. In addition, $235 of the sales price will be paid by the purchaser upon the earlier of February 13, 2003 or two business days after receipt by the purchaser of a certificate of occupancy on any building constructed on such land. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500. After transaction related costs of $407, a gain of $2,428 ($1,457 after-tax, or $0.17 per basic share) was recorded in the first quarter. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

Interest expense, net of interest income, for the first quarter of 2002 was $1,218, compared to $1,961 in 2001. The decrease in interest expense is due to a reduction in average outstanding borrowings, and decreased borrowing rates.

Income taxes are based on the Company's expected annual effective tax rate of 40% in 2002 and 2001.

Net earnings for the first quarter of 2002 were $4,948, or $0.58 per basic share, compared to net earnings of $1,270, or $0.15 per basic share in 2001. Net earnings for the first quarter of 2002 include a gain on the sale of land of $1,457, or $0.17 per basic share, as more fully described above and in note 6 to the consolidated financial statements.




(2) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 the Company had cash and cash equivalents of $3,978 compared to $2,688 at December 31, 2001 and $2,545 at March 31, 2001.

Net cash used in operating activities was $1,132 for the three months ended March 31, 2002, due principally to increases of $6,787 in accounts receivable and $1,225 in inventories, partially offset by the increase in net earnings. The increase in accounts receivable is attributable to the timing of shipments during the first quarter. The increase in inventories is due to the timing of purchases of raw materials and components to support projected sales levels.

Net cash provided by investing activities for the three months ended March 31, 2002 was $1,212 due to net proceeds of $2,940 from the sale of land partially offset by expenditures of $1,728 for property, plant and equipment.

Net cash provided by financing activities for the three months ended March 31, 2002 was $1,212 due primarily to a net increase in borrowings of $1,415 under the revolving credit agreement.

On March 26, 2002, the senior notes were amended and restated. The senior note holder executed a Release and Termination Agreement of the collateral liens granted in the previous amendment. The notes require annual principal repayments of $4,000 on May 31, 2002; $8,000 on May 31, 2003 and May 31, 2004 and $16,000
on May 31, 2005. The amended agreement is unsecured and includes covenants, which provide among other things for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures.

On March 26, 2002, the Company amended and restated the revolving credit agreement entered into in December 1998 and amended on February 25, 2000. The amendment provides credit of $45,000 and extends the expiration to March 26, 2005. As a result of this amendment, our credit line increased to $45,000 from $43,500. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The new deferred financing fees associated with the March 26, 2002 amendment and the unamortized deferred financing fees related to the February 25, 2000 agreement are now being amortized over the term of the new agreement. Covenants provide among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures. The agreement is unsecured and no compensating balances are required. The lenders under the amended February 25, 2000 revolving credit agreement executed a Release and Termination Agreement of the collateral liens granted in the previous amendment.

CONTRACTUAL OBLIGATIONS

In order to aggregate all contractual commitments as of March 31, 2002, the Company has included the following table:

                                                     PAYMENTS DUE BY PERIOD
                                      -----------------------------------------------------
                                             Less Than    1 - 2    2 - 3     3 - 5  After
                                      TOTAL    1 YEAR     YEARS    YEARS     YEARS  5 YEARS
                                      -----    -------    -----    -----     -----  -------

Long-term Debt                       $41,240   $4,353   $ 8,369   $ 9,334   $19,184   $--
Revolving Credit Agreement            26,500     --        --      26,500      --      --
Operating Leases                       5,961    2,644     1,889     1,232       188    8
                                     -------   ------   -------   -------   -------   --

Total Contractual Cash Obligations   $73,701   $6,997   $10,258   $37,066   $19,372   $8
                                     =======   ======   =======   =======   =======   ==


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




                                                 DEL LABORATORIES, INC.
                                                 ----------------------
                                                 (Registrant)








DATE:    MAY 13, 2002                            /S/ Dan K. Wassong
------------------------                         -----------------------------
                                                 Dan K. Wassong
                                                 Chairman, President and
                                                 Chief Executive Officer








DATE:    MAY 13, 2002                            /S/ Enzo J. Vialardi
------------------------                         ------------------------------
                                                 Enzo J. Vialardi
                                                 Executive Vice President and
                                                 Chief Financial Officer