Form 10-Q
period 2002-06-30
DEL LABORATORIES INC
filed 2002-08-13
CIK 27751

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           -----
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

                        YES  (X)           NO  (  )

The number of shares of Common Stock, $1 par value, outstanding as of August 12, 2002 was 8,662,764.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index






Part I.      FINANCIAL INFORMATION
                                                                           PAGE

Item 1.      Financial Statements:

             Consolidated Balance Sheets as of
                June 30, 2002 and December 31, 2001                          3

             Consolidated Statements of Earnings for the three and six
                months ended June 30, 2002 and 2001                          4

             Consolidated Statements of Cash Flows for the
                six months ended June 30, 2002 and 2001                      5

             Notes to Consolidated Financial Statements                      6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10




Part II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders             15

Item 6.      Exhibits and Reports on Form 8-K                                15




SIGNATURES                                                                   16


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
               (In thousands except for share and per share data)


                                                                    June 30     December 31
                                                                      2002          2001
                                                                  -----------   -----------
                                                                  (UNAUDITED)
        ASSETS

Current assets:
        Cash and cash equivalents                                  $   1,594    $   2,688
        Accounts receivable-less allowance for doubtful accounts
           of $4,950 in 2002 and $4,200 in 2001                       62,580       52,797
        Inventories                                                   68,414       62,678
        Deferred income taxes                                          6,300        6,300
        Prepaid expenses, taxes and other current assets               2,119        2,302
                                                                   ---------    ---------

                    Total current assets                             141,007      126,765

Property, plant and equipment, net                                    35,220       35,237
Intangibles                                                            8,719        9,057
Goodwill                                                               6,282        6,282
Other assets                                                          10,268        9,361
Deferred income taxes                                                  5,250        5,250
                                                                   ---------    ---------

                    Total assets                                   $ 206,746    $ 191,952
                                                                   =========    =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion of long-term debt                          $   8,373    $   4,339
        Accounts payable                                              25,789       21,101
        Accrued liabilities                                           26,471       22,010
        Income taxes payable                                            --          4,137
                                                                   ---------    ---------

                    Total current liabilities                         60,633       51,587

Long-term pension liability, less current portion                      9,613        9,613
Deferred income taxes                                                  3,880        3,880
Long-term debt, less current portion                                  57,732       61,989
                                                                   ---------    ---------

                    Total liabilities                                131,858      127,069
                                                                   ---------    ---------

Shareholders' equity:
        Preferred stock $.01 par value, authorized
           1,000,000 shares; no shares issued                           --           --
        Common stock $1 par value, authorized
           20,000,000 shares; issued 10,000,000 shares                10,000       10,000
        Additional paid-in capital                                     1,807          835
        Accumulated other comprehensive loss                          (1,809)      (2,250)
        Retained earnings                                             86,528       76,991
                                                                   ---------    ---------

                                                                      96,526       85,576

        Less: Treasury stock at cost, 1,340,236 shares
                   in 2002 and 1,505,256 shares in 2001              (20,849)     (19,758)
                   Receivables for stock options exercised              (789)        (935)
                                                                   ---------    ---------
                    Total shareholders' equity                        74,888       64,883
                                                                   ---------    ---------

                    Total liabilities and shareholders' equity     $ 206,746    $ 191,952
                                                                   =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (In thousands except for share and per share data)
                                   (UNAUDITED)




                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30                      JUNE 30
                                                        -------                      -------
                                                  2002           2001          2002            2001
                                              -----------    -----------    -----------    -----------

Net sales                                     $    93,262    $    80,512    $   173,202    $   147,239

Cost of goods sold                                 44,979         38,944         82,356         70,502
Selling and administrative expenses                39,663         34,058         75,080         64,938
                                              -----------    -----------    -----------    -----------

Operating income                                    8,620          7,510         15,766         11,799

Other income (expense):
    Gain on sale of land                             --             --            2,428           --
    Interest expense, net                          (1,126)        (1,863)        (2,344)        (3,824)
    Other expense, net                               (106)          (104)          (216)          (204)
                                              -----------    -----------    -----------    -----------

Earnings before income taxes                        7,388          5,543         15,634          7,771
Income taxes                                        2,799          2,228          6,097          3,186
                                              -----------    -----------    -----------    -----------
Net earnings                                  $     4,589    $     3,315    $     9,537    $     4,585
                                              ===========    ===========    ===========    ===========

Earnings per common share:
    Basic                                     $      0.53    $      0.39    $      1.11    $      0.54
                                              ===========    ===========    ===========    ===========
    Diluted                                   $      0.51    $      0.39    $      1.07    $      0.54
                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
    Basic                                       8,616,000      8,435,000      8,560,000      8,413,000
                                              ===========    ===========    ===========    ===========
    Diluted                                     9,060,000      8,465,000      8,932,000      8,452,000
                                              ===========    ===========    ===========    ===========











               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (In thousands)
                                   (UNAUDITED)

                                                                       June 30
                                                                       -------

                                                                  2002         2001
                                                                --------    --------
Cash flows from operating activities:
Net earnings                                                    $  9,537    $  4,585
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                      3,609       3,919
Provision for doubtful accounts                                      872         244
Gain on sale of land                                              (2,428)       --
Other non-cash operating items                                       128         213
Changes in operating assets and liabilities:
    Accounts receivable                                          (10,540)     (3,971)
    Inventories                                                   (5,368)     (1,740)
    Prepaid expenses, taxes and other current assets                 182          57
    Other assets                                                    (888)       (176)
    Accounts payable                                               4,553       5,513
    Accrued liabilities                                            4,386         686
    Income taxes payable                                          (1,727)        544
                                                                --------    --------

          Net cash provided by operating activities                2,316       9,874
                                                                --------    --------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of land                                 2,940          13
    Property, plant and equipment additions                       (3,596)     (2,371)
                                                                --------    --------

         Net cash used in investing activities                      (656)     (2,358)
                                                                --------    --------

Cash flows provided by (used in) financing activities:
    Principal borrowings (payments) under long-term debt, net       (273)     (6,082)
    Receivables for stock options exercised                            6           3
    Exercise of stock options                                         32        --
    Acquisition of treasury stock                                 (2,489)       (274)
                                                                --------    --------

          Net cash used in financing activities                   (2,724)     (6,353)
                                                                --------    --------

Effect of exchange rate changes on cash                              (30)        (17)
                                                                --------    --------

Net (decrease) increase in cash and cash equivalents              (1,094)      1,146

Cash and cash equivalents at beginning of year                     2,688       2,910
                                                                --------    --------

Cash and cash equivalents at end of period                      $  1,594    $  4,056
                                                                ========    ========

Supplemental disclosures:
Cash paid:
    Interest                                                    $  2,209    $  3,727
    Income taxes                                                $  8,103    $  2,684


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)


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

       On January 1, 2002, the Company adopted the Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" requires that sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction be recorded as a reduction from revenue. Previously, these items were included in selling and administrative expenses. EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" requires that unless specific criteria are met, consideration from a vendor to a retailer (e.g., "slotting fees", "cooperative advertising arrangements", "buy downs", etc.) be recorded as a reduction from revenue. As result of the adoption on January 1, 2002, of EITF Issue No. 00-14 and EITF Issue No. 00-25, costs of $8,560 and $7,425 for the three months ended June 30, 2002 and 2001, respectively, and costs of $16,326 and $13,436 for the six months ended June 30, 2002 and 2001, respectively, were recorded as a reduction of net sales. In 2001, such costs were included in selling and administrative expenses and have been reclassified to conform with current year presentation.

       Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. Since the Company did not enter into any business combinations subsequent to June 30, 2001, the adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements. During the first quarter of 2002, the Company performed the required SFAS No. 142 impairment tests of goodwill and intangible assets as of January 1, 2002, and determined that no adjustment to the asset values or to the useful lives of the intangible assets is required. This determination, as well as the fact that the Company's goodwill was recorded prior to October 31, 1970 and therefor, was not subject to amortization prior to the adoption of SFAS No. 142 resulted in earnings per share information for the three and six months ended June 30, 2002 being comparative with the corresponding period in the prior year. The Company does not have any intangible assets, other than goodwill, with indefinite useful lives.

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


2.     INVENTORIES

       Inventories are valued at the lower of cost (principally first-in, first-out) or market value. The Company records adjustments to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories are as follows:

                                                    June 30        December 31
                                                     2002             2001
                                                     ----             ----

                     Raw Materials              $   44,954         $  29,114
                     Work In Process                 3,806             3,893
                     Finished Goods                 19,654            29,671
                                                ----------         ---------
                                                $   68,414         $  62,678
                                                ==========         =========

3.     INTANGIBLES

       Intangibles arising from acquisitions are as follows:

                                                       June 30, 2002
                                                       -------------
                                               Gross                       Net
                                             Carrying      Accumulated     Book
                                               Value       Amortization    Value
                                               -----       ------------    -----

            Intellectual property rights      $10,558        $2,214      $8,344
            Trademarks                          3,000         2,625         375
                                              -------        ------      ------
                                              $13,558        $4,839      $8,719
                                              =======        ======      ======

       Amortization expense amounted to $169 and $220 for the three months ended June 30, 2002 and 2001, respectively, and amounted to $338 and $440 for the six months ended June 30, 2002 and 2001, respectively. The estimated amortization expense for the fiscal years ending December 31, 2002, 2003, 2004, 2005, and 2006, is $678, $678, $678, $528, and $528, respectively.
       The original useful lives were 20 years for intellectual property rights and trademarks. Upon adoption of SFAS No. 142 as of January 1, 2002, the remaining useful lives were still deemed appropriate.


4.     LONG-TERM DEBT

                                                   June 30          December 31
                                                     2002              2001
                                                    -----              ----

           9.5% senior notes                       $32,000           $36,000
           Notes payable under revolving
               credit agreement                     28,900            25,000
           Mortgages on land and buildings           5,205             5,328
                                                   -------           -------
                                                   $66,105           $66,328
           Less current portion                      8,373             4,339
                                                   -------           -------
                                                   $57,732           $61,989
                                                   =======           =======

       On March 26, 2002, the senior notes were amended and restated. The senior note holder executed a Release and Termination Agreement of the collateral liens granted in the previous amendment. The notes require annual principal repayments of $8,000 on May 31, 2003 and May 31, 2004 and $16,000 on May 31, 2005. The amended agreement is unsecured and includes covenants, which provide among other things for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures.

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


5.     PLANT CLOSURE

       On June 26, 2001, the Company announced that it would initiate a series of actions resulting in a full closure of the Newark, New Jersey manufacturing facility by the end of the first quarter of 2002. It was estimated that the plant closure would result in the termination of approximately 70 production and clerical employees. Estimated severance, pension curtailment and other exit plan expenses of $226 were recorded in the second quarter of 2001. During the second quarter of 2002, an additional $45 in exit plan expenses was recorded. As of June 30, 2002, manufacturing operations have ceased, a total of 67 production and clerical employees were terminated and $260 of exit costs were expended. The Company believes that the accrued exit cost liability of $11 at June 30, 2002 is adequate for the balance of costs to be incurred.

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

       On November 20, 2001, the Company's Board of Directors approved a 5% stock dividend. As a result, 404,510 shares of treasury stock were issued on December 28, 2001 to shareholders of record on December 1, 2001. Accordingly, the weighted-average common shares outstanding in the consolidated statements of earnings for the three and six months ended June 30, 2001, have been adjusted to reflect the dividend.

       A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:



                                                         Three Months Ended  Six Months Ended
                                                               June 30           June 30
                                                                -------           -------
                                                             2002      2001     2002     2001
                                                             ----      ----     ----     ----

       Net earnings (numerator)                             $4,589   $3,315   $9,537   $4,585
                                                            ------   ------   ------   ------

       Weighted-average common shares
          (denominator for basic earnings per share)         8,616    8,435    8,560    8,413

       Effect of dilutive securities:
          Employee stock options                               444       30      372       39
                                                            ------   ------   ------   ------

       Weighted-average common and potential
          common shares outstanding
          (denominator for diluted earnings per share)       9,060    8,465    8,932    8,452
                                                            ======   ======   ======   ======

       Basic earnings per share                             $ 0.53   $ 0.39   $ 1.11   $ 0.54
                                                            ======   ======   ======   ======

       Diluted earnings per share                           $ 0.51   $ 0.39   $ 1.07   $ 0.54
                                                            ======   ======   ======   ======



       Employee stock options of 313,000 and 1,605,000 shares for the three months ended June 30, 2002 and 2001, respectively, and 374,000 and 1,695,000 shares for the six months ended June 30, 2002 and 2001, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.

       As a result of stock options exercised during the first half of 2002, the corresponding tax benefit of $2,337 was recorded as a reduction to income taxes payable and as an increase in additional paid-in capital.

8.     COMPREHENSIVE INCOME

       The components of comprehensive income for the three and six months ended June 30, 2002 and 2001 are as follows:

                                           Three Months Ended   Six Months Ended
                                                 June 30             June 30
                                                 -------             -------
                                             2002      2001       2002      2001
                                            -----      ----       ----      ----

       Net earnings                        $ 4,589   $ 3,315     $ 9,537   $ 4,585

       Foreign currency translation            464       305         441      (105)
                                           -------   -------     -------   -------

       Total comprehensive income          $ 5,053   $ 3,620     $ 9,978   $ 4,480
                                           =======   =======     =======   =======



9.     SEGMENT INFORMATION

       The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary oral analgesics, acne treatment products and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. As result of the adoption on January 1, 2002, of EITF Issue No. 00-14 and EITF Issue No. 00-25, (described in note 1 to these consolidated financial statements) costs of $8,560 and $7,425 were recorded as a reduction of net sales for the three months ended June 30, 2002 and June 30, 2001, respectively. Costs of $16,326 and $13,436 were recorded as a reduction of net sales for the six months ended June 30, 2002 and 2001, respectively. In 2001, these costs were included in selling and administrative expenses. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments; depreciation of unallocated assets is charged to the Cosmetic segment.



                                       Three Months Ended        Six Months Ended
                                            June 30                   June 30
                                            -------                   -------
                                      2002          2001        2002         2001
                                      ----          ----        ----         ----

       Net sales:
           Cosmetic                $  76,238    $  64,484    $ 139,983    $ 114,934
           Pharmaceutical             17,024       16,028       33,219       32,305
                                   ---------    ---------    ---------    ---------
           Consolidated            $  93,262    $  80,512    $ 173,202    $ 147,239
                                   =========    =========    =========    =========

       Operating income:
           Cosmetic                $   6,939    $   5,076    $  11,921    $   6,147
           Pharmaceutical              1,681        2,434        3,845        5,652
                                   ---------    ---------    ---------    ---------
           Consolidated            $   8,620    $   7,510    $  15,766    $  11,799

       Other income (expense):
           Gain on sale of land    $    --      $    --      $   2,428    $    --
           Interest expense, net   $  (1,126)   $  (1,863)   $  (2,344)   $  (3,824)
           Other expense, net      $    (106)   $    (104)   $    (216)   $    (204)
                                   ---------    ---------    ---------    ---------

       Earnings before income
          taxes                    $   7,388    $   5,543    $  15,634    $   7,771
                                   =========    =========    =========    =========

       Depreciation and amortization:
           Cosmetic                $   1,774    $   1,835    $   3,451    $   3,678
           Pharmaceutical                 84          123          158          241
                                   ---------    ---------    ---------    ---------

           Consolidated            $   1,858    $   1,958    $   3,609    $   3,919
                                   =========    =========    =========    =========

10.    COMMITMENTS AND CONTINGENCIES

In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement relates to empty drums coming to the Site in 1977 and 1978. In the third quarter of 2001, the Company recorded an estimate of $550 in selling and administrative expenses based on information received from the EPA as to its potential liability for past remediation activities. In October 2001, the Company became a member of a Joint Defense Group ("the JDG"). In the second quarter of 2002, the EPA and the JDG agreed in principle to the amounts of payments required to settle past and future liabililties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with regard to the Site. Pursuant to an agreement among JDG members as to how to allocate such payment amounts, the Company recorded, in the second quarter of 2002, an additional estimate of $785 in selling and administrative expenses. The Company believes the current recorded estimated liability of $1,335 is adequate to cover the potential CERCLA liability associated with the Site. The Company currently anticipates that the payment of its allocated share will be due in the third or fourth quarter of 2002. The charge of $785 had a negative impact of $0.06 per basic share on net earnings for the second quarter and the six months ended June 30, 2002.


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

On January 1, 2002, the Company implemented EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" requires that sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction be recorded as a reduction from revenue. Previously, these items were included in selling and administrative expenses. EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" requires that unless specific criteria are met, consideration from a vendor to a retailer (e.g., "slotting fees", "cooperative advertising arrangements", "buy downs", etc.) be recorded as a reduction from revenue, as opposed to a selling expense. As a result of the implementation of EITF Issue No. 00-14 and EITF Issue No. 00-25, costs of $8,560 and $7,425 were recorded as a reduction of net sales for the three months ended June 30, 2002 and June 30, 2001, respectively. Costs of $16,326 and $13,436 were recorded as a reduction of net sales for the six months ended June 30, 2002 and 2001, respectively. In 2001, these costs were included in selling and administrative expenses and have been reclassified to conform with current year presentation.

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

(1)    RESULTS OF OPERATIONS

SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 VERSUS JUNE 30, 2001

Consolidated net sales for the second quarter of 2002 were $93,262, an increase of 15.8% compared to $80,512 in 2001. Consolidated net sales for the first six months of 2002 were $173,202, an increase of 17.6% compared to $147,239 in 2001. Net sales for 2001 include a reclassification to conform with current year presentation. Cosmetic net sales for the second quarter of 2002 were $76,238, an increase of 18.2% compared to $64,484 in 2001. Cosmetic net sales for the first six months of 2002 were $139,983, an increase of 21.8% compared to $114,934 in 2001. The second quarter increase is due principally to volume growth in the Sally Hansen family of brands and Naturistics Cosmetics. Pharmaceutical net sales for the second quarter of 2002 were $17,024, an increase of 6.2% compared to $16,028 in 2001. Pharmaceutical net sales for the first six months of 2002 were $33,219, an increase of 2.8% compared to $32,305 in 2001. The second quarter increase is primarily due to volume growth in the Orajel brand of analgesics and the introduction of Gentle Naturals, a line of special treatments for babies who have eczema, cradle cap, colds and ear aches, partially offset by increased promotional allowances.

Cost of goods sold for the second quarter of 2002 was $44,979 or 48.2% of net sales, compared to $38,944 or 48.4% of net sales in 2001. Cost of goods sold for the first six months of 2002 was $82,356 or 47.5% of net sales, compared to $70,502 or 47.9% of net sales in 2001. For the second quarter of 2002, in Pharmaceuticals, a change in sales mix, which includes the new Gentle Naturals line, negatively impacted the quarter to quarter comparison of operating income as reflected in the segment information contained in footnote 9 to the consolidated financial statements.

Selling and administrative expenses for the second quarter of 2002 were $39,663 or 42.5% of net sales compared to $34,058 or 42.3% of net sales in 2001. Selling and administrative expense for the first six months of 2002 were $75,080 or 43.3% of net sales compared to $64,938 or 44.1% net of sales. The increase of $5,605 for the three months ended June 30, 2002 and the increase of $10,142 for the six months ended June 30, 2002 is due primarily to higher advertising and promotional expenses and higher compensation and pension costs. The improvement in selling and administrative expenses, as a percentage of net sales, is attributable to sales increasing at a higher rate than increases in spending.

In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement relates to empty drums coming to the Site in 1977 and 1978. In the third quarter of 2001, the Company recorded an estimate of $550 in selling and administrative expenses based on information received from the EPA as to its potential liability for past remediation activities. In October 2001, the Company became a member of a Joint Defense Group ("the JDG"). In the second quarter of 2002, the EPA and the JDG agreed in principle to the amounts of payments required to settle past and future liabililties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with regard to the Site. Pursuant to an agreement among JDG members as to how to allocate such payment amounts, the Company recorded, in the second quarter of 2002, an additional estimate of $785 in selling and administrative expenses. The Company believes the current recorded estimated liability of $1,335 is adequate to cover the potential CERCLA liability associated with the Site. The Company currently anticipates that the payment of its allocated share will be due in the third or fourth quarter 2002. The charge of $785 had a negative impact of $0.06 per basic share on net earnings for the second quarter and the six months ended June 30, 2002.

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

Interest expense, net of interest income, for the second quarter of 2002 was $1,126 compared to $1,863 in 2001. Interest expense, net of interest income, for the first six months of 2002 was $2,344 compared to $3,824 in 2001. The decreases in net interest expense is due to a reduction in average outstanding borrowings and decreased borrowing rates.

Income taxes are based on the Company's expected annual effective tax rate of 39% in 2002 and 41% in 2001. The decrease in the effective tax rate for 2002 is primarily due to the reduced effect of non-deductible expenses on taxable income.

Net earnings for the second quarter of 2002 were $4,589 or $0.53 per basic share compared to net earnings of $3,315 or $0.39 per basic share in 2001. Net earnings for the six months ended June 30, 2002 were $9,537 or $1.11 per basic share compared to $4,585 or $0.54 per basic share in 2001. Net earnings for the six months of 2002 include a gain on the sale of land in the first quarter of $1,457 or $0.17 per basic share as more fully described above and in note 6 to the consolidated financial statements.

(2) LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 the Company had cash and cash equivalents of $1,594 compared to $2,688 at December 31, 2001 and $4,056 at June 30, 2001.

Net cash provided by operating activities was $2,316 for the six months ended June 30, 2002, due principally to net earnings of $9,537, depreciation and amortization of $3,609, increases in accounts payable and accrued liabilities of $4,553 and $4,386, respectively, offset by increases of $10,540 in accounts receivable and $5,368 in inventories. The increase in accounts receivable is attributable to the timing of shipments during the second quarter. The increase in inventories and accounts payable is due to the timing of purchases of raw materials and components to support projected sales levels.

Net cash used in investing activities for the six months ended June 30, 2002 was $656 due to expenditures of $3,596 for property, plant and equipment, partially offset by net proceeds of $2,940 from the sale of land.

Net cash used in financing activities for the six months ended June 30, 2002 was $2,724 due primarily to the acquisition of treasury stock of $2,489 in connection with stock option exercises.

On March 26, 2002, the senior notes were amended and restated. The senior note holder executed a Release and Termination Agreement of the collateral liens granted in the previous amendment. The notes require annual principal repayments of $8,000 on May 31, 2003 and May 31, 2004 and $16,000 on May 31, 2005. The
amended agreement is unsecured and includes covenants, which provide among other things for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures.

On March 26, 2002, the Company amended and restated the revolving credit agreement entered into in December 1998 and amended on February 25, 2000. The amendment provides credit of $45,000 and extends the expiration to March 26, 2005. As a result of this amendment, the Company's credit line increased to $45,000 from $43,500. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The new deferred financing fees associated with the March 26, 2002 amendment and the unamortized deferred financing fees related to the February 25, 2000 agreement are now being amortized over the term of the new agreement. Covenants provide among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures. The agreement is unsecured and no compensating balances are required. The lenders under the amended February 25, 2000 revolving credit agreement executed a Release and Termination Agreement of the collateral liens granted in the previous amendment.

On August 5, 2002, the Company announced that it would initiate a series of actions, beginning in the fourth quarter of 2002, to transfer all manufacturing operations from its Farmingdale, New York facility to its Rocky Point, North Carolina facility. It is estimated that the transfer will be completed by the third quarter of 2004.

CONTRACTUAL OBLIGATIONS

In order to aggregate all contractual obligations as of June 30, 2002, the Company has included the following table:

                                            PAYMENTS DUE BY PERIOD
                                 -----------------------------------------------
                                          Less Than   1 - 2     2 - 3     3 - 5
                                  Total    1 Year     Years     Years     Years
                                 -------   -------   -------   -------   -------
Long-term Debt                   $37,205   $ 8,373   $ 8,389   $20,443   $  --
Revolving Credit Agreement        28,900      --        --      28,900      --
Operating Leases                   6,259     2,709     2,113     1,068       369
Other                                360       360      --        --        --
                                 -------   -------   -------   -------   -------

Total Contractual Obligations    $72,724   $11,442   $10,502   $50,411   $   369
                                 =======   =======   =======   =======   =======

The Company believes that cash flows from operations, cash on hand and amounts available from the credit facility will be sufficient to enable the Company to meet its anticipated cash requirements through 2003. However, there can be no assurance that the combination of cash flow from future operations, cash on hand and amounts available from the credit facility will be sufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for its products or reduced sales, such developments, if significant, would reduce the Company's cash flow from operations and could adversely affect the Company's ability to achieve certain financial covenants under the senior note and revolving credit agreements. If the Company is unable to satisfy such financial covenants, the Company could be required to adopt one or more alternatives, such as reducing or delaying certain operating expenditures and/or delaying capital expenditures.

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

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 146 will have on the Company's consolidated financial statements.


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

PART II - OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       At the Company's annual meeting held on May 23, 2002, the Shareholders re-elected Robert A. Kavesh, Steven Kotler and Marcella Maxwell to the Board of Directors, in accordance with a proxy solicited pursuant to Section 14 of the Securities Exchange Act. In addition, the shareholders approved Amendment No. 3 to the Company's Amended and Restated 1994 Stock Option Plan. Votes were cast for each of such items as follows:


       ELECTION OF DIRECTORS           VOTES FOR           VOTES WITHHELD

       Robert A. Kavesh                7,578,364             467,746
       Steven Kotler                   7,570,048             476,062
       Marcella Maxwell                7,579,567             466,543



       APPROVAL OF AMENDMENT NO. 3 TO THE AMENDED AND RESTATED
       1994 STOCK PLAN


                FOR                   AGAINST                  ABSTAIN

             5,561,988                783,980                  117,023




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits
       Exhibit 99.1   Certification of Chief Executive Officer
       Exhibit 99.2   Certification of Chief Financial Officer

(b)    Reports on Form 8-K
       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     DEL LABORATORIES, INC.
                                                     ----------------------
                                                     (Registrant)








DATE:   AUGUST 12, 2002                              /S/ DAN K. WASSONG
--------------------------                           ---------------------------
                                                     Dan K. Wassong
                                                     Chairman, President and
                                                     Chief Executive Officer








DATE:   AUGUST 12, 2002                              /S/ ENZO J. VIALARDI
--------------------------                           ---------------------------
                                                     Enzo J. Vialardi
                                                     Executive Vice President
                                                     and Chief Financial Officer