Form 10-Q
period 2002-09-30
DEL LABORATORIES INC
filed 2002-11-14
CIK 27751

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM_____TO


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

                         YES   (X)               NO     (    )

The number of shares of Common Stock, $1 par value, outstanding as of November 14, 2002 was 8,686,064.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index






Part I.      FINANCIAL INFORMATION

                                                                           PAGE
Item 1.      Financial Statements:

             Consolidated Balance Sheets as of
                September 30, 2002 and December 31, 2001                      3

             Consolidated Statements of Earnings for the three and nine
                months ended September 30, 2002 and 2001                      4

             Consolidated Statements of Cash Flows for the
                nine months ended September 30, 2002 and 2001                 5

             Notes to Consolidated Financial Statements                       6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10


Item 4.      Controls and Procedures                                         16


Part II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                16



SIGNATURES                                                                   17


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
               (In thousands, except for share and per share data)


                                                                 September 30    December 31
                                                                     2002            2001
                                                                 -------------   -----------
                                                                 (UNAUDITED)
          ASSETS
Current assets:
          Cash and cash equivalents                                  $   3,374    $   2,688
          Accounts receivable-less allowance for doubtful accounts
             of $5,160 in 2002 and $4,200 in 2001                       59,647       52,797
          Inventories                                                   73,940       62,678
          Deferred income taxes                                          6,300        6,300
          Prepaid expenses and other current assets                      2,841        2,302
                                                                     ---------    ---------

                       Total current assets                            146,102      126,765

Property, plant and equipment, net                                      35,140       35,237
Intangibles                                                              8,549        9,057
Goodwill                                                                 6,282        6,282
Other assets                                                            10,948        9,361
Deferred income taxes                                                    5,250        5,250
                                                                     ---------    ---------

                       Total assets                                  $ 212,271    $ 191,952
                                                                     =========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt                          $   8,377    $   4,339
          Accounts payable                                              32,498       21,101
          Accrued liabilities                                           24,484       22,010
          Income taxes payable                                             116        4,137
                                                                     ---------    ---------

                       Total current liabilities                        65,475       51,587

Long-term pension liability, less current portion                        9,613        9,613
Deferred income taxes                                                    3,880        3,880
Long-term debt, less current portion                                    53,689       61,989
                                                                     ---------    ---------

                       Total liabilities                               132,657      127,069
                                                                     ---------    ---------

Shareholders' equity:
          Preferred stock $.01 par value, authorized
             1,000,000 shares; no shares issued                           --           --
          Common stock $1 par value, authorized
             20,000,000 shares; issued 10,000,000 shares                10,000       10,000
          Additional paid-in capital                                     1,800          835
          Accumulated other comprehensive loss                          (2,240)      (2,250)
          Retained earnings                                             91,624       76,991
                                                                     ---------    ---------

                                                                       101,184       85,576
          Less: Treasury stock at cost, 1,336,269 shares
                       in 2002 and 1,505,256 shares in 2001            (20,788)     (19,758)
                Receivables for stock options exercised                   (782)        (935)
                                                                     ---------    ---------
                       Total shareholders' equity                       79,614       64,883
                                                                     ---------    ---------

                       Total liabilities and shareholders' equity    $ 212,271    $ 191,952
                                                                     =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
               (In thousands, except for share and per share data)
                                   (UNAUDITED)




                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30                    SEPTEMBER 30
                                                      ------------                    ------------
                                                   2002           2001            2002          2001
                                                   ----           ----            ----          ----

Net sales                                     $    95,215    $    78,823    $   268,417    $   226,062

Cost of goods sold                                 48,024         38,304        130,380        108,806
Selling and administrative expenses                37,672         34,998        112,752         99,936
                                              -----------    -----------    -----------    -----------

Operating income                                    9,519          5,521         25,285         17,320

Other income (expense):
    Gain on sale of land                             --             --            2,428           --
    Interest expense, net                          (1,083)        (1,569)        (3,427)        (5,393)
    Other expense, net                                (81)          (124)          (297)          (328)
                                              -----------    -----------    -----------    -----------

Earnings before income taxes                        8,355          3,828         23,989         11,599
Income taxes                                        3,259          1,454          9,356          4,640
                                              -----------    -----------    -----------    -----------
Net earnings                                  $     5,096    $     2,374    $    14,633    $     6,959
                                              ===========    ===========    ===========    ===========

Earnings per common share:
    Basic                                     $      0.59    $      0.28    $      1.70    $      0.83
                                              ===========    ===========    ===========    ===========
    Diluted                                   $      0.57    $      0.27    $      1.64    $      0.82
                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
    Basic                                       8,662,000      8,444,000      8,594,000      8,424,000
                                              ===========    ===========    ===========    ===========
    Diluted                                     8,969,000      8,635,000      8,944,000      8,513,000
                                              ===========    ===========    ===========    ===========











               The accompanying notes are an integral part of the
                       consolidated financial statements.






                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (In thousands)
                                   (UNAUDITED)


                                                                September 30
                                                                ------------
                                                              2002        2001
                                                              ----        ----

Cash flows from operating activities:
Net earnings                                               $ 14,633    $  6,959
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                 5,545       6,257
Provision for doubtful accounts                               1,073         720
Gain on sale of land                                         (2,428)       --
Other non-cash operating items                                  128         213
Changes in operating assets and liabilities:
    Accounts receivable                                      (7,912)      3,041
    Inventories                                             (11,248)     (3,344)
    Prepaid expenses and other current assets                  (538)        540
    Other assets                                             (1,586)       (177)
    Accounts payable                                         11,394       1,907
    Accrued liabilities                                       2,470       5,760
    Income taxes payable                                     (1,669)        436
                                                           --------    --------

          Net cash provided by operating activities           9,862      22,312
                                                           --------    --------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of land                            2,940          13
    Property, plant and equipment additions                  (5,430)     (3,626)
                                                           --------    --------

         Net cash used in investing activities               (2,490)     (3,613)
                                                           --------    --------

Cash flows provided by (used in) financing activities:
    Principal borrowings (payments) under revolving
       credit agreement, net                                   --       (11,500)
    Principal (payments) under senior notes                  (4,000)     (4,000)
    Principal (payments) under mortgages                       (265)       (144)
    Receivables for stock options exercised                      13           6
    Exercise of stock options                                    76        --
    Acquisition of treasury stock                            (2,491)       (503)
                                                           --------    --------

          Net cash used in financing activities              (6,667)    (16,141)
                                                           --------    --------

Effect of exchange rate changes on cash                         (19)        (17)
                                                           --------    --------

Net increase in cash and cash equivalents                       686       2,541

Cash and cash equivalents at beginning of year                2,688       2,910
                                                           --------    --------

Cash and cash equivalents at end of period                 $  3,374    $  5,451
                                                           ========    ========

Supplemental disclosures:
Cash paid:
    Interest                                               $  2,577    $  5,415
    Income taxes                                           $ 11,134    $  4,226


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

       On January 1, 2002, the Company adopted the Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" requires that sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction be recorded as a reduction from revenue. Previously, these items were included in selling and administrative expenses. EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" requires that unless specific criteria are met, consideration from a vendor to a retailer (e.g., "slotting fees", "cooperative advertising arrangements", "buy downs", etc.) be recorded as a reduction from revenue. As result of the adoption on January 1, 2002, of EITF Issue No. 00-14 and EITF Issue No. 00-25, costs of $9,969 and $7,497 for the three months ended September 30, 2002 and 2001, respectively, and costs of $26,295 and $20,933 for the nine months ended September 30, 2002 and 2001, respectively, were recorded as a reduction of net sales. In 2001, such costs were included in selling and administrative expenses and have been reclassified to conform with current year presentation.

       Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. Since the Company did not enter into any business combinations subsequent to June 30, 2001, the adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements. During the first quarter of 2002, the Company performed the required SFAS No. 142 impairment tests of goodwill and intangible assets as of January 1, 2002, and determined that no adjustment to the asset values or to the useful lives of the intangible assets is required. This determination, as well as the fact that the Company's goodwill was recorded prior to October 31, 1970 and therefore not subject to amortization prior to the adoption of SFAS No. 142, resulted in earnings per share information for the three and nine months ended September 30, 2002 being comparative with the corresponding period in the prior year. The Company does not have any intangible assets, other than goodwill, with indefinite useful lives.

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


2.     INVENTORIES

       Inventories are valued at the lower of cost (principally first-in, first-out) or market value. The Company records adjustments to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories are as follows:

                                            September 30         December 31
                                                2002                2001
                                                ----                ----

        Raw Materials                          $46,164             $29,114
        Work in Process                          3,939               3,893
        Finished Goods                          23,837              29,671
                                                ------              ------

                                               $73,940             $62,678
                                               =======             =======

3.     INTANGIBLES

       Intangibles arising from acquisitions are as follows:

                                                  September 30, 2002
                                                  ------------------

                                       Gross Carrying    Accumulated    Net Book
                                            Value        Amortization     Value
                                            -----        ------------     -----

       Intellectual property rights        $10,558          $2,347       $8,211
       Trademarks                            3,000           2,662          338
                                           -------          ------       ------
                                           $13,558          $5,009       $8,549
                                           =======          ======       ======

       Amortization expense amounted to $170 and $220 for the three months ended September 30, 2002 and 2001, respectively, and amounted to $508 and $660 for the nine months ended September 30, 2002 and 2001, respectively. The estimated amortization expense for the fiscal years ending December 31, 2002, 2003, 2004, 2005 and 2006 is $678, $678, $678, $528 and $528,
       respectively. The original useful lives were 20 years for intellectual property rights and trademarks. Upon adoption of SFAS No. 142 as of January 1, 2002, the remaining useful lives were still deemed appropriate.


4.     LONG-TERM DEBT

                                                      September 30  December 31
                                                         2002           2001
                                                         ----           ----

       9.5% senior notes                                $32,000       $36,000
       Notes payable under revolving
          credit agreement                               25,000        25,000
       Mortgages on land and buildings                    5,066         5,328
                                                        -------       -------
                                                        $62,066       $66,328
       Less current portion                               8,377         4,339
                                                        -------       -------

                                                        $53,689       $61,989
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

       On March 26, 2002, the Company amended and restated the revolving credit agreement entered into in December 1998 and amended on February 25, 2000. The amendment provides credit of $45,000 and extends the expiration to March 26, 2005. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR or prime rates. The weighted-average interest rates for the third quarter and nine months ended September 30, 2002 were 3.9% and 4.2%, respectively. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The new deferred financing fees associated with the March 26, 2002 amendment and the unamortized deferred financing fees related to the February 25, 2000 agreement are now being amortized over the term of the new agreement. Covenants provide, among other things, for the maintenance of financial covenants and ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures. The agreement is unsecured and no compensating balances are required. The lenders executed a Release and Termination Agreement of the collateral liens granted in the amended February 25, 2000 revolving credit agreement.

5.     PLANT CLOSURE

       On June 26, 2001, the Company announced that it would initiate a series of actions resulting in a full closure of the Newark, New Jersey manufacturing facility by the end of the first quarter of 2002. It was estimated that the plant closure would result in the termination of approximately 70 production and clerical employees. Estimated severance, pension curtailment and other exit plan expenses of $226 were recorded in the second quarter of 2001. During the second quarter of 2002, an additional $45 in exit plan expenses was recorded. As of September 30, 2002, the plant was closed, a total of 67 production and clerical employees were terminated and all exit costs totaling $271 were paid.

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

       On November 20, 2001, the Company's Board of Directors approved a 5% stock dividend. As a result, 404,510 shares of treasury stock were issued on December 28, 2001 to shareholders of record on December 1, 2001. Accordingly, the weighted-average common shares outstanding in the consolidated statements of earnings for the three and nine months ended September 30, 2001, have been adjusted to reflect the dividend.

       A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:

                                                                     Three Months Ended   Nine Months Ended
                                                                         September 30        September 30
                                                                         ------------        ------------
                                                                        2002      2001      2002      2001
                                                                        ----      ----      ----      ----

       Net earnings (numerator)                                        $ 5,096   $ 2,374   $14,633   $ 6,959
                                                                       -------   -------   -------   -------
       Weighted-average common shares
           (denominator for basic earnings per share)                    8,662     8,444     8,594     8,424

       Effect of dilutive securities:
       Employee stock options                                              307       191       350        89
                                                                       -------   -------   -------   -------

       Weighted-average common and potential
           common shares outstanding
           (denominator for diluted earnings per share)                  8,969     8,635     8,944     8,513
                                                                       =======   =======   =======   =======

       Basic earnings per share                                        $  0.59   $  0.28   $  1.70   $  0.83
                                                                       =======   =======   =======   =======

       Diluted earnings per share                                      $  0.57   $  0.27   $  1.64   $  0.82
                                                                       =======   =======   =======   =======


       Employee stock options to purchase approximately 830,000 and 794,000 shares for the three months ended September 30, 2002 and 2001, respectively, and 526,000 and 1,394,000 shares for the nine months ended September 30, 2002 and 2001, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.

       As a result of stock options exercised during the first nine months of 2002, the corresponding tax benefit of $2,349 was recorded as a reduction to income taxes payable and as an increase in additional paid-in capital.

8.     COMPREHENSIVE INCOME

       The components of comprehensive income for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                      Three Months Ended     Nine Months Ended
                                         September 30          September 30
                                         ------------          ------------
                                        2002     2001          2002      2001
                                        ----     ----          ----      ----

       Net earnings                     $5,096   $2,374     $14,633     $6,959
       Foreign currency translation       (431)    (342)         10       (447)
                                        ------   ------     -------     ------
       Total comprehensive income       $4,665   $2,032     $14,643     $6,512
                                        ======   ======     =======     ======

9.     SEGMENT INFORMATION

       The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary baby care products, oral analgesics, and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. As a result of the adoption on January 1, 2002, of EITF Issue No. 00-14 and EITF Issue No. 00-25, (described in note 1 to these consolidated financial statements) costs of $9,969 and $7,497 were recorded as a reduction of net sales for the three months ended September 30, 2002 and September 30, 2001, respectively. Costs of $26,295 and $20,933 were recorded as a reduction of net sales for the nine months ended September 30, 2002 and 2001, respectively. In 2001, these costs were included in selling and administrative expenses. The third quarter of 2002 includes a charge in cost of goods sold of approximately $1,080 for the write-down of cosmetics inventory sold in the fourth quarter through closeout channels of distribution at prices below full cost. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets are not allocated to the identifiable segments; depreciation of unallocated assets is charged to the Cosmetic segment.

                                         Three Months Ended        Nine Months Ended
                                            September 30              September 30
                                            ------------              ------------
                                          2002         2001         2002        2001
                                          ----         ----         ----        ----

       Net sales:
          Cosmetic                     $  77,939    $  62,103    $ 217,922    $ 177,037
          Pharmaceutical                  17,276       16,720       50,495       49,025
                                       ---------    ---------    ---------    ---------
          Consolidated                 $  95,215    $  78,823    $ 268,417    $ 226,062
                                       =========    =========    =========    =========

       Operating income:
          Cosmetic                     $   6,548    $   2,391    $  18,469    $   8,538
          Pharmaceutical                   2,971        3,130        6,816        8,782
                                       ---------    ---------    ---------    ---------
          Consolidated                 $   9,519    $   5,521    $  25,285    $  17,320

       Other income (expense):
          Gain on sale of land         $    --      $    --      $   2,428    $    --
          Interest expense, net        $  (1,083)   $  (1,569)   $  (3,427)   $  (5,393)
          Other expense, net           $     (81)   $    (124)   $    (297)   $    (328)
                                       ---------    ---------    ---------    ---------

       Earnings before income taxes    $   8,355    $   3,828    $  23,989    $  11,599
                                       =========    =========    =========    =========

       Depreciation and amortization:
          Cosmetic                     $   1,847    $   2,202    $   5,298    $   5,880
          Pharmaceutical                      89          136          247          377
                                       ---------    ---------    ---------    ---------
          Consolidated                 $   1,936    $   2,338    $   5,545    $   6,257
                                       =========    =========    =========    =========



10.    COMMITMENTS AND CONTINGENCIES

       In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement relates to empty drums coming to the Site in 1977 and 1978. In the third quarter of 2001, the Company recorded an estimate of $550 in selling and administrative expenses based on information received from the EPA as to its potential liability for the past remediation activities. In October 2001, the Company became a member of a Joint Defense Group ("the JDG"). In the second quarter of 2002, the EPA and the JDG agreed in principle to the amounts of payments required to settle past and future liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with regard to the Site. Pursuant to an agreement among JDG members as to how to allocate such payment amounts, the Company recorded, in the second quarter of 2002, an additional estimate of $785 in selling and administrative expenses. The charge of $785 had a negative impact of $0.06 per basic share on net earnings in the second quarter of 2002 and for the nine months ended September 30, 2002. During the third quarter of 2002, a trust was established with the intention of entering into a Consent Decree with the United States and the State of New York to settle all claims by the United States and the State of New York for past and future response costs and future actions at the Site. In September 2002, the Company paid $1,332 into a trust account which will be held in escrow, together with payments by the other members of the JDG, for the eventual settlement with the EPA of the Company's potential liability under CERCLA. During the third quarter of 2002, the Company also paid into the same trust account $18 for the eventual settlement of the Company's potential liability for natural resource damages ("NRD") claims, which also are expected to be settled in the Consent Decree.

       On October 2, 2002 an agreement was signed with a general contractor to expand the Rocky Point, North Carolina facility from approximately 225,000 square feet to approximately 430,000 square feet. The contract is estimated to cost $7,747, of which $2,500 is projected to be incurred within the next 12 months, and be completed during the fourth quarter of 2003.

11.    SUBSEQUENT EVENT

       On November 7, 2002, the Board of Directors declared a 5% stock dividend payable on December 27, 2002 to shareholders of record as of the close of business on November 29, 2002.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands except per share data)

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The Company makes estimates and assumptions in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and which require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a brief discussion of the more critical accounting policies employed by the Company:

REVENUE RECOGNITION

The Company sells its products to chain drug stores, mass volume retailers, supermarkets and wholesalers. Sales of such products are principally denominated in U.S. dollars. The Company's accounts receivable reflect the granting of credit to these customers. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns. The Company does not bill customers for shipping and handling costs and, accordingly, classifies such costs as selling and administrative expense. Revenues are recognized and discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less returns, various promotional allowances and trade discounts and allowances. The Company allows customers to return their unsold products when they meet certain criteria as outlined in the Company's sales policies. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon actual return rates by product and planned product discontinuances. The Company records estimated reserves for future sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products which are recorded as inventories are valued based on estimated realizable value. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions, customer inventory levels or competitive conditions differ from expectations.

On January 1, 2002, the Company implemented EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" requires that sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction be recorded as a reduction from revenue. Previously, these items were included in selling and administrative expenses. EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" requires that unless specific criteria are met, consideration from a vendor to a retailer (e.g., "slotting fees", "cooperative advertising arrangements", "buy downs", etc.) be recorded as a reduction from revenue, as opposed to a selling expense. As a result of the implementation of EITF Issue No. 00-14 and EITF Issue No. 00-25, costs of $9,969 and $7,497 were recorded as a reduction of net sales for the three months ended September 30, 2002 and September 30, 2001, respectively. Costs of $26,295 and $20,933 were recorded as a reduction of net sales for the nine months ended September 30, 2002 and 2001, respectively. In 2001, these costs were included in selling and administrative expenses and have been reclassified to conform with current year presentation.

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

PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances, such as technological advances, changes to the Company's business model or changes in the Company's capital strategy could result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of equipment, fixtures, software or planned closing of facilities could result in shortened useful lives.

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

In accordance with SFAS No. 142, goodwill must be tested annually for impairment at the reporting unit level. The Company's reporting units are its Cosmetic and Pharmaceutical segments. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded.

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




RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS SEPTEMBER 30, 2001

Consolidated net sales for the third quarter of 2002 were $95,215, an increase of 20.8% compared to $78,823 in 2001. Consolidated net sales for the first nine months of 2002 were $268,417, an increase of 18.7% compared to $226,062 in 2001. Net sales for 2001 include a reclassification to conform with current year presentation. Cosmetic net sales for the third quarter of 2002 were $77,939, an increase of 25.5% compared to $62,103 in 2001. Cosmetic net sales for the first nine months of 2002 were $217,922, an increase of 23.1% compared to $177,037 in 2001. The third quarter increase is due principally to volume growth in the Sally Hansen family of brands. Sally Hansen, our core cosmetics brand, continues to grow its market share as the market leader in the nail category. Sally Hansen's market share in the nail category rose to 26% in the third quarter as reported by Nielsen market share data. In the mass market nail color category, the Company captured a 31% share of market during the third quarter. Pharmaceutical net sales for the third quarter of 2002 were $17,276, an increase of 3.3% compared to $16,720 in 2001. Pharmaceutical net sales for the first nine months of 2002 were $50,495, an increase of 3.0% compared to $49,025 in 2001. The third quarter increase is primarily due to the Gentle Naturals line of baby care products and DiabetAid, a new line of products including mouth rinse, lotions, creams and tablets to meet the health care needs of people with diabetes. For the first nine months of 2002, sales of Orajel, our core pharmaceutical brand, increased from prior year, however, the third quarter 2002 sales of Orajel were slightly below prior year due to a reduction of inventory levels by wholesalers and retailers. The Orajel market share for the most recent quarterly period increased from approximately 21% to 24% and syndicated independent retail sales data for the most recent quarterly period reported an increase in Orajel retail sales of 17% over the comparable period in 2001.

Cost of goods sold for the third quarter of 2002 was $48,024 or 50.4% of net sales, compared to $38,304 or 48.6% of net sales in 2001. Cost of goods sold for the first nine months of 2002 was $130,380 or 48.6% of net sales, compared to $108,806 or 48.1% of net sales in 2001. The third quarter of 2002 includes a charge in cost of goods sold of approximately $1,080 for the write-down of cosmetics inventory sold in the fourth quarter through closeout channels of distribution at prices below full cost. Pharmaceutical cost of goods sold was above prior year as a percentage of net sales due to a change in product sales mix primarily attributable to the new Gentle Naturals line.

Selling and administrative expenses for the third quarter of 2002 were $37,672 or 39.6% of net sales compared to $34,998 or 44.4% of net sales in 2001. Selling and administrative expense for the first nine months of 2002 were $112,752 or 42.0% of net sales compared to $99,936 or 44.2% net of sales. The increase of $2,674 for the three months ended September 30, 2002 and the increase of $12,816 for the nine months ended September 30, 2002 is primarily due to increased freight and other distribution costs related to sales volume and increased compensation and pension costs. The improvement in selling and administrative expenses, as a percentage of net sales, is attributable to sales increasing at a higher rate than increases in spending.

In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement relates to empty drums coming to the Site in 1977 and 1978. In the third quarter of 2001, the Company recorded an estimate of $550 in selling and administrative expenses based on information received from the EPA as to its potential liability for the past remediation activities. In October 2001, the Company became a member of a Joint Defense Group ("the JDG"). In the second quarter of 2002, the EPA and the JDG agreed in principle to the amounts of payments required to settle past and future liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with regard to the Site. Pursuant to an agreement among JDG members as to how to allocate such payment amounts, the Company recorded, in the second quarter of 2002, an additional estimate of $785 in selling and administrative expenses. The charge of $785 had a negative impact of $0.06 per basic share on net earnings in the second quarter and for the nine months ended September 30, 2002. During the third quarter, a trust was established with the intention of entering into a Consent Decree with the United States and the State of New York to settle all claims by the United States and the State of New York for past and future response costs and future actions at the Site. In September 2002, the Company paid $1,332 into a trust account which will be held in escrow, together with payments by the other members of the JDG, for the eventual settlement with the EPA of the Company's potential liability under CERCLA. During the third quarter of 2002, the Company also paid into the same trust account $18 for the eventual settlement of the Company's potential liability for natural resource damages ("NRD") claims, which also are expected to be settled in the Consent Decree.

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

Interest expense, net of interest income, for the third quarter of 2002 was $1,083 compared to $1,569 in 2001. Interest expense, net of interest income, for the first nine months of 2002 was $3,427 compared to $5,393 in 2001. The decrease in net interest expense is due primarily to a reduction in average outstanding borrowings and also to decreased borrowing rates. Average outstanding borrowings decreased by approximately $9,800 and $15,200 for the third quarter and nine months ended September 30, 2002, respectively, as compared to the third quarter and nine months ended September 30, 2001.

Income taxes are based on the Company's expected annual effective tax rate of 39% in 2002 and 40% in 2001. The decrease in the effective tax rate for 2002 is primarily due to the reduced effect of non-deductible expenses on taxable income.

Net earnings for the third quarter of 2002 were $5,096 or $0.59 per basic share compared to net earnings of $2,374 or $0.28 per basic share in 2001. Net earnings for the nine months ended September 30, 2002 were $14,633 or $1.70 per basic share compared to $6,959 or $0.83 per basic share in 2001. Net earnings for the nine months of 2002 include a gain on the sale of land in the first quarter of $1,457 or $0.17 per basic share as more fully described above and in note 6 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 the Company had cash and cash equivalents of $3,374 compared to $2,688 at December 31, 2001 and $5,451 at September 30, 2001.

Net cash provided by operating activities was $9,862 for the nine months ended September 30, 2002, due principally to net earnings of $14,633, depreciation and amortization of $5,545, increases in accounts payable and accrued liabilities of $11,394 and $2,470, respectively, partially offset by increases of $7,912 in accounts receivable and $11,248 in inventories. The increase in accounts receivable is attributable to increased sales volume and the timing of shipments during the third quarter. The increase in inventories and accounts payable is due to the timing of purchases of raw materials and components to support projected sales levels.

Net cash used in investing activities for the nine months ended September 30, 2002 was $2,490 due to expenditures of $5,430 for property, plant and equipment, partially offset by net proceeds of $2,940 from the sale of land in the first quarter.

Net cash used in financing activities for the nine months ended September 30, 2002 of $6,667 was due primarily to a payment of $4,000 in the second quarter reducing the outstanding principal of the senior notes and the acquisition of $2,491 of treasury stock in connection with stock option exercises.

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

On August 5, 2002, the Company announced a series of actions, beginning in the fourth quarter of 2002, to transfer all manufacturing operations from its Farmingdale, New York facility to its Rocky Point, North Carolina facility. It is estimated that the transfer will be completed by the third quarter of 2004. On October 2, 2002 an agreement was signed with a general contractor to expand the Rocky Point, North Carolina facility from approximately 225,000 square feet to approximately 430,000 square feet. The contract is estimated to cost $7,747, of which $2,500 is projected to be incurred within the next 12 months, and be completed during the fourth quarter of 2003.

CONTRACTUAL OBLIGATIONS

In order to aggregate all contractual obligations as of September 30, 2002, the Company has included the following table:

                                                Payments Due by Period
                                  ---------------------------------------------
                                           Less Than  1 - 2     2 - 3     3 - 5
                                  Total     1 Year    Years     Years     Years
                                  -----     ------    -----     -----     -----

Long-term debt                   $37,066   $ 8,377   $ 8,394   $20,295   $  --
Revolving credit agreement        25,000      --        --      25,000      --
Operating leases                   5,574     2,528     2,056       674       316
Construction commitment            7,747     2,500     5,247      --        --
                                 -------   -------   -------   -------   -------
Total Contractual Obligations    $75,387   $13,405   $15,697   $45,969   $   316
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

FORWARD - LOOKING STATEMENTS

Management's Discussion and Analysis of the Results of Operations and Financial Condition and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends, certain risks, uncertainties and other factors that could cause actual results to differ materially from any future results implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: delays in introducing new products or failure of consumers to accept new products; actions by competitors which may result in mergers, technology improvement or new product introductions; the dependence on certain national chain drug stores, food stores and mass merchandiser relationships due to the concentration of sales generated by such chains; changes in fashion-oriented color cosmetic trends; the effect on sales of lower retailer inventory targets; the effect on sales of political and/or economic conditions; the Company's estimates of costs and benefits, cash flow from operations and capital expenditures; interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments including the Company's qualitative and quantitative estimates as to market risk sensitive instruments; changes in product mix to products which are less profitable; shipment delays; depletion of inventory and increased production costs resulting from disruptions of operations at any of our manufacturing or distribution facilities; foreign currency fluctuations affecting our results of operations and the value of our foreign assets and liabilities; the relative prices at which we sell our products and our foreign competitors sell their products in the same market; our operating and manufacturing costs outside of the United States; changes in the laws, regulations and policies, including changes in accounting standards, that effect, or will effect, us in the United States and/or abroad; and trends in the general economy. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Without limitation, use of the following words is intended to identify forward-looking statements: "may," "will," "should," "expect," "anticipate," "look forward to," "estimate," "indications," "intend," "plan," "momentum," or "continue" or the negative thereof or other variations thereon.

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

Item 4.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing of this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information required to be included in the Company's periodic Securities and Exchange Commission filings.

(b)  Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.




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



                                                 DEL LABORATORIES, INC.
                                                 (Registrant)







DATE         NOVEMBER 14, 2002                   /S/ DAN K. WASSONG
------------------------------                   ---------------------------
                                                 Dan K. Wassong
                                                 Chairman, President and
                                                 Chief Executive Officer








DATE           NOVEMBER 14, 2002                 /S/ ENZO J. VIALARDI
--------------------------------                 --------------------
                                                 Enzo J. Vialardi
                                                 Executive Vice President and
                                                 Chief Financial Officer

CERTIFICATIONS



I, Dan K. Wassong, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Del Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002



                                                 /s/ DAN K. WASSONG
                                                 ------------------
                                                 Dan K. Wassong
                                                 Chief Executive Officer

CERTIFICATIONS



I, Enzo J. Vialardi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Del Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002



                                                 /s/ ENZO J. VIALARDI
                                                 ----------------------
                                                 Enzo J. Vialardi
                                                 Chief Financial Officer