Form 10-K
period 2002-12-31
DEL LABORATORIES INC
filed 2003-03-28
CIK 27751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                                   (Mark One)

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2002
                                             -----------------
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                  ---------  ---------

                          Commission file number 1-5439

                             DEL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                            13-1953103
     --------------------------------        -----------------------------
     (State or other jurisdiction of         (I.R.S. Employer I.D. Number)
      incorporation or organization)

             178 EAB PLAZA, UNIONDALE, NY                         11556
      ----------------------------------------                  ----------
     (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: (516) 844-2020
                                                    --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $1 par value               American Stock Exchange

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of the Common Equity of the Registrant as of the last business day of the most recently completed second fiscal quarter was $216,497,925. The aggregate market value of the Common Equity held by non-affiliates of the Registrant as of the most recently completed second quarter was $102,720,375. On such date, the closing price for the Common Equity was $25.00 per share.

The number of shares of Common Stock outstanding as of March 24, 2003 was 9,141,306 shares.

                                           DOCUMENTS INCORPORATED BY REFERENCE:

                                             Part of the Form 10-K into
                                             which the Document is
DOCUMENT                                     INCORPORATED

Definitive Proxy Statement for 2003 Annual   Part III, Items 10, 11, 12 and 13
Meeting of Stockholders

Part I

Item 1 - Business

Del Laboratories, Inc. (the "Company") manufactures, markets and distributes cosmetics and proprietary over-the-counter pharmaceuticals. The Company's principal cosmetics products are nail care products, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products, and other related cosmetic items. The Company's cosmetics products are marketed under such well-known brand names as Sally Hansen Hard as Nails and Sally Hansen Professional Nail (nail care and nail color products), CornSilk (face make-up), LaCross (beauty implements), N.Y.C. New York Color (color cosmetics), and Naturistics (color cosmetics and bath and body care). The Company's proprietary pharmaceutical products include oral analgesics, first-aid products, eye/ear medications, diabetes treatments and baby care products. The Company's pharmaceutical products are marketed under such well-known brand names as Orajel and Tanac (oral analgesics), Pronto (pediculicides), Stye (ophthalmic ointment), Dermarest (psoriasis), Auro-Dri (ear remedy), DiabetAid (diabetes symptom relief) and Gentle Naturals (baby care products). The Company's products are sold principally in the United States and Canada to wholesalers and independent chain drug, mass merchandisers and food stores.

The Company seeks to increase sales by aggressively marketing its products under established brand names. The Company targets the mass market, which accounts for a major portion of the decorative color cosmetics market and the majority of the over-the-counter pharmaceuticals market. The Company's customers in the mass market channel include major drug store chains: Walgreens, Rite Aid, CVS and Eckerd; major national mass merchandiser chains: Wal-Mart, K-Mart and Target, and numerous regional chain drug stores and mass merchandisers. The Company also distributes its pharmaceutical products to drug wholesalers, including McKesson HBOC, Amerisource-Bergen Brunswig and Cardinal Health, Inc. and national food chains, including Ahold, Safeway, Kroger and Albertson's. Other than Wal-Mart Stores, Inc., which accounted for 25.4%, 23.1% and 23.9% of the Company's total net sales for 2002, 2001 and 2000, respectively, and Walgreens which accounted for 12.0%, 11.6% and 11.7% of the Company's total net sales in 2002, 2001 and 2000, respectively, no single customer accounted for more than 10% of the Company's total net sales. Although the Company's loss of one or more customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to any of these customers, could have a material adverse effect on the Company's business, financial condition or results of operations, the Company has no reason to believe that any such loss of customer or decrease in sales will occur. In January 2002, K-Mart Corporation filed a bankruptcy petition for reorganization under Chapter XI of the U.S. Bankruptcy Code. The Company resumed shipments to K-Mart subsequent to their receipt of new debtor-in-possession financing and continues to believe that they are a valuable customer.

The Company advertises its products on television and radio and in magazines. In-store displays and promotional activities are also utilized to attract consumer attention and to inform them of the products available under the Company's various brands. Cooperative advertising programs with retailers are also employed to further enhance consumer awareness of the Company's products and brands. Advertising expenditures were approximately $30.8 million or 8.8% of net sales in 2002, $30.5 million or 10.0% of net sales in 2001 and $27.8 million or 10.2% of net sales in 2000.

The Company utilizes two in-house national sales organizations, one for its cosmetics product lines and one for its pharmaceutical product lines. The Company also employs independent manufacturers' representatives in selected geographic areas where a full-time sales employee would not be economically justified.

Certain financial information regarding the Company's industry segments is set forth in the table below.

                   INDUSTRY SEGMENTS (In thousands of dollars)
                   -----------------

                                                    2002      2001      2000
                                                    ----      ----      ----

       Net sales to unaffiliated customers: (a)

              Cosmetics                           $283,857  $239,183  $209,781
              Pharmaceuticals                       66,811    65,443    61,196

       Operating income:

              Cosmetics                             23,543    12,002     5,306
              Pharmaceuticals                        9,751    11,405    11,211

       Identifiable assets:

              Cosmetics                            139,465   126,058   133,090
              Pharmaceuticals                       29,131    25,549    24,737
              Corporate (unallocated assets)        42,386    38,594    36,403

(a) On January 1, 2002, the Company adopted EITF Issue No. 01-9 (previously Issue Nos. 00-14 and 00-25). As a result, certain sales incentives historically included in selling and administrative expenses have been reclassified to net sales. Prior year net sales have been reclassified to conform with current year presentation.

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

The Company's products are sold in over thirty foreign countries through a limited number of subsidiaries and through contracts with local distributors and licensees. Export net sales (which exclude sales in Canada and Puerto Rico) have historically not exceeded 5% of the Company's total net sales in any year. Export net sales represented approximately 2% of the Company's total net sales in 2002, 2001 and 2000.

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

The Company expended approximately $6,391,000, $5,414,000 and $5,292,000 in 2002, 2001 and 2000, respectively, on research activities relating to the development of new products, clinical and regulatory affairs and quality control, all of which activities are conducted internally by the Company.

Competition in both the cosmetics and over-the-counter pharmaceuticals markets is intense. Many of the principal competitors in each of the Company's industry segments are well-established firms with greater financial and marketing resources. Frequent new product introductions and attendant advertising characterize both industry segments in which the Company operates. Consumer brand preferences in the Company's industry segments are generally influenced by advertising, promotional support and price. The cosmetics industry is sensitive to consumer purchasing power. The Company's competitors in the cosmetics market include Revlon, Inc., Procter and Gamble (Cover Girl and Oil of Olay), L'Oreal USA (Maybelline and L'Oreal) and, in the over-the-counter pharmaceuticals market, Whitehall-Robbins Division of Wyeth Corp., Pfizer, Procter and Gamble Co., Glaxo SmithKline, Bristol-Myers Squibb, Colgate Palmolive, Chattem, Inc., Bayer Corp. and Johnson and Johnson.

The Company has registered its principal trademarks in each segment of its business both in the United States and in many countries throughout the world. The Company considers its trademarks to be material assets, and the registration and protection of its trademarks in the aggregate to be important to its business, in that the success of certain of the products is due at least in part to the goodwill associated with the Company's primary brand names. The Company has also been issued several United States patents, expiring at various times through 2020 and has licensed certain intellectual property from third parties. While the Company believes its patents and licenses to be important, it does not consider its business as a whole to be dependent on such licenses or patent protection.

The Company currently has approximately 1,800 employees. Approximately 350 of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its employee and labor relations to be satisfactory.

The Company's 2002 Form 10-Q's and Form 10-K can be obtained from the Company's website www.Dellabs.com.

ITEM 2 - PROPERTIES

The Company's corporate offices are located in 44,000 square feet of leased space in Uniondale, New York.

The Company's principal manufacturing facility for both the cosmetics and pharmaceutical segments is located at 565 Broad Hollow Road, Farmingdale, New York. The building is a brick faced concrete block structure containing approximately 120,000 square feet of floor space. The Company also occupies a steel beamed and brick faced concrete block building, adjacent to the Farmingdale facility described above, for administrative offices, which contains approximately 20,000 square feet of floor space. Both buildings are owned by the Company. On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York for gross proceeds of $3,335,000. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500,000. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

The Company owns certain property that was used for manufacturing facilities for its cosmetics segment in Newark, New Jersey. The Newark buildings are brick faced concrete block and contain approximately 90,000 square feet of floor space. The Company closed down production at the facility in the first quarter of 2002.

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

The Company's principal distribution center is located in two Company-owned buildings containing approximately 225,000 square feet, in Rocky Point, North Carolina. On October 2, 2002, an agreement was signed with a general contractor to expand the facility to approximately 430,000 square feet. The construction is expected to be completed during the fourth quarter of 2003. Both buildings are of insulated metal construction. The buildings and land are subject to a first mortgage. The distribution center services both the cosmetics and pharmaceutical segments.

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

PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the American Stock Exchange under the symbol "DLI". The range of high and low sales prices as reported in the consolidated transaction reporting system of such exchange, for each quarterly period during the past two years as adjusted for the 5% stock dividends payable on December 27, 2002, and December 28, 2001, is as follows:

                              2002                        2001
                              ----                        ----

                        HIGH        LOW             HIGH         LOW
   First Quarter       $ 18.46    $ 14.76         $ 10.32     $   8.39
   Second Quarter      $ 24.75    $ 18.48         $ 11.02     $   9.16
   Third Quarter       $ 24.10    $ 17.05         $ 15.65     $   9.57
   Fourth Quarter      $ 24.48    $ 16.24         $ 15.83     $  12.70


There were 446 holders of record of the Company's common stock at December 31, 2002. This does not include beneficial holders whose shares are held of record by nominees. The Company paid 5% stock dividends in December 2002, 2001 and 2000. The Company has paid uninterrupted dividends for the past twenty-seven years.

The terms of the Company's various borrowing agreements provide, among other things, for certain restrictions on the payment of cash dividends, repurchase of treasury stock and certain other expenditures.



Equity Compensation Plan Information

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2002:


                                                                                               Number of securities remaining
                                 Number of securities to be                                     available for future issuance
                                  issued upon exercise of       Weighted-average exercise         under equity compensation
                                    outstanding options,      price of outstanding options,      plans (excluding securities
                                    warrants and rights            warrants and rights             reflected in column (a))
             Plan Category                  (a)                            (b)                               (c)
Equity compensation plans
approved by security holders             2,402,649                    $   16.15                            455,230

Equity compensation plans not
approved by security holders                None                     Not applicable                    Not applicable

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The operating and balance sheet data below was derived from the consolidated financial statements of the Company. The financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                           (Amounts in Thousands Except Per Share and Employee Data)

                                           2002         2001          2000        1999          1998
                                           ----         ----          ----        ----          ----

Operating data:

Net sales (a)                           $ 350,668    $ 304,626    $ 270,977    $ 241,456     $ 253,121
Net earnings (loss)                        19,503        9,797        4,717       (4,002)       11,077
Earnings (loss) per common share: (b)
      Basic                                  2.16         1.11         0.54        (0.46)         1.24
      Diluted                                2.07         1.09         0.53        (0.46)         1.15

Dividends per share:
      Cash                                   --           --           --           .105           .14
      Stock                                     5%           5%           5%           2%         --

Weighted-average common shares
      outstanding: (b)
      Basic                                 9,047        8,860        8,758        8,716         8,952
      Diluted                               9,432        9,002        8,849        8,716         9,595

Balance sheet data:

      Total assets                      $ 210,982    $ 190,201    $ 194,230    $ 180,561     $ 177,474
      Long-term debt                       50,588       61,989       82,495       75,750        59,400
      Working capital                      81,236       72,279       85,666       74,472        62,728
      Shareholders' equity                 82,898       64,883       55,443       50,873        59,097


Other data:

      Capital additions                 $   9,078    $   5,552    $   7,850    $   7,288     $   7,224
      Approximate # of employees            1,800        1,700        1,600        1,500         1,600



(a) On January 1, 2002, the Company adopted EITF Issue No. 01-9 (previously Issue Nos. 00-14 and 00-25). As a result, certain sales incentives historically included in selling and administrative expenses have been reclassified to net sales. Prior year net sales have been reclassified to conform with current year presentation.

(b) Adjusted to reflect a 5% stock dividend effective November 29, 2002, a 5% stock dividend effective December 1, 2001, a 5% stock dividend effective November 30, 2000 and a 2% stock dividend effective November 30, 1999.

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

Revenue Recognition

The Company sells its products to chain drug stores, mass volume retailers, supermarkets, wholesalers and overseas distributors. Sales of such products are denominated in U.S. dollars and sales in Canada are denominated in Canadian dollars. The Company's accounts receivable reflect the granting of credit to these customers. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns. The Company does not bill customers for shipping and handling costs and, accordingly, classifies such costs as selling and administrative expense. Revenues are recognized and discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less returns, various promotional allowances and trade discounts and allowances. The Company allows customers to return their unsold products when they meet certain criteria as outlined in the Company's sales policies. The Company regularly reviews and revises, as deemed necessary, its estimates of reserves for future sales returns based primarily upon actual return rates by product and planned product discontinuances. The Company records estimated reserves for future sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products which are recorded as inventories are valued based on estimated realizable value. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions, customer inventory levels or competitive conditions differ from expectations.

Effective January 1, 2002 the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF Issue No. 01-9 codified and reconciled the following EITF issues: EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" requires that sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction be recorded as a reduction from revenue. EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" requires that unless specific criteria are met, consideration from a vendor to a retailer be recorded as a reduction from revenue, as opposed to a selling expense. As a result of the implementation of EITF Issue No. 00-14 and EITF Issue No. 00-25, costs of $35,320, $28,053 and $23,907 were recorded as a reduction of net sales for the years ended December 31, 2002, 2001 and 2000, respectively. In 2001 and 2000, these costs were included in selling and administrative expenses and have been reclassified to conform with current year presentation.

Co-Operative Advertising And Promotional Allowances

The Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These arrangements primarily allow customers to take deductions against amounts owed to the Company for product purchases. Estimated accruals for promotions and co-operative advertising programs are recorded at the later of the period in which the related revenue is recognized or when the sales incentive is granted. The Company regularly reviews and revises the estimated accruals for the projected costs for these promotions. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.


Inventories

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records a reduction to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and the physical condition of the inventories. These reductions are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, the timing of new product introductions, customer inventory levels, fashion-oriented color cosmetic trends or competitive conditions differ from our expectations.

Property, Plant And Equipment And Other Long-lived Assets

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the lease term. Changes in circumstances, such as technological advances, changes to the Company's business model or changes in the Company's capital strategy could result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of equipment, fixtures, software or planned closing of facilities could result in shortened useful lives.

Long-lived assets, other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

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

RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net sales were $350.7 million and $304.6 million for 2002 and 2001, respectively, an increase of $46.1 million or 15.1%. Net sales for 2001 include a reclassification to conform with current year presentation in accordance with EITF Issue No. 01-9. On January 1, 2002, the Company adopted EITF Issue No. 01-9 (previously Issue Nos. 00-14 and 00-25). As a result, certain sales incentives historically included in selling and administrative expenses have been reclassified to net sales. Cosmetic net sales were $283.9 million and $239.2 million for 2002 and 2001, respectively, an increase of $44.7 million or 18.7%. The increase is due primarily to volume growth in the Sally Hansen family of brands. According to ACNielsen, the Sally Hansen brand remains the number one brand in the mass market nail care category and finished the year with a 14% increase in retail sales, while the brand continues as the leader in the mass market nail color category with a 31% share of market. The N.Y.C. New York Color brand of cosmetics achieved a 33% increase in retail sales according to ACNielsen. Pharmaceutical net sales were $66.8 million and $65.4 million for 2002 and 2001, respectively, an increase of $1.4 million or 2.1%. The increase is primarily due to the Gentle Naturals line of baby care products and DiabetAid, a new line of products including mouth rinse, lotions, creams and tablets to meet the health care needs of people with diabetes. Increased Pharmaceutical sales in 2002 compared to 2001 were partially reduced by higher promotional costs in 2002 compared to 2001 and the reclassification of these promotional costs as a reduction from revenue in accordance with EITF Issue No. 01-9. While the Orajel brand sales only had a slight increase over prior year due to a reduction of inventory levels by wholesalers and retailers, the brand increased its leadership position in the oral analgesics category with a 27.7% share of market for the year as reported by Information Resources, Inc.

Cost of sales were $171.3 million or 48.9% of net sales in 2002, compared to $146.6 million or 48.1% in 2001, an increase of $24.7 million or 16.8%. The increase is primarily due to higher manufacturing costs associated with the higher sales volume in Cosmetics and a change in sales mix in Pharmaceuticals primarily attributable to the new Gentle Naturals and DiabetAid brands. Selling and administrative expenses were $146.0 million or 41.6% of net sales in 2002 compared to $134.6 million or 44.2% of net sales in 2001. The expenses include charges of $0.4 million in 2002 and $3.1 million in 2001 for a provision for doubtful accounts related to the K-Mart Chapter XI bankruptcy filing. Before this charge, selling and administrative expenses in prior year were $131.5 or 43.2% of net sales. The increase in selling and administrative expenses in 2002 is primarily due to higher shipping costs related to increased sales, increased selling costs, and increased compensation and pension expenses. The improvement in selling and administrative expenses, as a percentage of net sales, is attributable to net sales increasing at a higher rate than increases in expenses.

In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement relates to empty drums coming to the Site in 1977 and 1978. In the third quarter of 2001, the Company recorded an estimate of $550 thousand in selling and administrative expenses based on information received from the EPA as to its potential liability for the past remediation activities. In October 2001, the Company became a member of a Joint Defense Group ("the JDG"). In the second quarter of 2002, the EPA and the JDG agreed in principle to the amounts of payments required to settle past and future liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with regard to the Site. Pursuant to an agreement among JDG members as to how to allocate such payment amounts, the Company recorded, in the second quarter of 2002, an additional estimate of $785 thousand in selling and administrative expenses. During the third quarter of 2002, a trust was established with the intention of entering into a Consent Decree with the United States and the State of New York to settle all claims by the United States and the State of New York for past and future response costs and future actions at the Site. In September 2002, the Company paid $1,332 thousand into a trust account which will be held in escrow, together with payments by the other members of the JDG, for the eventual settlement with the EPA of the Company's potential liability under CERCLA. During the third quarter of 2002, the Company also paid into the same trust account an additional $18 thousand for the eventual settlement of the Company's potential liability for natural resource damages ("NRD") claims, which also are expected to be settled in the Consent Decree. The charge of $785 thousand ($495 thousand after-tax) reduced basic earnings per share by $0.05 for the year 2002.

On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3.3 million which was reduced by $160 thousand for closing costs. In addition, $235 thousand of the sales price was paid by the purchaser on February 12, 2003. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500 thousand. After transaction related costs of $407 thousand, a gain of $2.4 million was recorded in the first quarter of 2002. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5.0 million and cannot be exercised before December 1, 2004 or after December 1, 2005. The gain of $2.4 million ($1.5 million after-tax) increased basic earnings per share by $0.17 for the year 2002.

Interest expense, net of interest income, was $4.4 million in 2002 compared to $6.8 million in 2001. The decrease in net interest expense in 2002 compared to 2001 is due primarily to a reduction in average outstanding borrowings of approximately $14.0 million and to a reduction of approximately 200 basis points in average borrowing rates.

The Company's effective annual tax rate for 2002 was 36.9% compared to 39.4% for 2001. The decrease in the effective tax rate is primarily due to the decrease in the amount of permanent non-deductible expenses in comparison to the prior year and the reduced effect of such non-deductible expenses on taxable income for 2002. The Company's tax expense was also reduced in 2002 by a change in the valuation allowance of approximately $818 thousand resulting from the utilization of foreign and other tax credits, as well as the recognition of foreign tax credit carry forwards of $305 thousand, as it was determined that it is more likely than not that such carry forwards will be utilized in the future.

As a result of the above net earnings increased to $19.5 million, or 5.6% of net sales in 2002, compared to $9.8 million, or 3.2% of net sales in 2001. The Company believes that general inflation has had no significant impact on its earnings from operations during the last three years.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net sales were $304.6 million and $271.0 million for 2001 and 2000, respectively, an increase of $33.6 million or 12.4%. Cosmetics net sales were $239.2 million and $209.8 million for 2001 and 2000, respectively, an increase of $29.4 million or 14.0%. The increase is primarily due to volume growth in the Sally Hansen family of brands and in N.Y.C. New York Color. Pharmaceutical net sales were $65.4 million and $61.2 million for 2001 and 2000, respectively, an increase of $4.2 million or 6.9%. The increase is primarily attributable to volume growth of the Orajel brand of oral analgesics and the Dermarest brand of psoriasis treatment.

Cost of sales were $146.6 million or 48.1% of net sales in 2001, compared to $130.6 million or 48.2% in 2000, an increase of $16.0 million or 12.3%. The increase is primarily due to higher manufacturing costs associated with the increase in unit volume, and to a lesser extent an increase in merchandise scrapped and accelerated depreciation related to the Newark, New Jersey plant closure.

Selling and administrative expenses were $134.6 million or 44.2% of net sales in 2001 compared to $123.9 million or 45.7% of net sales in 2000. The increase in expenses is primarily attributable to increased advertising, increases in compensation and retirement costs, a charge for a potential environmental liability as described below, and an increase of $3,100,000 in the provision for doubtful accounts related to the K-Mart Chapter XI bankruptcy filing. The improvement in selling and administrative expenses, as a percentage of net sales, is primarily attributable to net sales increasing at a higher rate than increases in spending.

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

On June 26, 2001, the Company announced that it would initiate a series of actions resulting in a full closure of the Newark, New Jersey manufacturing facility by the end of the first quarter of 2002. It was estimated that the plant closure would result in the termination of approximately 70 production and clerical employees. Estimated severance, pension curtailment and other exit plan expenses of $226,000 were recorded in the second quarter of 2001. During the second quarter of 2002, an additional $45,000 in exit plan expenses was recorded. As of December 31, 2002, the plant was closed, a total of 67 production and clerical employees were terminated and all exit costs totaling $271,000 were paid.

Net interest expense was $6.8 million in 2001 compared to $8.2 million in 2000. The decrease is due to a significant reduction in the average outstanding borrowings in 2001, in addition to decreased borrowing rates, as compared to 2000.

The Company's effective annual tax rate for 2001 was 39.4%, compared to 43.0% for 2000. The decrease in the effective tax rate for 2001 is primarily due to the reduced effect of non-deductible expenses on taxable income.

As a result of the above, net earnings increased to $9.8 million, or 3.2% of net sales in 2001, compared to $4.7 million, or 1.7% of net sales in 2000. The Company believes that general inflation has had no significant impact on its earnings from operations during the last three years.

LIQUIDITY AND CAPITAL RESOURCES


At December 31, 2002, the Company had cash and cash equivalents of $0.5 million as compared to $2.7 million in 2001.

Net cash provided by operating activities was $13.8 million due primarily to net earnings of $19.5 million and an increase in accounts payable of $10.8 million. These increases in net cash provided by operating activities were partially offset by the higher inventories of $17.2 million. The increases in accounts payable and inventories are due to the timing of purchases of raw materials and components to support projected sales levels. Cash of $2.9 million, $0.01 million and $0.8 million was provided by the sales of land and facilities in 2002, 2001 and 2000, respectively. Cash used for property, plant and equipment additions was $9.1 million, $5.6 million and $6.0 million for 2002, 2001 and 2000, respectively. Capital expenditures for 2002, 2001 and 2000 were primarily for manufacturing machinery and equipment.

Net cash used in financing activities was $9.8 million and $20.8 million for 2002 and 2001, respectively. In 2002, 2001 and 2000, cash was used primarily for principal payments under long-term debt of $7.4 million, $20.2 million and $8.1 million, respectively, the acquisition of shares of the Company's common stock in connection with stock option exercises aggregating $2.6 million, $0.6 million and $0.7 million, respectively, and also in 2000 for repayments of short-term lines of credit of $17.3 million. At December 31, 2002, based on existing Board authorization, up to 549,327 shares of the Company's common stock were available for open market purchases. At December 31, 2002, the Company was free to effect stock purchases and/or cash dividends of up to $4.0 million pursuant to the covenants of the senior notes and revolving credit agreement. No such amounts were available at December 31, 2001.


On March 26, 2002, the senior notes were amended and restated. The senior note holder executed a Release and Termination Agreement of the collateral liens granted in the previous amendment. The notes require annual principal repayments of $8.0 million on May 31, 2003 and May 31, 2004 and $16.0 million on May 31, 2005. The amended agreement is unsecured and includes covenants, which provide among other things for the maintenance of financial ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures.

On March 26, 2002, the Company amended and restated the revolving credit agreement entered into in December 1998 and amended on February 25, 2000. The amendment provides credit of $45.0 million and extends the expiration to March 26, 2005. As a result of this amendment, the Company's credit line increased to $45.0 million from $43.5 million. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The new deferred financing fees associated with the March 26, 2002 amendment and the unamortized deferred financing fees related to the February 25, 2000 agreement are now being amortized over the term of the new agreement. Covenants provide among other things, for the maintenance of financial ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures. The agreement is unsecured and no compensating balances are required. The lenders under the amended February 25, 2000 revolving credit agreement executed a Release and Termination Agreement of the collateral liens granted in the previous amendment.

On April 3, 2000, the Company sold a 39,000 square foot manufacturing, warehousing and office facility in Barrie, Ontario, with a net book value of approximately $442 thousand for net proceeds of approximately $804 thousand. Approximately $627 thousand of the proceeds was used to satisfy a mortgage bridge loan on its new facility in Barrie, Ontario purchased on February 22, 2000.

On April 26, 2000, the Company refinanced its purchase money promissory note of $3.8 million for its property in North Carolina with a five-year $4.5 million mortgage on the land and buildings. On March 21, 2003, the Company refinanced this mortgage with a seven-year $12.5 million mortgage on the land and buildings. The mortgage provides construction funding as funds are expended during the facility expansion project. The mortgage includes an interest rate based on LIBOR plus 1.75%, principal payments based on a 20 year amortization schedule, a balloon payment due in March 2010, and terms that provide for the maintenance of certain financial ratios.

On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3.3 million which was reduced by $160 thousand for closing costs. In addition, $235 thousand of the sales price was paid by the purchaser on February 12, 2003. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500 thousand. After transaction related costs of $407 thousand, the sale resulted in a gain of $2.4 million (approximately $1.5 million after-tax, or $0.17 per basic share). In connection with this sale an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5.0 million and cannot be exercised before December 1, 2004 or after December 1, 2005.

On August 5, 2002, the Company announced a series of actions, beginning in the fourth quarter of 2002, to transfer all manufacturing operations from its Farmingdale, New York facility to its Rocky Point, North Carolina facility. It is estimated that the transfer will be completed by the third quarter of 2004. On October 2, 2002 an agreement was signed with a general contractor to expand the Rocky Point, North Carolina facility from approximately 225,000 square feet to approximately 430,000 square feet. The contract is estimated to cost $7.7 million of which approximately $1.0 million was incurred through December 31, 2002, and be completed during the fourth quarter of 2003.


DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

In order to aggregate all contractual obligations as of December 31, 2002, the Company has included the following table:


                                                       PAYMENTS DUE BY PERIOD
                                                              ($000)

                                                  LESS THAN       1 - 2       2 - 3      3 - 5
                                       TOTAL       1 YEAR         YEARS       YEARS      YEARS
                                      -------      -------       -------     -------     ------
Long-term debt                        $36,984      $ 8,396       $ 8,411     $20,177     $    -
Revolving credit agreement             22,000            -             -      22,000          -
Operating leases                        4,974        2,452         1,976         294        252
Construction commitment(a)              7,200        7,200             -           -          -
                                      -------      -------       -------     -------     ------
Total contractual obligations         $71,158      $18,048       $10,387     $42,471     $  252
                                      =======      =======       =======     =======     ======

(a) The timing of the payments are based on the current construction timetable.


The Company believes that cash flows from operations, cash on hand and amounts available from the credit facility will be sufficient to enable the Company to meet its anticipated cash requirements during 2003. However, there can be no assurance that the combination of cash flow from future operations, cash on hand and amounts available from the credit facility will be sufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for its products or reduced sales, such developments, if significant, would reduce the Company's cash flow from operations and could adversely affect the Company's ability to achieve certain financial covenants under the senior note and revolving credit agreements. If the Company is unable to satisfy such financial covenants, the Company could be required to adopt one or more alternatives, such as reducing or delaying certain operating expenditures and/or delaying capital expenditures.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company adopted SFAS No. 143 on January 1, 2003 and has determined that the adoption of SFAS
No. 143 will have no material effect on the Company's consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that at the inception of the guarantee, a liability be recorded on the guarantor's balance sheet for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company does not expect the prospective recognition provisions of FIN 45 to have a material effect on its consolidated financial statements.

ITEM 7A - MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in the Company's market risk sensitive instruments is the potential loss arising from material adverse changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISK

The Company's borrowings at December 31, 2002 under the revolving credit agreement expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The Company believes that a hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $92,000 for the year ended December 31, 2002.

FOREIGN EXCHANGE RISK

The Company is subject to risk from changes in the foreign exchange rate for its foreign subsidiaries which use a foreign currency as their functional currency and is translated into U.S. dollars. Such changes result in cumulative translation adjustments which are included in shareholders' equity and in the determination of other comprehensive income (loss). Intercompany transactions between the Company and its foreign subsidiaries are recorded by the foreign subsidiaries in their functional currency. The potential translation loss resulting from a hypothetical 10% adverse change in the quoted foreign currency exchange rate amounts to approximately $799,000 at December 31, 2002.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) The information required with respect to Directors is set forth under the captions "Election of Directors - Information Concerning Directors" and "Security Ownership of Certain Beneficial Owners - Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

(b) The executive officers of the Company, the positions held by them, their ages and the years in which they began to serve in the position or office held as of December 31, 2002 are as follows:

(c) The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and Financial Reporting Officer, or persons performing similar functions. A copy of the Company's Code of Ethics is filed as Exhibit 14.1 hereto.

                                                                                                  YEAR IN
                                                                                                WHICH BEGAN
                                                                                                TO SERVE IN
                                                                                               POSITION OR AS
           NAME                             POSITION                               AGE        EXECUTIVE OFFICER
Dan K. Wassong                 Chairman, President and
                               Chief Executive Officer, Director                   72                1969

Charles J. Hinkaty             Vice President, President of
                               Del Pharmaceuticals, Inc.,
                               Director                                            53                1985

Enzo J. Vialardi               Executive Vice President,
                               Chief Financial Officer                             66                1998

William H. McMenemy            Executive Vice President of Marketing,
                               Cosmetics Division, North America                   56                1980

Harvey P. Alstodt              Executive Vice President of Sales,
                               Cosmetics Division, North America                   63                1988

Timothy A. Hogan, Jr.          Executive Vice President, Global Operations         62                2002

James F. Lawrence              Group Vice President - Operations                   68                1993

Gene L. Wexler                 Vice President, General Counsel
                               and Secretary                                       47                1999

Thomas Redder                  Vice President,  Chief Information Officer          55                1996


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

Timothy A. Hogan, Jr. has been Executive Vice President, Global Operations of the Company since February 2002. From 1998 to February 2002, he was President and Chief Executive Officer of Dermablend, a Division of L'Oreal USA. From 1996 to 1998 he was Chief Executive Officer of S & H Global Marketing.

Gene L. Wexler has been Vice President, General Counsel and Secretary of the Company since September 1999. From January 1994 through March 1999, he was Vice President, General Counsel and Assistant Secretary at Genovese Drug Stores, Inc.

ITEM 11 - EXECUTIVE COMPENSATION

The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Election of Directors - Information Concerning Directors" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 14 - CONTROLS AND PROCEDURES

As of a date within 90 days prior to the filing of this report (the "Evaluation Date"), the Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), and they have concluded that the Company's disclosure controls and procedures are effective to bring to their attention material information relating to the Company for the purposes of this report. In addition, they have concluded that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls, including any corrective actions with regard to significant differences and material weaknesses, subsequent to the Evaluation Date.


PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) Documents filed as part of this report:

           (1) and (2) See Consolidated Financial Statements and Schedule included herein.

           (3)  Exhibit Index.

b) There were no reports on Form 8-K filed during the year ended December 31, 2002.

                                  EXHIBIT INDEX


ITEM TITLE         EXHIBIT NO.                  DESCRIPTION



Articles of         3.1  (a)   Restated Certificate of Incorporation as filed
Incorporation                  with the Delaware Secretary of State on March 29,
and By-Laws                    1996.

                    3.2  (b)   Certificate of Amendment filed with the Delaware
                               Secretary of State on June 4, 1996.

                    3.3  (c)   Certificate of Amendment of the Restated
                               Certificate of Incorporation filed with the Delaware Secretary of State on June 3, 1998.

                    3.4  (a)   By-Laws as amended through December 14, 1995.

Material           10.1  (d)   Employee Pension Plan, effective January 1, 1997
Contracts                      (amended and restated).

                   10.2        Amendment No. 1 to Employee Pension Plan.

                   10.3  (d)   Employee Stock Ownership Plan, effective January
                               1, 1997 (amended and restated).

                   10.4        Amendment No. 1 to Employee Stock Ownership Plan.

                   10.5  (d)   401(k) Plan effective January 1, 1997 (amended
                               and restated).

                   10.6        Amendment No. 1 to 401(k) Plan.

                   10.7        Amendment No. 2 to 401(k) Plan.

                   10.8 Amended and Restated Supplemental Executive Retirement Plan.

                   10.9        1994 Stock Plan, as amended and restated on May
                               23, 2002.

                   10.10 (e)   Annual Incentive Plan, as amended as of May 27,
                               1999.

                   10.11 (c)   Amended and Restated Employment Agreement dated
                               as of July 1, 1999 between the Registrant and Dan
                               K. Wassong.

                   10.12 Amendment dated April 22, 2002 to Dan K. Wassong Employment Agreement.

ITEM TITLE         EXHIBIT NO.                   DESCRIPTION




                   10.13 Employment Agreement dated April 1, 2002 with Charles J. Hinkaty.

                   10.14 (d)   Employment Agreement with Harvey P. Alstodt,
                               dated April 1, 2001.

                   10.15 Amendment dated June 1, 2002 to Harvey P. Alstodt Employment Agreement.

                   10.16 (d)   Employment Agreement with William H. McMenemy,
                               dated April 1, 2001.

                   10.17 (d)   Amendment to Employment Agreement with William H.
                               McMenemy, dated September 7, 2001.

                   10.18 (d)   Employment Agreement With Enzo J. Vialardi, dated
                               April 1, 2001.

                   10.19 (d)   Change in Control Agreement with Harvey P.
                               Alstodt, dated April 16, 2001.

                   10.20 (d)   Change in Control Agreement with William H.
                               McMenemy, dated April 16, 2001.

                   10.21 Change in Control Agreement with Charles J. Hinkaty, dated April 16, 2002.

                   10.22 (f)   Life Insurance Agreement, dated as of February
                               18, 1993.

                   10.23 (g)   Lease between Registrant and Coliseum Towers
                               Associates.

                   10.24 (d)   Amended and Restated Loan Agreement dated as of
                               March 26, 2002 among the Registrant, as borrower, Del Pharmaceuticals, Inc. ("DPI"), Parfums
                               Schiaperlli, Inc. ("Parfums"), Royce & Rader,
                               Inc. ("Royce") and 565 Broad Hollow Realty Corp.
                               ("565"), as guarantors, and JP Morgan Chase, as agent for the lenders.

                   10.25 (d)   Amended and Restated Loan Agreement dated as
                               of March 26, 2002 among the Registrant, DPI,
                               Parfums, Royce, 565 and Jackson National Life
                               Insurance Company.

Code of Ethics     14.1        Code of Ethics.

ITEM TITLE         EXHIBIT NO.                DESCRIPTION



Subsidiaries of    21.1        List of Subsidiaries.
Registrant

Consents of        23.1        Consent of KPMG LLP dated March 25, 2003.
Experts and Counsel

Additional         99.1        Certification of Chief Executive Officer.
Exhibits           99.2        Certification of Chief Financial Officer.



(a) These exhibits were filed as exhibits to the Registrants Form 10-K for the year ended December 31, 1995 as follows: Restated Certificate,
          Exhibit 1; and By-Laws, Exhibit 2.

(b) This exhibit was filed as Exhibit 1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996.

(c) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1999, as follows: 3.3 above was filed as Exhibit 3.3 and 10.11 above was filed as Exhibit 10.14 to the 1999 10-K.

(d) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 2001, as follows: Exhibits 10.3, 10.5, 10.14, 10.16, 10.17, 10.18, 10.19, 10.20, 10.24 and 10.25 above were filed, respectively, as Exhibits 10.2, 10.3, 10.16, 10.17, 10.18,
          10.19, 10.20, 10.21, 10.24 and 10.25 to the 2001 10-K.

(e) This exhibit was filed as Exhibit B to the Registrant's Definitive Proxy Statement dated May 27, 1999, relating to the Registrant's 1999 Annual Meeting of Stockholders.

(f) This exhibit was filed as Exhibit 9 to the Registrant's Form 10-K for the year ended December 31, 1993.

(g) This exhibit was filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL LABORATORIES, INC.
(Registrant)


By /s/ DAN K. WASSONG                                        March 26, 2003
       ---------------
       Dan K. Wassong, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


By /s/ DAN K. WASSONG                                        March 26, 2003
       ---------------------------------------
       Dan K. Wassong, Chairman, President and
       Chief Executive Officer (Principal Executive Officer)


By /s/ CHARLES J. HINKATY                                    March 26, 2003
       --------------------------------------
       Charles J. Hinkaty, Director, Vice President

By /s/ MARTIN E. REVSON                                      March 26, 2003
       --------------------------------------
       Martin E. Revson, Director


By /s/ ROBERT A. KAVESH                                      March 26, 2003
       --------------------------------------
       Robert A. Kavesh, Director


By /s/ STEVEN KOTLER                                         March 26, 2003
       --------------------------------------
       Steven Kotler, Director


By /s/ MARCELLA MAXWELL                                      March 26, 2003
       --------------------------------------
       Marcella Maxwell, Director


By /s/ ENZO J. VIALARDI                                      March 26, 2003
       --------------------------------------
       Enzo J. Vialardi, Executive Vice President,
       Chief Financial Officer

CERTIFICATIONS

I, Dan K. Wassong, certify that:

1. I have reviewed this annual report on Form 10-K of Del Laboratories, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003



                                            /s/ DAN K. WASSONG
                                            ---------------------------
                                                Dan K. Wassong
                                                Chief Executive Officer

CERTIFICATIONS

I, Enzo J. Vialardi, certify that:

1. I have reviewed this annual report on Form 10-K of Del Laboratories, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003



                                                /s/ ENZO J. VIALARDI
                                                    -----------------------
                                                    Enzo J. Vialardi
                                                    Chief Financial Officer

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements
                                  and Schedule

Independent Auditors' Report                                                                  F-2

Financial Statements:

       Consolidated Balance Sheets as of December 31, 2002 and 2001.                          F-3

       Consolidated Statements of Earnings for the years ended December 31, 2002,
       2001 and 2000.                                                                         F-4

       Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 2002, 2001 and 2000.                                                      F-5

       Consolidated Statements of Cash Flows for the years ended December 31, 2002,
       2001 and 2000.                                                                         F-6

       Notes to Consolidated Financial Statements.                                            F-7

Financial Statement Schedule:
  II   Valuation and Qualifying Accounts for the years ended December 31, 2002,
       2001 and 2000.                                                                        F-27

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
                                       F-1

                          Independent Auditors' Report

The Board of Directors and Shareholders

Del Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Del Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Laboratories, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                    /s/ KPMG LLP
                                                                    ------------
Melville, New York
February 26, 2003, except
as to note 6(b) which is as of
March 21, 2003

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     December 31, 2002 and December 31, 2001



       ASSETS                                                          2002              2001
       ------
                                                                   -------------    -------------

Current assets:
       Cash and cash equivalents                                   $     500,953    $   2,687,551
       Accounts receivable, less allowance for doubtful accounts
         of $4,962,000 in 2002 and $4,200,000 in 2001                 51,080,170       51,197,451
       Inventories                                                    79,912,957       62,677,679
       Income taxes receivable                                         1,319,326             --
       Deferred income taxes                                           7,933,362        6,300,012
       Prepaid expenses and other current assets                       2,980,976        2,302,007
                                                                   -------------    -------------
                    Total current assets                             143,727,744      125,164,700
                                                                   -------------    -------------

Property, plant and equipment, at cost                                62,477,682       58,866,493
Less accumulated depreciation and amortization                       (25,043,601)     (23,628,691)
                                                                   -------------    -------------
       Net property, plant and equipment                              37,434,081       35,237,802

Intangibles arising from acquisitions, net                             8,379,610        9,057,487
Goodwill                                                               6,281,777        6,281,777
Other assets                                                          10,139,139        9,209,348
Deferred income taxes                                                  5,019,337        5,249,939
                                                                   -------------    -------------

                    Total assets                                   $ 210,981,688    $ 190,201,053
                                                                   =============    =============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
       Current portion of long-term debt                           $   8,395,929    $   4,339,004
       Accounts payable                                               32,396,863       21,100,597
       Accrued liabilities                                            21,699,293       23,308,887
       Income taxes payable                                                 --          4,137,359
                                                                   -------------    -------------

                    Total current liabilities                         62,492,085       52,885,847

Long-term pension liability, less current portion                     10,656,343        6,563,173
Deferred income taxes                                                  4,347,509        3,879,951
Long-term debt, less current portion                                  50,587,548       61,989,235
                                                                   -------------    -------------

                    Total liabilities                                128,083,485      125,318,206
                                                                   -------------    -------------

Shareholders' equity:
       Preferred stock $.01 par value, authorized
         1,000,000 shares; no shares issued                                 --               --
       Common stock $1 par value, authorized
         20,000,000 shares; issued 10,000,000 shares                  10,000,000       10,000,000
       Additional paid-in capital                                      5,393,282          835,145
       Accumulated other comprehensive loss                           (4,278,351)      (2,250,325)
       Retained earnings                                              86,232,280       76,991,439
                                                                   -------------    -------------

                                                                      97,347,211       85,576,259

       Less:  Treasury stock at cost, 872,261 shares
              in 2002 and 1,505,256 shares in 2001                   (13,666,758)     (19,758,162)
              Receivables for stock options exercised                   (782,250)        (935,250)
                                                                   -------------    -------------
                    Total shareholders' equity                        82,898,203       64,882,847
                                                                   -------------    -------------

                    Total liabilities and shareholders' equity     $ 210,981,688    $ 190,201,053
                                                                   =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.







                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  Years ended December 31, 2002, 2001 and 2000




                                                  2002             2001              2000
                                                  ----             ----              ----

Net sales                                     $ 350,667,475    $ 304,626,160    $ 270,976,609

Cost of goods sold                              171,345,644      146,648,074      130,603,845
Selling and administrative expenses             146,028,011      134,571,146      123,855,687
                                              -------------    -------------    -------------

      Operating income                           33,293,820       23,406,940       16,517,077

Other income (expense):
      Gains on sales of facility and land         2,428,425             --            361,526
      Interest expense, net                      (4,402,315)      (6,779,171)      (8,192,968)
      Other expense, net                           (404,949)        (466,200)        (410,690)
                                              -------------    -------------    -------------


Earnings before income taxes                     30,914,981       16,161,569        8,274,945
Income taxes                                     11,412,034        6,364,587        3,558,000
                                              -------------    -------------    -------------
      Net earnings                            $  19,502,947    $   9,796,982    $   4,716,945
                                              =============    =============    =============

Earnings per common share:
      Basic                                   $        2.16    $        1.11    $        0.54
                                              =============    =============    =============
      Diluted                                 $        2.07    $        1.09    $        0.53
                                              =============    =============    =============

Weighted average common shares outstanding:
      Basic                                       9,047,339        8,860,470        8,757,503
                                              =============    =============    =============
      Diluted                                     9,431,758        9,001,984        8,849,258
                                              =============    =============    =============







               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                       F-4






                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 2002, 2001 and 2000

                                                                                     Accumulated
                                                                       Additional       Other
                                                        Common          Paid-In     Comprehensive     Retained       Treasury
                                                        Stock           Capital     Income (Loss)     Earnings         Stock
                                                    ------------   --------------  --------------  ------------    ------------

Balances at December 31, 1999                       $ 10,000,000   $    126,899    $ (1,029,106)   $ 75,136,416    $(32,119,800)
Transactions arising from stock option exercises:
     Income tax benefit                                     --          625,156            --              --              --
     Issuance of treasury stock (262,152 shares)            --         (752,055)           --          (828,184)      2,961,763
     Acquisition of treasury stock (203,544 shares)         --             --              --              --        (2,077,630)
Repayment of receivables                                    --             --              --              --              --
Stock dividend                                              --             --              --        (4,938,913)      4,938,913
Net earnings                                                --             --              --         4,716,945            --
Foreign currency translation adjustment                     --             --          (225,369)           --              --
Minimum pension liability adjustment, net of tax            --             --            (4,096)           --              --
   Total comprehensive loss                                 --             --              --              --              --
                                                    ------------   ------------    ------------    ------------    ------------
Balances at December 31, 2000                         10,000,000           --        (1,258,571)     74,086,264     (26,296,754)
Transactions arising from stock option exercises:
     Income tax benefit                                     --          602,046            --              --              --
     Issuance of treasury stock (255,792 shares)            --         (602,046)           --          (766,929)      3,043,271
     Acquisition of treasury stock (173,175 shares)         --             --              --              --        (2,294,412)
Issuance of treasury stock for ESOP
  stock contributions (44,255 shares)                       --           35,186            --           (57,228)        522,042
Repayment of receivables                                    --             --              --              --              --
Stock dividend                                              --          799,959            --        (6,067,650)      5,267,691
Net earnings                                                --             --              --         9,796,982            --
Foreign currency translation adjustment                     --             --          (516,639)           --              --
Minimum pension liability adjustment, net of tax            --             --          (475,115)           --              --
   Total comprehensive income                               --             --              --              --              --
                                                    ------------   ------------    ------------    ------------    ------------
Balances at December 31, 2001                         10,000,000        835,145      (2,250,325)     76,991,439     (19,758,162)
Transactions arising from stock option exercises:
     Income tax benefit                                     --        2,575,483            --              --              --
     Issuance of treasury stock (608,206 shares)            --       (1,514,005)           --              --         8,129,489
     Acquisition of treasury stock (418,378 shares)         --             --              --              --        (9,103,532)
Issuance of treasury stock for ESOP
  stock contributions (17,898 shares)                       --           34,764            --              --           265,236
Repayment of receivables                                    --             --              --              --              --
Stock dividend                                              --        3,461,895            --       (10,262,106)      6,800,211
Net earnings                                                --             --              --        19,502,947            --
Foreign currency translation adjustment                     --             --           103,303            --              --
Minimum pension liability adjustment, net of tax            --             --        (2,131,329)           --              --
   Total comprehensive income                               --             --              --              --              --
                                                    ------------   ------------    ------------    ------------    ------------
Balances at December 31, 2002                       $ 10,000,000   $  5,393,282    $ (4,278,351)   $ 86,232,280    $(13,666,758)
                                                    ============   ============    ============    ============    ============



                                                  Receivables For
                                                   Stock Options    Shareholders'
                                                      Exercised        Equity
                                                   --------------   ------------



Balances at December 31, 1999                       $ (1,241,250)   $ 50,873,159
Transactions arising from stock option exercises:
     Income tax benefit                                     --           625,156
     Issuance of treasury stock (262,152 shares)            --         1,381,524
     Acquisition of treasury stock (203,544 shares)         --        (2,077,630)
Repayment of receivables                                 153,000         153,000
Stock dividend                                              --              --
Net earnings                                                --              --
Foreign currency translation adjustment                     --              --
Minimum pension liability adjustment, net of tax            --              --
   Total comprehensive loss                                 --         4,487,480
                                                    ------------    ------------
Balances at December 31, 2000                         (1,088,250)     55,442,689
Transactions arising from stock option exercises:
     Income tax benefit                                     --           602,046
     Issuance of treasury stock (255,792 shares)            --         1,674,296
     Acquisition of treasury stock (173,175 shares)         --        (2,294,412)
Issuance of treasury stock for ESOP
  stock contributions (44,255 shares)                       --           500,000
Repayment of receivables                                 153,000         153,000
Stock dividend                                              --              --
Net earnings                                                --              --
Foreign currency translation adjustment                     --              --
Minimum pension liability adjustment, net of tax            --              --
   Total comprehensive income                               --         8,805,228
                                                    ------------    ------------
Balances at December 31, 2001                           (935,250)     64,882,847
Transactions arising from stock option exercises:
     Income tax benefit                                     --         2,575,483
     Issuance of treasury stock (608,206 shares)            --         6,615,484
     Acquisition of treasury stock (418,378 shares)         --        (9,103,532)
Issuance of treasury stock for ESOP
  stock contributions (17,898 shares)                       --           300,000
Repayment of receivables                                 153,000         153,000
Stock dividend                                              --              --
Net earnings                                                --              --
Foreign currency translation adjustment                     --              --
Minimum pension liability adjustment, net of tax            --              --
   Total comprehensive income                               --        17,474,921
                                                    ------------    ------------
Balances at December 31, 2002                       $   (782,250)   $ 82,898,203
                                                    ============    ============



         The accompanying notes are an integral part of the consolidated financial statements.


                                       F-5



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001 and 2000



                                                                       2002             2001             2000
                                                                       ----             ----             ----
Cash flows from operating activities:
Net earnings                                                       $ 19,502,947    $  9,796,982    $  4,716,945
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                         7,577,216       8,504,377       7,768,103
Deferred income taxes                                                   336,734      (3,581,074)        508,408
Provision for doubtful accounts                                       1,041,604       4,057,092          79,706
Gains on sales of land and facility                                  (2,428,425)           --          (361,526)
Other non-cash operating items                                          128,134        (572,546)        223,855
Changes in operating assets and liabilities:
         Accounts receivable                                           (882,270)      4,767,771     (14,423,225)
         Inventories                                                (17,157,054)     (4,439,908)        376,724
         Prepaid expenses and other current assets                     (678,458)      1,022,026        (870,951)
         Other assets and pension liability                            (235,446)     (3,674,972)       (143,518)
         Accounts payable                                            10,791,467         535,175      (6,436,276)
         Accrued liabilities                                         (1,324,936)      5,463,722       5,592,379
         Income taxes receivable / payable                           (2,873,083)      4,272,049       3,033,706
                                                                   ------------    ------------    ------------

           Net cash provided by operating activities                 13,798,430      26,150,694          64,330
                                                                   ------------    ------------    ------------

Cash flows provided by (used in) investing activities:
         Net proceeds from sales of land and facility                 2,940,291          12,882         799,548
         Property, plant and equipment additions                     (9,078,213)     (5,551,577)     (6,022,190)
                                                                   ------------    ------------    ------------

           Net cash used in investing activities                     (6,137,922)     (5,538,695)     (5,222,642)
                                                                   ------------    ------------    ------------

Cash flows provided by (used in) financing activities:
         Borrowings under long-term debt                                   --              --        29,023,200
         Principal payments under revolving credit agreement, net    (3,000,000)    (16,000,000)     (8,113,873)
         Principal payments under other long-term debt               (4,357,631)     (4,218,022)           --
         Borrowings under short-term lines of credit                       --              --         1,500,000
         Repayments of short-term lines of credit                          --              --       (17,250,000)
         Repayments on receivables for stock options exercised           13,000          13,000          13,000
         Proceeds from the exercise of stock options                    129,421            --              --
         Acquisition of treasury stock                               (2,617,471)       (620,114)       (696,106)
                                                                   ------------    ------------    ------------

           Net cash provided by (used in) financing activities       (9,832,681)    (20,825,136)      4,476,221
                                                                   ------------    ------------    ------------

Effect of exchange rate changes on cash                                 (14,425)         (9,439)          6,924
                                                                   ------------    ------------    ------------

Net decrease in cash and cash equivalents                            (2,186,598)       (222,576)       (675,167)

Cash and cash equivalents at beginning of year                        2,687,551       2,910,127       3,585,294
                                                                   ------------    ------------    ------------

Cash and cash equivalents at end of year                           $    500,953    $  2,687,551    $  2,910,127
                                                                   ============    ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                       F-6

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of all wholly-owned domestic and foreign subsidiaries. The net assets and results of foreign operations are not significant to the consolidated financial statements. The accounts of foreign subsidiaries are translated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." As such, balance sheet accounts are translated at the exchange rate as of December 31 of each year and statement of earnings accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (expense). All intercompany accounts and transactions have been eliminated in consolidation.

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

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF Issue No. 01-9 codified and reconciled the following EITF issues: No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" requires that sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction be recorded as a reduction from revenue. Previously, these items were included in selling and administrative expenses. EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" requires that unless specific criteria are met, consideration from a vendor to a retailer be recorded as a reduction from revenue, as opposed to a selling expense. As a result of the implementation of EITF Issue No. 01-9, costs of $35,320,217, $28,052,879 and $23,906,670 were recorded as a reduction of net sales for the years ended December 31, 2002, 2001 and 2000, respectively. In 2001 and 2000, these costs were included in selling and administrative expenses and have been reclassified to conform with current year presentation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include deposits in banks, short-term commercial paper, United States Treasury bills and money market funds with an initial term of less than three months. Cash equivalents were $43,000 and $1,087,000 as of December 31, 2002 and 2001, respectively. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

INVENTORIES

Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories are as follows:

                                               2002                     2001
                                            -----------             -----------

                     Raw materials          $35,941,512             $29,114,398
                     Work in process          3,878,087               3,892,868
                     Finished goods          40,093,358              29,670,413
                                             ----------              ----------
                                            $79,912,957             $62,677,679
                                            ===========             ===========


PROPERTY, PLANT AND EQUIPMENT

The Company provides for depreciation on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the lease term. The range of estimated lives applicable to the assets are as follows:

           Building, building improvements and
            leasehold improvements                               10 to 50 years
           Machinery and equipment                                3 to 15 years
           Furniture and fixtures                                 3 to 10 years

ADVERTISING COSTS AND PROMOTIONAL ALLOWANCES

The Company advertises on television and radio and in magazines. Additionally, the Company has various co-operative advertising programs with retailers. Advertising costs are expensed in the year incurred. Advertising expenses, including co-operative advertising programs, were approximately $30,756,000, $30,456,000 and $27,755,000 in 2002, 2001 and 2000, respectively. The Company also has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These arrangements primarily allow customers to take deductions against amounts owed to the Company for product purchases. Estimated accruals for promotions and co-operative advertising programs are recorded at the later of the period in which the related revenue is recognized or when the sales incentive is granted. The Company regularly reviews and revises the estimated accruals for the projected costs for these promotions. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.

RESEARCH AND DEVELOPMENT

The Company expended approximately $6,391,000, $5,414,000 and $5,292,000 in 2002, 2001 and 2000, respectively, for research and development relating to the development of new products, clinical and regulatory affairs, and quality control & assurance of the Company's product lines. All costs associated with research and development are expensed as incurred and included in selling and administrative expenses in the accompanying consolidated statements of earnings.

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


STOCK DIVIDENDS

On November 7, 2002, the Company's Board of Directors approved a 5% stock dividend. As a result, 434,835 shares of treasury stock were issued on December 27, 2002 to shareholders of record on November 29, 2002. Accordingly, all share and per share amounts have been adjusted to reflect the 5% stock dividend distributed December 27, 2002.

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

STOCK OPTION PLANS


The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for its fixed plan stock options. Under APB No. 25, compensation expenses would be recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", the Company's net earnings and net earnings per share would have been reduced. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock based employee compensation.

Year ended December 31                       2002          2001           2000
----------------------                       ----          ----           ----

Net earnings, as reported                $19,502,947   $ 9,796,982   $4,716,945
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net of
  related tax effects                    $(1,870,075)  $(1,073,289)  $ (956,747)
                                         -----------   -----------   ----------
Pro forma net earnings                   $17,632,872   $ 8,723,693   $3,760,198
                                         ===========   ===========   ==========

Earnings per share:
  Basic -- as reported                   $      2.16   $      1.11   $     0.54
                                         ===========   ===========   ==========
  Basic -- pro forma                     $      1.95   $      0.98   $     0.43
                                         ===========   ===========   ==========
  Diluted -- as reported                 $      2.07   $      1.09   $     0.53
                                         ===========   ===========   ==========
  Diluted -- pro forma                   $      1.87   $      0.97   $     0.42
                                         ===========   ===========   ==========

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: dividend yields 0%, 0%, and 0%; expected lives of 5.9, 6.2, and 6.1 years; risk-free interest rates of 4.39%, 4.92%, and 4.72%; and expected volatility of 39.1%, 48.8%, and 45.5%. The weighted-average fair value of options granted during 2002, 2001 and 2000 were $9.90, $6.59, and $5.91, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment at the reporting unit level. The Company's reporting units are its Cosmetic and Pharmaceutical segments. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Additionally under SFAS No. 142, intangible assets with determinable lives, other than goodwill, must be amortized over their useful lives. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 and was adopted by the Company on January 1, 2002. During the first quarter of 2002, the Company performed the required SFAS No. 142 impairment tests of goodwill and determined that no adjustment to the asset values or to the useful lives of the intangible assets was required. This determination, as well as the fact that the Company's goodwill was recorded prior to October 31, 1970 and therefore not subject to amortization prior to the adoption of SFAS No. 142, resulted in no adjustments to earnings for the years ended December 31, 2002, 2001 and 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company adopted SFAS No. 143 on January 1, 2003 and has determined that the adoption of SFAS No.
143 will have no material effect on the Company's consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that at the inception of the guarantee, a liability be recorded on the guarantor's balance sheet for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company does not expect the prospective recognition provisions of FIN 45 to have a material effect on its consolidated financial statements.



(2) SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental information relating to the consolidated statements of cash flows:

                                                         2002                2001              2000
                                                      -----------        -----------       -----------
            Cash transactions:
              Interest                                $ 4,466,594        $ 7,741,517       $ 7,919,286
                                                      ===========        ===========       ===========
              Income taxes                            $14,068,067        $ 5,703,546       $ 2,008,009
                                                      ===========        ===========       ===========
            Non-cash transactions:
              Income tax benefit arising from
                stock options exercised               $ 2,575,483         $ 602,046         $ 625,156
                                                      ===========         =========         =========
              Shares tendered by optionees to
                exercise stock options                $ 6,486,015        $ 1,674,296       $ 1,381,524
                                                      ===========        ===========       ===========
              Financed purchase
                of Canadian facility                  $       -          $       -         $ 1,828,000
                                                      ===========        ===========       ===========

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3) PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment, at cost, are as follows:

                                                     2002               2001
                                                 ------------     ------------

                Land                             $  1,809,171     $  2,302,824
                Building, building improvements
                 and leasehold improvements        19,952,181       19,283,389
                Machinery and equipment            31,732,963       30,586,570
                Furniture and fixtures              6,414,762        6,188,765
                Construction in progress            2,568,605          504,945
                                                 ------------     ------------
                                                 $ 62,477,682     $ 58,866,493
                                                 ============     ============

Depreciation expense for 2002, 2001 and 2000 was $6,899,339, $7,623,533 and
$6,887,237, respectively.

(4) GOODWILL AND OTHER INTANGIBLES ARISING FROM ACQUISITIONS

Goodwill represents the excess of the purchase prices paid for companies and product lines over amounts assigned to the fair value of the net tangible assets as well as purchased intellectual property rights and trademarks. Total goodwill related to acquisitions prior to 1971 amount to $6,660,000, of which $378,000 was written off in 1995 due to a diminution in value. Of this balance, $3,520,000 relates to the cosmetics operating segment and $2,762,000 relates to the pharmaceutical operating segment. The remaining $6,282,000 is not impaired under the provisions of SFAS No. 142.

The components of intangible assets arising from acquisitions are as follows:

                                                                DECEMBER 31, 2002

                                           GROSS CARRYING          ACCUMULATED               NET BOOK
                                               VALUE               AMORTIZATION               VALUE

         Intellectual property rights       $10,557,573             $ 2,478,163           $ 8,079,410
         Trademarks                           3,000,200               2,700,000               300,200
                                            -----------             -----------           -----------
                                            $13,557,773             $ 5,178,163           $ 8,379,610
                                            ===========             ===========           ===========

                                                                DECEMBER 31, 2001

                                           GROSS CARRYING           ACCUMULATED              NET BOOK
                                               VALUE               AMORTIZATION               VALUE

         Intellectual property rights       $10,557,573             $ 1,950,286           $ 8,607,287
         Trademarks                           3,000,200               2,550,000               450,200
                                            -----------             -----------           -----------
                                            $13,557,773             $ 4,500,286           $ 9,057,487
                                            ===========             ===========           ===========


In 1998, the Company acquired the intellectual property rights of the CornSilk brand of facial make-up for $11,039,474. In September 1999, the Company entered into an agreement with the former owner of CornSilk related to this acquisition. Under the provisions of this agreement, adjustments to the original purchase price were negotiated. As a result, the intangible assets arising from the acquisition were reduced by approximately $481,901. The intellectual property rights are being amortized over 20 years. Upon adoption of SFAS No. 142, the remaining useful lives were still deemed appropriate.

The remaining trademarks at December 31, 2002 are the Quencher trademarks acquired in 1984 and are being amortized over 20 years.

Amortization expense amounted to $677,877, $880,844 and $880,866 for 2002, 2001 and 2000, respectively. The estimated amortization expense for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $677,880, $677,880, $527,879,
$527,879 and $527,879, respectively.

                       DEL LABORATORIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




(5)             INCOME TAXES

The components of income tax expense are as follows:


2002                   FEDERAL          STATE          FOREIGN         TOTAL
----                   -------          -----          -------         -----

   Current tax      $  8,850,967    $    855,284    $  1,369,049   $ 11,075,300
   Deferred tax          223,943         112,791            --          336,734
                    ------------    ------------    ------------   ------------
                    $  9,074,910    $    968,075    $  1,369,049   $ 11,412,034
                    ============    ============    ============   ============


2001
----

   Current tax      $  8,016,707    $    492,938    $  1,436,016   $  9,945,661
   Deferred tax       (3,039,908)       (541,166)           --       (3,581,074)
                    ------------    ------------    ------------   ------------
                    $  4,976,799    $    (48,228)   $  1,436,016   $  6,364,587
                    ============    ============    ============   ============


2000
----

   Current tax      $  1,854,542    $    280,883    $    914,575   $  3,050,000
   Deferred tax          562,004         (54,004)           --          508,000
                    ------------    ------------    ------------   ------------
                    $  2,416,546    $    226,879    $    914,575   $  3,558,000
                    ============    ============    ============   ============




Total income tax expense differed from the statutory rates of 35% for 2002 and 2001 and 34% for 2000 of earnings before income taxes, as a result of the following items:

                                                     2002           2001            2000
                                                     ----           ----            ----
Tax provision at statutory rate (35% in 2002,   $ 10,820,244    $  5,656,549    $  2,813,481
   35% in 2001 and 34% in 2000)
Increase (decrease) in tax resulting from:
State income taxes, net of Federal
   income tax benefit                                629,249         (31,348)        149,740
Amortization of intangibles                           52,500         123,540         120,012
Officers' life insurance                              79,740         102,185          99,266
Meals and entertainment                              136,621         107,036          96,722
Extraterritorial income exclusion                    (91,000)        (87,500)           --
Change in the beginning of the year
   valuation allowance                              (818,047)       (349,286)         58,584
Foreign rate differential and benefit of
   foreign tax credit                                188,372         379,679         252,720
Other, net                                           414,355         463,732         (32,525)
                                                ------------    ------------    ------------
Actual provision for income taxes               $ 11,412,034    $  6,364,587    $  3,558,000
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

                                                               2002                2001
                                                             -----------       -----------
Deferred tax assets:
     Accounts receivable, principally
          due to allowance for doubtful accounts             $ 1,134,878       $ 1,802,360

     Supplemental Executive Retirement Plan
          (SERP), principally due to
          accrual for financial statement purposes             2,349,714         2,075,704

     Inventory, principally due to reserve                     4,661,187         4,085,317

     Pension accrual for financial reporting purposes
          and other compensation benefits                      4,083,607         2,969,900

     Tax credit carry forwards                                   305,020           818,047

     Other                                                       418,293           616,670
                                                             -----------       -----------
                                                              12,952,699        12,367,998

     Valuation allowance                                        -                 (818,047)
                                                             -----------       -----------

Deferred tax assets                                           12,952,699        11,549,951
                                                             -----------       -----------
Deferred tax liabilities
     Property, plant and equipment,
          principally due to differences
          in depreciation methods                             (4,347,509)       (3,879,951)
                                                             -----------        -----------

Deferred tax liabilities                                      (4,347,509)       (3,879,951)
                                                             -----------       ------------

Net deferred tax assets                                      $ 8,605,190       $ 7,670,000
                                                             ===========       ===========

At December 31, 2002, a deferred tax asset of $1,619,000 was recorded on the consolidated balance sheet relating to the additional minimum pension liability (note 7(a)). Such liability, net of the related deferred tax asset, was recorded directly as a component of accumulated other comprehensive loss, in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 130, "Reporting Comprehensive Income."

A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. The net change in the valuation allowance in 2002 was a decrease of $818,047. Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences are deductible, management believes it is more likely than not that the Company will realize the benefits of net deferred tax assets as of December 31, 2002.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6) LONG-TERM DEBT

                                                      2002            2001
                                                      ----            ----

9.5% senior notes                                 $32,000,000      $36,000,000
Notes payable under revolving credit agreement     22,000,000       25,000,000
Mortgages on land and building                      4,983,477        5,328,239
                                                  -----------      -----------
                                                  $58,983,477      $66,328,239
Less current portion                                8,395,929        4,339,004
                                                  -----------      -----------
                                                  $50,587,548      $61,989,235
                                                  ===========      ===========

(a) On March 26, 2002, the senior notes were amended and restated. The senior note holder executed a Release and Termination Agreement of the collateral liens granted in the previous amendment. The notes require annual principal repayments of $8,000,000 on May 31, 2003 and May 31, 2004 and $16,000,000 on May 31, 2005.
The amended agreement is unsecured and includes covenants, which provide among other things for the maintenance of financial ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures.

On March 26, 2002, the Company amended and restated the revolving credit agreement entered into in December 1998 and amended on February 25, 2000. The amendment provides credit of $45,000,000 and extends the expiration to March 26, 2005. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR or prime rates. The weighted-average interest rates for 2002 and 2001 were 4.1% and 8.8%, respectively. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The deferred financing fees associated with the March 26, 2002 amendment and the unamortized deferred financing fees related to the February 25, 2000 agreement are being amortized over the term of the new agreement. Covenants provide among other things, for the maintenance of financial ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures. The agreement is unsecured and no compensating balances are required. The lenders executed a Release and Termination Agreement of the collateral liens granted in the previous amended February 25, 2000 revolving credit agreement.

On February 22, 2000, the Company purchased a manufacturing, warehousing and office facility in Barrie, Ontario for $1,828,000. The purchase was financed with a combination of a mortgage bridge loan and a five-year mortgage.

On April 26, 2000, the Company refinanced its purchase money promissory note of $3.8 million for its property in North Carolina with a five-year $4.5 million mortgage on the land and buildings.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002, are as follows:

                            2003                   $ 8,395,929
                            2004                     8,411,193
                            2005                    42,176,355
                            2006                            -
                            2007                            -
                                                   -----------
                                                   $58,983,477
                                                   ===========

(b) On March 21, 2003, the Company refinanced the mortgage on its property in North Carolina with a seven-year $12.5 million mortgage on the land and buildings. The mortgage provides construction funding as funds are expended during the facility expansion project. The mortgage includes an interest rate based on LIBOR plus 1.75%, principal payments based on a 20 year amortization schedule, a balloon payment due in March 2010, and terms that provide for the maintenance of certain financial ratios.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(7) EMPLOYEE RETIREMENT PLANS

(a) PENSION PLANS

The Company maintains two non-contributory defined benefit pension plans covering all U.S. eligible employees. The Del Non-Union Plan formula is based on years of service and the employee's compensation during the five years before retirement. The Del LaCross Union Plan formula is based on years of service. The LaCross Plan covers employees of the Company's Newark, New Jersey facility which ceased operations during 2002. As a result of this closure, more than 20% of plan participants in the LaCross Plan were terminated, which resulted in a partial termination of the plan. Due to the partial termination of the plan, all affected participants became fully vested in their accrued benefits at their termination date. The Company made contributions to these plans of $5,218,000, $2,042,000 and $243,000 in 2002, 2001 and 2000, respectively. Assets held by these plans consist of cash and cash equivalents, fixed income securities consisting of U.S. government and corporate bonds and common stocks. The Company also has a defined benefit supplemental executive retirement plan (SERP) for certain of its executives. The SERP is a non-qualified plan under the Internal Revenue Code. The assets in the SERP trust, which were approximately $4,134,000 and $4,067,000 as of December 31, 2002 and 2001, respectively, are considered assets of the Company, not plan assets, and as such, are included in other assets on the accompanying consolidated balance sheets. The assets of the SERP, which consist of cash and cash equivalents and U.S. government bonds, are held-to-maturity securities and, as such, are carried at cost plus accrued interest. The Company made no contribution during 2002 to the SERP trust. A contribution of $1,450,000 was made in 2001 and no contribution was made in 2000 to the SERP trust.

Total pension expense for 2002, 2001 and 2000 amounted to approximately $3,474,000, $2,488,000 and $1,548,000, respectively. The change in benefit obligation, change in plan assets and funded status as of December 31, 2002 and 2001 and components of net periodic cost for 2002, 2001 and 2000 of the Company's domestic plans are set forth in the following tables:

                                                                                 2002
                                                             --------------------------------------------
                                                                 DEL NON-     DEL LACROSS
                                                               UNION PLAN       UNION PLAN        SERP
                                                             ------------    ------------    ------------
Change in benefit obligation:
Benefit obligation at the beginning of the year              $ 22,842,997    $  1,188,676    $  6,604,492
     Service cost                                               2,008,569            --            37,441
     Interest cost                                              1,782,579          86,661         453,466
     Actuarial loss (gain)                                      4,234,510         143,724         (91,088)
     Benefits paid                                               (979,919)       (161,420)        (16,032)
     Plan amendments                                              163,802            --              --
                                                             ------------    ------------    ------------
     Benefit obligation at the end of the year               $ 30,052,538    $  1,257,641    $  6,988,279
                                                             ------------    ------------    ------------

Change in plan assets:
     Fair value of assets at the beginning of the year       $ 14,931,149    $  1,159,822    $       --
     Actual gain (loss) on plan assets                         (1,098,291)        (98,803)           --
     Employer contributions                                     4,842,948         358,755          16,032
     Benefits paid                                               (979,919)       (161,420)        (16,032)
                                                             ------------    ------------    ------------
     Fair value of assets at the end of the year             $ 17,695,887    $  1,258,354    $       --
                                                             ------------    ------------    ------------

     Funded status                                           $(12,356,651)   $        712    $ (6,988,279)
     Unrecognized transition asset                                 (1,937)           --              --
     Unamortized prior service cost                               395,879            --           805,813
     Unrecognized net actuarial loss                           10,113,344         426,271         124,663
                                                             ------------    ------------    ------------
     Net amount recognized                                   $ (1,849,365)   $    426,983    $ (6,057,803)
                                                             ============    ============    ============

Amounts recognized in the balance sheet consist of:
     (Accrued) prepaid benefit (liability) asset             $ (6,422,980)   $    426,983    $ (6,960,844)
     Intangible asset (included in other long-term assets)        395,879            --           805,813
     Accumulated other comprehensive loss                       4,177,736            --            97,228
                                                             ------------    ------------    ------------
     Net amount recognized                                   $ (1,849,365)   $    426,983    $ (6,057,803)
                                                             ============    ============    ============

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                                                                                     2001
                                                                  --------------------------------------------

                                                                     DEL NON-        DEL LACROSS
                                                                    UNION PLAN       UNION PLAN        SERP
                                                                    ----------       ----------        ----

Change in benefit obligation:
Benefit obligation at the beginning of the year                   $ 17,304,298    $  1,018,860    $  6,247,977
     Service cost                                                    1,429,528          23,591          57,380
     Interest cost                                                   1,516,455          83,232         451,747
     Actuarial (gain) loss                                           3,316,961         136,599        (139,705)
     Benefits paid                                                    (724,245)        (79,040)        (12,907)
     Plan Amendments                                                      --            12,746            --
     Curtailment                                                          --            (7,312)           --
                                                                  ------------    ------------    ------------
     Benefit obligation at the end of the year                    $ 22,842,997    $  1,188,676    $  6,604,492
                                                                  ------------    ------------    ------------

Change in plan assets:
     Fair value of assets at the beginning of the year            $ 14,371,743    $    747,931    $       --
     Actual gain (loss) on plan assets                                (459,925)        205,023            --
     Employer contributions                                          1,743,576         285,908          12,907
     Benefits paid                                                    (724,245)        (79,040)        (12,907)
                                                                  ------------    ------------    ------------
     Fair value of assets at the end of the year                  $ 14,931,149    $  1,159,822    $       --
                                                                  ------------    ------------    ------------

     Funded status                                                $ (7,911,848)   $    (28,855)   $ (6,604,492)
     Unrecognized transition asset                                     (64,513)           --              --
     Unamortized prior service cost                                    282,146            --         1,082,497
     Unrecognized net actuarial loss                                 3,760,787          78,245         181,784
                                                                  ------------    ------------    ------------
     Net amount recognized                                        $ (3,933,428)   $     49,390    $ (5,340,211)
                                                                  ============    ============    ============

Amounts recognized in the balance sheet consist of:
     Accrued benefit liability                                    $ (4,970,245)   $    (28,855)   $ (6,462,215)
     Intangible asset (included in other long-term assets)             282,146            --         1,082,497
     Accumulated other comprehensive loss                              754,671          78,245          39,507
                                                                  ------------    ------------    ------------
     Net amount recognized                                        $ (3,933,428)   $     49,390    $ (5,340,211)
                                                                  ============    ============    ============




                                                                                     2002
                                                                  --------------------------------------------

                                                                    DEL NON-        DEL LACROSS
                                                                   UNION PLAN       UNION PLAN          SERP
                                                                   ----------       ----------          ----

Components of net periodic cost:
     Service cost                                                 $  2,008,569    $       --      $     37,441
     Interest cost                                                   1,782,579          86,661         453,466
     Expected return on plan assets                                 (1,352,233)       (105,654)           --
     Amortization of unrecognized transition (asset) obligation        (62,576)           --              --
     Recognized prior service cost                                      50,069            --           276,684
     Recognized net (gain) loss                                        332,477             155         (33,967)
                                                                  ------------    ------------    ------------
     Net periodic cost                                            $  2,758,885    $    (18,838)   $    733,624
                                                                  ============    ============    ============





                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                                                                                       2001
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
                                                                   ===========     ===========     ===========



                                                                                        2000
                                                                   -----------------------------------------

                                                                    DEL NON-       DEL LACROSS
                                                                   UNION PLAN       UNION PLAN         SERP
                                                                   ----------       ----------         ----

Components of net periodic cost:
    Service cost                                                   $ 1,038,538     $    19,610     $    47,166
    Interest cost                                                    1,183,740          75,141         446,953
    Expected return on plan assets                                  (1,318,962)        (56,947)           --
    Amortization of unrecognized
       transition (asset) obligation                                   (62,576)         24,776            --
    Recognized prior service cost                                       56,156           7,607         265,106
    Recognized net (gain) loss                                        (214,361)           --            36,520
                                                                   -----------     -----------     -----------
    Net periodic cost                                              $   682,535     $    70,187     $   795,745
                                                                   ===========     ===========     ===========




The weighted-average actuarial assumptions used as of December 31, 2002, 2001 and 2000, respectively, were:

                                                    2002      2001    2000
                                                    ----      ----    ----

Discount rate                                       6.75%    7.25%    7.75%
Rate of compensation increase                       4.50%    4.50%    5.50%
Expected long-term rate of return on plan assets    8.50%    9.00%    9.00%

Minimum pension liabilities for the underfunded Del Non-Union Plan and SERP are included in the long-term pension liability on the accompanying consolidated balance sheets. The minimum pension liability of approximately $5,477,000 and $2,237,000 at December 31, 2002 and December 31, 2001, respectively, has been recorded with a corresponding amount of an intangible asset of approximately $1,202,000 and $1,365,000 and accumulated other comprehensive losses of approximately $4,275,000 and $872,000 at December 31, 2002 and December 31, 2001, respectively. The accumulated other comprehensive losses are net of deferred income taxes of approximately $1,619,000 and $348,000 at December 31, 2002 and 2001, respectively. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions and experienced gains or losses.

The Company contributes to a multi-employer pension plan for the benefit of its union employees. This plan is a defined benefit plan based on years of service and the costs recognized for 2002, 2001 and 2000 were approximately $447,000, $439,000 and $431,000, respectively.

The Company maintains a defined contribution plan for the benefit of its Canadian employees. The costs recognized for 2002, 2001 and 2000 were approximately $57,000, $59,000 and $53,000 in U.S. dollars, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(b) EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan and related trust, covering substantially all full-time non-union employees. Under the terms of the plan, the Company may make contributions to the trust in cash, shares of Company stock or other property in amounts as may be determined by the Board of Directors. The Board of Directors authorized contributions of $300,000 for 2002, $300,000 for 2001 and $200,000 for 2000. On October 7, 2002, the Company funded its fiscal 2002 contribution of $300,000 to the Employee Stock Ownership Trust with 17,898 treasury shares (as restated for 5% stock dividend). As a result, an increase of $34,764 was recorded to additional paid-in capital representing the cost of treasury shares which were less than the market price on that date. On
October 4, 2001 the Company funded its fiscal 2001 contribution of $300,000 to the Employee Stock Ownership Trust with 22,423 treasury shares (as restated for 5% stock dividend). As a result, an increase of $35,186 was recorded to additional paid-in capital representing the cost of treasury shares which were less than the market price on that date. On March 1, 2001 the Company funded its fiscal 2000 contribution of $200,000 to the Employee Stock Ownership Trust with 21,832 treasury shares (as restated for 5% stock dividend). As a result, a reduction of $57,228 was recorded to retained earnings in the first quarter of 2001 representing the cost of treasury shares in excess of the market price on that date. At December 31, 2002, the trust held 548,427 shares of the Company's common stock.

(c) EMPLOYEE 401(K) SAVINGS PLAN

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation on the first day of the month following the date of hire and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. However, the Company retains the right to make optional contributions for any plan year. Optional contributions were not made in 2002, 2001 and 2000.



(8) SHAREHOLDERS' EQUITY

(a) STOCK OPTION PLANS

The 1994 Stock Plan, as amended (the 1994 Plan) provides for the granting of incentive and non-incentive options and other stock-based awards. A total of 3,792,579 shares have been authorized for issuance under the 1994 Plan. At December 31, 2002, non-incentive options have been the only awards issued under the 1994 Plan. The exercise price of options granted under the 1994 Plan shall not be less than the fair market value of the common stock at the date of the grant. The Compensation Committee of the Board of Directors (the Committee) determines the persons to whom options will be granted, the prices at which options may be exercised, the vesting period and whether the options will be incentive or non-incentive. Incentive options, if granted, are exercisable for a period of up to ten years from the date of the grant. The exercise price of the shares to be purchased shall be paid either in cash, delivery (i.e., surrender) of shares of common stock owned by the optionee at the time of exercise of the option, in installments payable in cash if permitted by the Committee or in any combination of the foregoing.

Shares received by an optionee upon exercise of a non-incentive option may not be sold or otherwise disposed of for a period (restricted period) determined by the Committee upon grant of the option, which, if the Committee elects to have a restricted period, shall be not less than six months or more than three years from the date of the exercise, during which period the Company is entitled, in the event the employment of the optionee with the Company terminates, to repurchase the shares at the exercise price. Following the restricted period, the Company shall have a right of first refusal to purchase the shares at fair market value. Shares issuable upon exercise of options granted to date under the 1994 Plan are subject to a six-month restricted period. At December 31, 2002, 1,217,472 of the 2,402,649 options outstanding were exercisable under the 1994 Plan, at a weighted-average exercise price of $14.91.

The 1984 Stock Option Plan, as amended (the 1984 Plan), provided for the granting of incentive and non-incentive options to purchase shares of the Company's common stock at prices which are not less than the fair market value of the common stock at the dates of grant. Options are exercisable as determined by the Committee for a period up to ten years and one day from the date of grant. Incentive options granted to a 10% stockholder must be granted at 110% of fair market value and may be exercised up to five years from the date of grant. Payment of the exercise price of options may be made in the same manner as provided by the 1994 Plan, and shares issued upon exercise are subject to a restricted period similar to that provided under the 1994 Plan. At December 31, 2001, all options outstanding under the 1984 Plan were exercised at a weighted-average exercise price of $2.58. No further options will be granted or are outstanding under the 1984 Plan.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Limited stock appreciation rights also may be granted under the 1994 Plan, which will be effective only upon a change in control of the Company (as defined). To date, no such appreciation rights were granted. These plans also accelerate the exercisability of all unexercised options or stock appreciation rights immediately in the event of a change in control of the Company.

In 2002, the Company acquired 418,378 shares (adjusted for the 5% stock dividend) of its common stock from optionees in connection with stock option exercises for approximately $9,103,000. The market value on the date of exercise of shares previously owned for more than six months used by optionees to pay for the exercise price was approximately $6,486,000. Additionally, the market value of shares acquired from optionees to pay for income tax liabilities remitted to taxing authorities by the Company, amounted to $2,617,000. The market value of these acquisitions totaling $9,103,000 is reflected in the accompanying consolidated statement of shareholders' equity.

Shares outstanding, option prices and option transactions during the last three years, are summarized below:


                                                       1994 STOCK OPTION PLAN

                                                                WEIGHTED-AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                     ------      --------------

Outstanding December 31, 1999                      1,561,321       $   13.98
            Granted                                  442,244           10.54
            Exercised                                   --               --
            Fortfeited                                (8,268)          14.45
                                                   ---------
Outstanding December 31, 2000                      1,995,297           13.22
            Granted                                  454,589           11.29
            Exercised                               (152,000)           9.26
            Fortfeited                                (8,048)          10.53
                                                   ---------
Outstanding December 31, 2001                      2,289,838           13.10
            Granted                                  749,435           21.17
            Exercised                               (608,206)          10.88
            Fortfeited                               (28,418)          15.76
                                                   ---------
Outstanding December 31, 2002                      2,402,649       $   16.15
                                                   =========



                                                      1984 STOCK OPTION PLAN

                                                                WEIGHTED-AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                      ------      --------------
Outstanding December 31, 1999                        365,943       $    4.50
            Granted                                     --               --
            Exercised                               (262,153)           5.27
            Fortfeited                                  --               --
                                                    --------
Outstanding December 31, 2000                        103,790            2.58
            Granted                                     --               --
            Exercised                               (103,790)           2.58
            Fortfeited                                  --               --
                                                    --------
Outstanding December 31, 2001                           --               --
            Granted                                     --               --
            Exercised                                   --               --
            Fortfeited                                  --               --
                                                    --------
Outstanding December 31, 2002                           --             $ --
                                                    ========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes information about stock options at December 31, 2002:

                                            OUTSTANDING STOCK OPTIONS                      EXERCISABLE STOCK OPTIONS
                                            -------------------------                      -------------------------

                                          WEIGHTED-                 WEIGHTED-AVERAGE                        WEIGHTED-
    RANGE OF                              REMAINING                    EXERCISE                              AVERAGE
EXERCISE PRICES          SHARES        CONTRACTUAL LIFE                  PRICE             SHARES         EXERCISE PRICE
---------------          ------        ----------------                  -----             ------         --------------
$ 6.00 to $10.00          40,225              5.21                       $  8.98                 0            $  0.00
$10.01 to $15.00       1,099,394              5.71                       $ 11.32           775,436            $ 11.75
$15.01 to $20.00         394,237              4.13                       $ 17.07           227,742            $ 18.00
$20.01 to $25.00         796,259              7.06                       $ 21.87           141,760            $ 21.77
$25.01 to $30.00          72,534              2.85                       $ 25.55            72,534            $ 25.55
                       ---------                                                         ---------
$ 6.00 to $30.00       2,402,649              5.80                       $ 16.15         1,217,472            $ 14.91
                       =========                                                         =========


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

Pursuant to an amendment to this officer's employment agreement, the 1984 Loan, the 1988 Loan and the 1990 Loan were consolidated, effective as of July 1, 1999, with the aggregate principal balance to be repaid, with interest at the rate of 6.0% per annum, in annual amounts of $140,000 for each year during the period from 2000 through 2007 and a final payment of $82,250 on January 20, 2008, provided that each payment of interest and principal will be forgiven when due so long as the officer is then employed by, or then serves as a consultant to the Company and, provided further, that the Company may (but is not required to) forgive, during any year until 2007, in excess of $140,000 of principal. Whenever the Company forgives any principal or interest owed by the officer to the Company, the Company has agreed to pay to the officer such additional payment (a "Gross-Up Payment") in an amount such that, after payment by the officer of all Federal, state and local taxes and excise taxes if any, including any such taxes imposed on the Gross-Up Payment, the officer retains an amount of the Gross-Up Payment equal to such taxes imposed on the principal and interest forgiven. This loan, which is a full recourse loan, must be secured by collateral with a fair value of 110% of the unpaid principal. The loan balance at December 31, 2002 was $782,250 and was collateralized by 168,961 shares of the Company's common stock.

During 1992, the Company loaned another officer $130,000 to enable him to exercise an option for 9,719 shares. The loan bears interest at the prime rate and is payable in quarterly installments. As of December 31, 2002 the loan balance was paid off and the 8,500 shares pledged to secure the loan were released.

The balance of all loans made to officers is reflected as a reduction of shareholders' equity in the accompanying consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9)  ACCRUED LIABILITIES

Accrued liabilities at December 31, 2002 and 2001 consisted of the following:

                                                        2002          2001
                                                     -----------   -----------

Salaries, wages, commissions and employee benefits   $ 6,591,321   $ 4,941,141
Pension liabilities                                    2,727,481     4,866,855
Interest                                                 374,760       321,878
Advertising and promotion costs                        7,426,457     7,009,029
Other                                                  4,579,274     6,169,984
                                                     -----------   -----------
                                                     $21,699,293   $23,308,887
                                                     ===========   ===========

On June 26, 2001, the Company announced that it would initiate a series of actions resulting in a full closure of the Newark, New Jersey manufacturing facility by the end of the first quarter of 2002. It was estimated that the plant closure would result in the termination of approximately 70 production and clerical employees. Estimated severance, pension curtailment and other exit plan expenses of $226,000 were recorded in the second quarter of 2001. During the second quarter of 2002 an additional $45,000 in exit plan expenses were recorded. As of December 31, 2002, the plant is closed, a total of 67 production and clerical employees were terminated and all exit costs totaling $271,000 were paid.


(10) EARNINGS PER SHARE

A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:

                                                      (Amounts in thousands,
                                                       except per share data)
                                                      2002      2001      2000
                                                    -------   -------   -------

Net earnings (numerator)                            $19,503   $ 9,797   $ 4,717
                                                    -------   -------   -------

Weighted-average common shares
     (denominator for basic earnings per share)       9,047     8,860     8,757

Effect of dilutive securities:
     Employee stock options                             385       142        92
                                                    -------   -------   -------
Weighted-average common and potential
     common shares outstanding
     (denominator for diluted earnings per share)     9,432     9,002     8,849
                                                    =======   =======   =======
Basic earnings per share                            $  2.16   $  1.11   $  0.54
                                                    =======   =======   =======
Diluted earnings per share                          $  2.07   $  1.09   $  0.53
                                                    =======   =======   =======

Employee stock options for 496,000, 1,247,000 and 1,534,000 shares for 2002, 2001 and 2000, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.

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

In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement relates to empty drums coming to the Site in 1977 and 1978. In the third quarter of 2001, the Company recorded an estimate of $550,000 in selling and administrative expenses based on information received from the EPA as to its potential liability for the past remediation activities. In October 2001, the Company became a member of a Joint Defense Group ("the JDG"). In the second quarter of 2002, the EPA and the JDG agreed in principle to the amounts of payments required to settle past and future liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with regard to the Site. Pursuant to an agreement among JDG members as to how to allocate such payment amounts, the Company recorded, in the second quarter of 2002, an additional estimate of $785,000 in selling and administrative expenses. The charge of $785,000 had a negative impact of $0.05 per basic share on net earnings in the second quarter of 2002 and for the year ended December 31, 2002. During the third quarter of 2002, a trust was established with the intention of entering into a Consent Decree with the United States and the State of New York to settle all claims by the United States and the State of New York for past and future response costs and future actions at the Site. In September 2002, the Company paid $1,332,000 into a trust account which will be held in escrow, together with payments by the other members of the JDG, for the eventual settlement with the EPA of the Company's potential liability under CERCLA. During the third quarter of 2002, the Company also paid into the same trust account $18,000 for the eventual settlement of the Company's potential liability for natural resource damages ("NRD") claims, which also are expected to be settled in the Consent Decree.

On October 2, 2002, an agreement was signed with a general contractor to expand the Rocky Point, North Carolina facility from approximately 225,000 square feet to approximately 430,000 square feet. The contract is estimated to cost $7,747,000 and be completed during the fourth quarter of 2003.

The Company leases executive office space, furniture, data processing equipment, transportation equipment and warehouse space under terms of leases expiring through 2007. Rent expense under these operating leases aggregated approximately $2,827,000, $2,808,000 and $2,302,000 in 2002, 2001 and 2000, respectively. The
Company's obligations under non-cancelable leases are summarized as follows:


                   2003                                  $2,452,236
                   2004                                   1,975,857
                   2005                                     293,933
                   2006                                     189,275
                   2007                                      63,134
                   Thereafter                                  --
                                                         ----------
                                                         $4,974,435
                                                         ==========

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

The fair value of the senior notes exceeds the carrying value at December 31, 2002 by approximately $2.5 million. The fair value of the senior notes is based upon discounted cash flows using rates available to the Company for debt with similar terms and maturities. The Company continually evaluates the benefits of refinancing versus the related prepayment penalties. Because considerable judgement is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amount.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(13) COMPREHENSIVE INCOME (LOSS)

The Company's items of other comprehensive income (loss) include a foreign currency translation adjustment and a minimum pension liability adjustment, net of the related tax effect. The components of accumulated other comprehensive loss at December 31, 2002, 2001, and 2000 are as follows:


                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                    FOREIGN CURRENCY
                                                                         MINIMUM PENSION
                                                      TRANSLATION            LIABILITY
                                                       ADJUSTMENT            ADJUSTMENT            TOTAL
                                                   -----------------       ---------------    --------------
  Balance at December 31, 1999                       $  (984,032)         $    (45,074)        $ (1,029,106)

  Foreign currency translation adjustment               (225,369)                  -               (225,369)

  Minimum pension liability adjustment,
      net of taxes of $10,000.                                 -                (4,096)              (4,096)
                                                     -----------          ------------          -----------

  Balance at December 31, 2000                        (1,209,401)              (49,170)          (1,258,571)

  Foreign currency translation adjustment               (516,639)                    -             (516,639)

  Minimum pension liability adjustment,
      net of taxes of $312,000.                                -              (475,115)            (475,115)
                                                     -----------          ------------          -----------

  Balance at December 31, 2001                        (1,726,040)             (524,285)          (2,250,325)

  Foreign currency translation adjustment                103,303                    -               103,303

  Minimum pension liability adjustment,
      net of taxes of $1,270,000.                              -            (2,131,329)          (2,131,329)
                                                     -----------          ------------         ------------
  Balance at December 31, 2002                       $(1,622,737)         $ (2,655,614)        $ (4,278,351)
                                                     ===========          ============         ============


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

                                                                   2002                  2001                  2000
                                                                ------------        -------------          -------------
Net sales
         Cosmetic                                               $283,857,000        $ 239,183,000          $ 209,781,000
         Pharmaceutical                                           66,811,000           65,443,000             61,196,000
                                                                ------------        -------------          -------------
         Consolidated                                           $350,668,000        $ 304,626,000          $ 270,977,000
                                                                ============        =============          =============
Operating income
         Cosmetic                                               $ 23,543,000        $  12,002,000          $   5,306,000
         Pharmaceutical                                            9,751,000           11,405,000             11,211,000
                                                                ------------        -------------          -------------
         Consolidated                                           $ 33,294,000        $  23,407,000          $  16,517,000
                                                                ============        =============          =============

Gains on sales of facility and land                             $  2,428,000        $          -           $     362,000
                                                                ------------        -------------          -------------
Interest expense, net                                           $  4,402,000        $   6,779,000          $   8,193,000
                                                                ------------        -------------          -------------
Other expense, net                                              $    405,000        $     466,000          $     411,000
                                                                ------------        -------------          -------------
Earnings before income taxes                                    $ 30,915,000        $  16,162,000          $   8,275,000
                                                                ------------        -------------          -------------

Identifiable assets
         Cosmetic                                               $139,465,000        $ 126,058,000          $ 133,090,000
         Pharmaceutical                                           29,131,000           25,549,000             24,737,000
         Corporate (unallocated assets)                           42,386,000           38,594,000             36,403,000
                                                                ------------        -------------          -------------
         Consolidated                                           $210,982,000        $ 190,201,000          $ 194,230,000
                                                                ============        =============          =============

Depreciation and amortization
         Cosmetic                                               $  7,229,000        $   7,990,000          $   7,286,000
         Pharmaceutical                                              348,000              514,000                482,000
                                                                ------------        -------------          -------------
         Consolidated                                           $  7,577,000        $   8,504,000          $   7,768,000
                                                                ============        =============          =============

Expenditures for property, plant and equipment
  and long-lived assets
         Cosmetic                                               $  1,910,000        $   1,748,000          $   2,297,000
         Pharmaceutical                                              504,000              357,000                266,000
         Corporate (unallocated assets)                            6,664,000            3,433,000              5,287,000
                                                                ------------        -------------          -------------
         Consolidated                                           $  9,078,000        $   5,538,000          $   7,850,000
                                                                ============        =============          =============

Sales to one customer by the Cosmetic and Pharmaceutical segments combined were 25.4%, 23.1% and 23.9% of consolidated net sales for 2002, 2001 and 2000, respectively, and combined sales to another customer were 12.0%, 11.6% and 11.7% of consolidated net sales for 2002, 2001 and 2000, respectively.

Operating income for 2002 and 2001, respectively, includes charges of $400,000 and $3,100,000 related to the K-Mart Chapter XI bankruptcy filing. Of this amount, $400,000 and $2,300,000 was charged to the Cosmetics segment in 2002 and 2001, respectively, and $800,000 was charged to the Pharmaceutical segment in 2001.

Two customers accounted for 31.6% and 26.3% of the Company's accounts receivable at December 31, 2002 and 2001, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(15) UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of quarterly operating results (in thousands of dollars, except per share amounts):

                                 YEAR ENDED DECEMBER 31, 2002
                                 ----------------------------
                             FIRST     SECOND    THIRD     FOURTH
                            QUARTER   QUARTER   QUARTER   QUARTER
                            -------   -------   -------   -------

Net sales                   $79,940   $93,262   $95,215   $82,251
Cost of goods sold           37,377    44,979    48,024    40,966
Net earnings                  4,948     4,589     5,096     4,870
Earnings per common share
         Basic              $  0.55   $  0.51   $  0.56   $  0.53
                            =======   =======   =======   =======
         Diluted            $  0.54   $  0.48   $  0.54   $  0.51
                            =======   =======   =======   =======

                                   YEAR ENDED DECEMBER 31, 2001
                                   ----------------------------
                             FIRST     SECOND    THIRD     FOURTH
                            QUARTER   QUARTER   QUARTER   QUARTER
                            -------   -------   -------   -------

Net sales                   $66,727   $80,512   $78,823   $78,564
Cost of goods sold           31,558    38,944    38,304    37,842
Net earnings                  1,270     3,315     2,374     2,838
Earnings per common share
         Basic              $  0.14   $  0.37   $  0.27   $  0.32
                            =======   =======   =======   =======
         Diluted            $  0.14   $  0.37   $  0.26   $  0.31
                            =======   =======   =======   =======

Earnings per share calculations for each of the quarters are based on weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.

(16) SALE OF LAND

On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3,335,000 which was reduced by $160,000 for closing costs. In addition, $235,000 of the sales price was paid by the purchaser on February 12, 2003. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500,000. After transaction related costs of $407,000, the sale resulted in a gain of $2,428,000 (approximately $1,500,000 after-tax, or $0.17 per basic share). In connection with this sale an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

                                   SCHEDULE II

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                   ADDITIONS
                                            BALANCE AT             CHARGED TO                           BALANCE AT
                                             BEGINNING             COSTS AND                               END
DESCRIPTION                                  OF PERIOD            EXPENSES (1)        DEDUCTIONS(2)      OF PERIOD
-----------                                  ---------            ------------        -------------     ---------
Year ended December 31, 2000                 $1,300,000          $   80,000           $ 380,000          $1,000,000
                                             ==========          ==========           =========          ==========
               allowances for doubtful
               accounts

Year ended December 31, 2001                 $1,000,000          $4,057,000           $ 857,000          $4,200,000
                                             ==========          ==========           =========          ==========
               allowances for doubtful
               accounts

Year ended December 31, 2002                 $4,200,000          $1,042,000           $ 280,000          $4,962,000
                                             ==========          ==========           =========          ==========
               allowances for doubtful
               accounts

(1) Additions charged to costs and expenses in the year ended December 31, 2002 and 2001 include $400,000 and $3,100,000, respectively, related to the K-Mart
Chapter XI bankruptcy filing.

(2) Uncollectible accounts written off, net of recoveries.


                                 EXHIBIT INDEX


ITEM TITLE         EXHIBIT NO.                  DESCRIPTION



Articles of         3.1  (a)   Restated Certificate of Incorporation as filed
Incorporation                  with the Delaware Secretary of State on March 29,
and By-Laws                    1996.

                    3.2  (b)   Certificate of Amendment filed with the Delaware
                               Secretary of State on June 4, 1996.

                    3.3  (c)   Certificate of Amendment of the Restated
                               Certificate of Incorporation filed with the Delaware Secretary of State on June 3, 1998.

                    3.4  (a)   By-Laws as amended through December 14, 1995.

Material           10.1  (d)   Employee Pension Plan, effective January 1, 1997
Contracts                      (amended and restated).

                   10.2        Amendment No. 1 to Employee Pension Plan.

                   10.3  (d)   Employee Stock Ownership Plan, effective January
                               1, 1997 (amended and restated).

                   10.4        Amendment No. 1 to Employee Stock Ownership Plan.

                   10.5  (d)   401(k) Plan effective January 1, 1997 (amended
                               and restated).

                   10.6        Amendment No. 1 to 401(k) Plan.

                   10.7        Amendment No. 2 to 401(k) Plan.

                   10.8 Amended and Restated Supplemental Executive Retirement Plan.

                   10.9        1994 Stock Plan, as amended and restated on May
                               23, 2002.

                   10.10 (e)   Annual Incentive Plan, as amended as of May 27,
                               1999.

                   10.11 (c)   Amended and Restated Employment Agreement dated
                               as of July 1, 1999 between the Registrant and Dan
                               K. Wassong.

                   10.12 Amendment dated April 22, 2002 to Dan K. Wassong Employment Agreement.

ITEM TITLE         EXHIBIT NO.                   DESCRIPTION




                   10.13 Employment Agreement dated April 1, 2002 with Charles J. Hinkaty.

                   10.14 (d)   Employment Agreement with Harvey P. Alstodt,
                               dated April 1, 2001.

                   10.15 Amendment dated June 1, 2002 to Harvey P. Alstodt Employment Agreement.

                   10.16 (d)   Employment Agreement with William H. McMenemy,
                               dated April 1, 2001.

                   10.17 (d)   Amendment to Employment Agreement with William H.
                               McMenemy, dated September 7, 2001.

                   10.18 (d)   Employment Agreement With Enzo J. Vialardi, dated
                               April 1, 2001.

                   10.19 (d)   Change in Control Agreement with Harvey P.
                               Alstodt, dated April 16, 2001.

                   10.20 (d)   Change in Control Agreement with William H.
                               McMenemy, dated April 16, 2001.

                   10.21 Change in Control Agreement with Charles J. Hinkaty, dated April 16, 2002.

                   10.22 (f)   Life Insurance Agreement, dated as of February
                               18, 1993.

                   10.23 (g)   Lease between Registrant and Coliseum Towers
                               Associates.

                   10.24 (d)   Amended and Restated Loan Agreement dated as of
                               March 26, 2002 among the Registrant, as borrower, Del Pharmaceuticals, Inc. ("DPI"), Parfums
                               Schiaperlli, Inc. ("Parfums"), Royce & Rader,
                               Inc. ("Royce") and 565 Broad Hollow Realty Corp.
                               ("565"), as guarantors, and JP Morgan Chase, as agent for the lenders.

                   10.25 (d)   Amended and Restated Loan Agreement dated as
                               of March 26, 2002 among the Registrant, DPI,
                               Parfums, Royce, 565 and Jackson National Life
                               Insurance Company.

Code of Ethics     14.1        Code of Ethics.

ITEM TITLE         EXHIBIT NO.                DESCRIPTION



Subsidiaries of    21.1        List of Subsidiaries.
Registrant

Consents of        23.1        Consent of KPMG LLP dated March 25, 2003.
Experts and Counsel

Additional         99.1        Certification of Chief Executive Officer.
Exhibits           99.2        Certification of Chief Financial Officer.



(a) These exhibits were filed as exhibits to the Registrants Form 10-K for the year ended December 31, 1995 as follows: Restated Certificate,
          Exhibit 1; and By-Laws, Exhibit 2.

(b) This exhibit was filed as Exhibit 1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996.

(c) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1999, as follows: 3.3 above was filed as Exhibit 3.3 and 10.11 above was filed as Exhibit 10.14 to the 1999 10-K.

(d) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 2001, as follows: Exhibits 10.3, 10.5, 10.14, 10.16, 10.17, 10.18, 10.19, 10.20, 10.24 and 10.25 above were filed, respectively, as Exhibits 10.2, 10.3, 10.16, 10.17, 10.18,
          10.19, 10.20, 10.21, 10.24 and 10.25 to the 2001 10-K.

(e) This exhibit was filed as Exhibit B to the Registrant's Definitive Proxy Statement dated May 27, 1999, relating to the Registrant's 1999 Annual Meeting of Stockholders.

(f) This exhibit was filed as Exhibit 9 to the Registrant's Form 10-K for the year ended Deceber 31, 1993.

(g) This exhibit was filed as exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1997.