Form 10-Q
period 2003-03-31
DEL LABORATORIES INC
filed 2003-05-13
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    ----
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO _______

                           COMMISSION FILE NO. 1-5439

                             DEL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           13-1953103
-------------------------------                        ----------------------
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

                      YES  (X)                       NO  (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     YES  (X)                       NO  (  )

The number of shares of Common Stock, $1 par value, outstanding as of May 12, 2003 was 9,147,531.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index




Part I.    FINANCIAL INFORMATION
                                                                            PAGE
Item 1.    Financial Statements:

           Consolidated Balance Sheets as of
               March 31, 2003 and December 31, 2002                          3

           Consolidated Statements of Earnings for the three
               months ended March 31, 2003 and 2002                          4

           Consolidated Statements of Cash Flows for the
               three months ended March 31, 2003 and 2002                    5

           Notes to Consolidated Financial Statements                        6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

Item 4.    Controls and Procedures                                          16


Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 16


SIGNATURES                                                                  17



All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
              (In thousands, except for share and per share data)

                                                                     March 31    December 31
                                                                       2003         2002
                                                                       ----         ----
                                                                    (UNAUDITED)
          ASSETS

Current assets:
          Cash and cash equivalents                                  $   1,446    $     501
          Accounts receivable-less allowance for doubtful accounts
             of $5,058 in 2003 and $4,962 in 2002                       64,625       51,080
          Inventories                                                   92,535       79,913
          Income taxes receivable                                         --          1,319
          Deferred income taxes                                          7,934        7,934
          Prepaid expenses and other current assets                      2,889        2,981
                                                                     ---------    ---------
                        Total current assets                           169,429      143,728

Property, plant and equipment, net                                      41,918       37,434
Intangibles arising from acquistions, net                                8,210        8,380
Goodwill                                                                 6,282        6,282
Other assets                                                            13,823       10,139
Deferred income taxes                                                    5,019        5,019
                                                                     ---------    ---------
                        Total assets                                 $ 244,681    $ 210,982
                                                                     =========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt                          $   8,124    $   8,396
          Accounts payable                                              45,626       32,397
          Accrued liabilities                                           27,184       21,699
          Income taxes payable                                             653         --
                                                                     ---------    ---------
                        Total current liabilities                       81,587       62,492

Long-term pension liability, less current portion                       10,656       10,656
Deferred income taxes                                                    4,348        4,348
Long-term debt, less current portion                                    59,870       50,588
                                                                     ---------    ---------
                        Total liabilities                              156,461      128,084
                                                                     ---------    ---------

Shareholders' equity:
          Preferred stock $.01 par value, authorized
             1,000,000 shares; no shares issued                           --           --
          Common stock $1 par value, authorized
             20,000,000 shares; issued 10,000,000 shares                10,000       10,000
          Additional paid-in capital                                     5,372        5,393
          Accumulated other comprehensive loss                          (3,489)      (4,278)
          Retained earnings                                             90,557       86,232
                                                                     ---------    ---------
                                                                       102,440       97,347

          Less: Treasury stock at cost, 857,996 shares
                     in 2003 and 872,261 shares in 2002                (13,578)     (13,667)
                     Receivables for stock options exercised              (642)        (782)
                                                                     ---------    ---------
                        Total shareholders' equity                      88,220       82,898
                                                                     ---------    ---------

                        Total liabilities and shareholders' equity   $ 244,681    $ 210,982
                                                                     =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.





                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               (In thousands, except for share and per share data)
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                               --------
                                                        2003             2002
                                                      --------        ---------

Net sales                                           $    93,363     $    79,940

Cost of goods sold                                       45,658          37,377
Selling and administrative expenses                      39,649          35,417
                                                    -----------     -----------

Operating income                                          8,056           7,146

Other income (expense):
    Gain on sale of land                                   --             2,428
    Interest expense, net                                (1,045)         (1,218)
    Other expense, net                                      (80)           (110)
                                                    -----------     -----------

Earnings before income taxes                              6,931           8,246
Income taxes                                              2,606           3,298
                                                    -----------     -----------
Net earnings                                        $     4,325     $     4,948
                                                    ===========     ===========

Earnings per common share:
    Basic                                           $      0.47     $      0.55
                                                    ===========     ===========
    Diluted                                         $      0.46     $      0.54
                                                    ===========     ===========

Weighted average common shares outstanding:
    Basic                                             9,132,000       8,928,000
                                                    ===========     ===========
    Diluted                                           9,456,000       9,243,000
                                                    ===========     ===========











               The accompanying notes are an integral part of the
                       consolidated financial statements.





                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (In thousands)
                                   (UNAUDITED)

                                                                                   March 31
                                                                                   --------
                                                                               2003        2002
                                                                               ----        ----

Cash flows provided by (used in) operating activities:
Net earnings                                                                $  4,325    $  4,948
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                                  1,815       1,751
Provision for doubtful accounts                                                  222         497
Gain on sale of land                                                            --        (2,428)
Other non-cash operating items                                                   145         128
Changes in operating assets and liabilities:
    Accounts receivable                                                      (13,562)     (6,787)
    Inventories                                                              (12,028)     (1,225)
    Prepaid expenses and other current assets                                   (142)       (495)
    Other assets                                                              (3,655)       (816)
    Accounts payable                                                          13,016         935
    Accrued liabilities                                                        5,425       2,106
    Income taxes receivable / payable                                          2,177         254
                                                                            --------    --------

         Net cash used in operating activities                                (2,262)     (1,132)
                                                                            --------    --------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of land                                               235       2,940
    Property, plant and equipment additions                                   (5,448)     (1,728)
                                                                            --------    --------

         Net cash provided by (used in) investing activities                  (5,213)      1,212
                                                                            --------    --------

Cash flows provided by (used in) financing activities:
    Principal borrowings (payments) under revolving credit agreement, net      4,000       1,500
    Principal payments under mortgages                                           (96)        (85)
    Repayment of mortgage                                                     (3,865)       --
    Borrowings under mortgage and construction loan                            8,459        --
    Payment of capital lease obligations                                         (22)       --
    Repayment on receivables for stock options exercised                        --             3
    Proceeds from the exercise of stock options                                   53        --
    Acquisition of treasury stock                                               (128)       (206)
                                                                            --------    --------

          Net cash provided by financing activities                            8,401       1,212
                                                                            --------    --------

Effect of exchange rate changes on cash                                           19          (2)
                                                                            --------    --------

Net increase in cash and cash equivalents                                        945       1,290

Cash and cash equivalents at beginning of year                                   501       2,688
                                                                            --------    --------

Cash and cash equivalents at end of period                                  $  1,446    $  3,978
                                                                            ========    ========

Supplemental disclosures:
Cash paid:
    Interest                                                                $    186    $    355
    Income taxes                                                            $    464    $  3,134

Non-cash items:
    Equipment acquired under capitalized leases                             $    463    $   --



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

         On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The adoption of SFAS No. 146 did not have any impact on the Company's results of operations, cash flows or financial position for the first quarter of 2003. If the Company was to commit to an exit or disposal activity in the future, it would be subject to the new rules regarding expense recognition.

         Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that at the inception of the guarantee, a liability be recorded on the guarantor's balance sheet for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The adoption of FIN 45 did not have any effect on the Company's results of operations, cash flows or financial position.

         A summary of the Company's critical and significant accounting policies are presented in its 2002 Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Form 10-K when reviewing interim financial results.

         In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for interim periods.



  2.     STOCK OPTION PLANS

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for its fixed plan stock options. Under APB No. 25, compensation expense would be recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", the Company's net earnings and net earnings per share would have been reduced. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock based employee compensation:

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                                --------
                                                          2003            2002
                                                          ----            ----

         Net earnings, as reported                       $4,325          $4,948
         Deduct:  Total stock-based employee
             compensation expense determined
             under fair value based method for
             all awards, net of related tax
             effects                                     $ (569)         $ (282)
                                                         ------          ------
         Pro forma net earnings                          $3,756          $4,666
                                                         ======          ======

         Earnings per share:
             Basic - as reported                         $0.47           $0.55
                                                         ======          ======
             Basic - pro forma                           $0.41           $0.52
                                                         ======          ======

             Diluted - as reported                       $0.46           $0.54
                                                         ======          ======
             Diluted - pro forma                         $0.40           $0.50
                                                         ======          ======


         The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: dividend yields 0% and 0%; expected lives of 5.0 and 5.7 years; risk-free interest rates of 3.08% and 4.57%; and expected volatility of 33.8% and 39.1%. The weighted-average fair value of options granted during 2003 and 2002 were $6.94 and $7.43, respectively.

         On April 22, 2003, the Financial Accounting Standards Board ("FASB") determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft later this year that could become effective in 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

  3.     INVENTORIES

         Inventories are valued at the lower of cost (principally first-in / first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories are as follows:

                                                March 31          December 31
                                                 2003               2002
                                                 ----               ----

               Raw Materials                  $ 48,183            $ 35,942
               Work in Process                   4,172               3,878
               Finished Goods                   40,180              40,093
                                              --------            --------
                                              $ 92,535            $ 79,913
                                              ========            ========

  4.     INTANGIBLES

         Intangibles arising from acquisitions are as follows:


                                                          March 31, 2003
                                                          --------------

                                                Gross
                                              Carrying    Accumulated   Net Book
                                                Value    Amortization     Value
                                                -----    ------------     -----

         Intellectual property rights          $10,558      $ 2,610      $ 7,948
         Trademarks                              3,000        2,738          262
                                               -------      -------      -------
                                               $13,558      $ 5,348      $ 8,210
                                               =======      =======      =======

                                                        December 31, 2002
                                                        -----------------

                                                 Gross
                                                Carrying  Accumulated   Net Book
                                                 Value    Amortization    Value
                                                 -----    ------------    -----

         Intellectual property rights          $10,558       $2,478     $8,080
         Trademarks                              3,000        2,700        300
                                               -------       ------     ------
                                               $13,558       $5,178     $8,380
                                               =======       ======     ======



         Amortization expense was $170 for the three months ended March 31, 2003 and $169 for the three months ended March 31, 2002. The estimated amortization expense for the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007, is $678, $678, $528, $528 and $528,
         respectively. The useful lives for intellectual property rights and trademarks are 20 years.

  5.     LONG-TERM DEBT


                                                          March 31   December 31
                                                            2003         2002
                                                            ----         ----

         9.5% senior notes                                   $32,000     $32,000
         Notes payable under revolving credit agreement       26,000      22,000
         Mortgages on land and buildings                       9,553       4,984
         Obligations under capital leases                        441        --
                                                             -------     -------
                                                             $67,994     $58,984
         Less current portion                                  8,124       8,396
                                                             -------     -------
                                                             $59,870     $50,588
                                                             =======     =======


         At December 31, 2002, the Company had an outstanding balance of $3,954 under a five-year mortgage on the land and buildings in North Carolina. During the first quarter of 2003, the Company paid $89 of the mortgage and refinanced the balance with a seven-year $12,480 combination mortgage and construction loan facility. Of this facility, $3,865 was used to pay the outstanding balance on the existing mortgage and $4,594 was used for funding of construction costs in connection with the expansion in North Carolina. The mortgage and construction loan facility provides construction funding as funds are expended during the building expansion project. The mortgage includes an interest rate based on LIBOR plus 1.75%, which totaled 3.05% as of March 31, 2003, monthly principal payments beginning April 15, 2004 based on a 20 year amortization schedule, a balloon payment due in March 2010, and terms that provide for the maintenance of certain financial ratios.

  6.     SALE OF LAND

         On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3,335, which was reduced by $160 for closing costs. In addition, $235 of the sales price was paid by the purchaser on February 13, 2003, in accordance with the original terms of the transaction. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500. After transaction related costs of $407, the sale resulted in a gain of $2,428, (approximately $1,500 after-tax, or $0.16 per basic share) which was recorded in the first quarter of 2002. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

  7.     EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to common shareholders (which equals the Company's recorded net earnings) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock.

         On November 7, 2002, the Company's Board of Directors approved a 5% stock dividend. As a result, 434,835 shares of treasury stock were issued on December 27, 2002 to shareholders of record on November 29, 2002. Accordingly, the weighted-average common shares outstanding in the consolidated statement of earnings for the quarter ended March 31, 2002, have been adjusted to reflect the dividend.

         A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:

                                                              Three Months Ended
                                                                   March 31
                                                                   --------
                                                                2003       2002
                                                                ----       ----

         Net earnings (numerator)                              $4,325     $4,948

         Weighted-average common shares
           (denominator for basic earnings per share)           9,132      8,928

         Effect of dilutive securities:
           Employee stock options                                 324        315
                                                               ------     ------

         Weighted-average common and potential
           common shares outstanding
           (denominator for diluted earnings per share)         9,456      9,243
                                                               ======     ======

         Basic earnings per share                              $ 0.47     $ 0.55
                                                               ======     ======

         Diluted earnings per share                            $ 0.46     $ 0.54
                                                               ======     ======


         Employee stock options to purchase approximately 903,000 and 456,000 shares for the three months ended March 31, 2003 and 2002, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.

         As a result of stock options exercised during the first three months of 2003, the corresponding tax benefit of $137 was recorded as a reduction to income taxes payable and as an increase in additional paid-in capital.

  8.     COMPREHENSIVE INCOME

         The components of comprehensive income for the three months ended March 31, 2003 and 2002 are as follows:




                                                          Three Months Ended
                                                                March 31
                                                                --------
                                                         2003            2002
                                                         ----            ----

         Net earnings                                  $ 4,325         $ 4,948

         Foreign currency translation                      789             (23)
                                                       -------         -------
         Total comprehensive income                    $ 5,114         $ 4,925
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


                                                      For the three months ended
                                                                March 31
                                                                --------
                                                         2003            2002
                                                         ----            ----
         Net sales:
             Cosmetic                                 $ 76,258         $ 63,746
             Pharmaceutical                             17,105           16,194
                                                      --------         --------
             Consolidated                             $ 93,363         $ 79,940
                                                      ========         ========

         Operating income:
             Cosmetic                                 $  6,329         $  4,983
             Pharmaceutical                              1,727            2,163
                                                      --------         --------
             Consolidated                             $  8,056         $  7,146

         Other income (expense):
             Gain on sale of land                     $   --           $  2,428
             Interest expense, net                    $ (1,045)        $ (1,218)
             Other expense, net                       $    (80)        $   (110)
                                                      --------         --------

         Earnings before income taxes                 $  6,931         $  8,246
                                                      ========         ========

         Depreciation and amortization:
             Cosmetic                                 $  1,727         $  1,677
             Pharmaceutical                                 88               74
                                                      --------         --------
             Consolidated                             $  1,815         $  1,751
                                                      ========         ========

  10.    COMMITMENTS AND CONTINGENCIES

         In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement relates to empty drums coming to the Site in 1977 and 1978. In the third quarter of 2001, the Company recorded an estimate of $550 in selling and administrative expenses based on information received from the EPA as to its potential liability for the past remediation activities. In October 2001, the Company became a member of a Joint Defense Group ("the JDG"). In the second quarter of 2002, the EPA and the JDG agreed in principle to the amounts of payments required to settle past and future liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with regard to the Site. Pursuant to an agreement among JDG members as to how to allocate such payment amounts, the Company recorded, in the second quarter of 2002, an additional estimate of $785 in selling and administrative expenses. The charge of $785 had a negative impact of $0.05 per basic share on net earnings in the second quarter of 2002 and for the year ended December 31, 2002. During the third quarter of 2002, a trust was established with the intention of entering into a Consent Decree with the United States and the State of New York to settle all claims by the United States and the State of New York for past and future response costs and future actions at the Site. In September 2002, the Company paid $1,332 into a trust account which will be held in escrow, together with payments by the other members of the JDG, for the eventual settlement with the EPA of the Company's potential liability under CERCLA. During the third quarter of 2002, the Company also paid into the same trust account $18 for the eventual settlement of the Company's potential liability for natural resource damages ("NRD") claims, which also are expected to be settled in the Consent Decree.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ----------------------------------------------------------------
             (In thousands, except per share data)


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

REVENUE RECOGNITION

The Company sells its products to chain drug stores, mass volume retailers, supermarkets, wholesalers and overseas distributors. Sales of such products are denominated in U.S. dollars and sales in Canada are denominated in Canadian dollars. The Company's accounts receivable reflect the granting of credit to these customers. The Company generally grants credit based upon an analysis of the customer's financial position and previously established buying and selling patterns. The Company does not bill customers for shipping and handling costs and, accordingly, classifies such costs as selling and administrative expense. Revenues are recognized and discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less returns, various promotional allowances and trade discounts and allowances. The Company allows customers to return their unsold products when they meet certain criteria as outlined in the Company's sales policies. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon actual return rates by product and planned product discontinuances. The Company records estimated reserves for future sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products which are recorded as inventories are valued based on estimated realizable value. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions, customer inventory levels or competitive conditions differ from expectations.

PROMOTIONAL ALLOWANCES AND CO-OPERATIVE ADVERTISING

The Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These sales incentives offered voluntarily by the Company to customers, without charge, that can be used in or that are exercisable by a customer as a result of a single exchange transaction, are recorded as a reduction of net sales at the later of the sale or the offer, and primarily allow customers to take deductions against amounts owed to the Company for product purchases. The Company also has co-operative advertising arrangements with retail customers to reimburse them for all or a portion of their advertising of the Company's products. The estimated liabilities for these co-operative advertising arrangements are recorded as advertising expense as incurred, or in the period the related revenue is recognized, depending on the terms of the agreement, and included in selling and administrative expenses, since the Company receives an identifiable benefit from retail customers for an amount equal to or less than the fair value of such advertising cost. These arrangements primarily allow retail customers to take deductions against amounts owed to the Company for product purchases. The Company regularly reviews and revises the estimated accruals for these promotional allowance and cooperative advertising programs. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.

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

The remaining useful lives of intangible assets subject to amortization are evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset should be amortized prospectively over that revised remaing useful life.

Goodwill must be tested annually for impairment at the reporting unit level. The Company's reporting units are its Cosmetic and Pharmaceutical segments. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. The testing performed as of January 1, 2003, indicated that there was no impairment to goodwill.

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

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2003 VERSUS MARCH 31, 2002

Consolidated net sales for the first quarter of 2003 were $93,363, an increase of 16.8% compared to $79,940 for the first quarter of 2002.

The Cosmetic segment net sales for the first quarter of 2003 were $76,258, an increase of 19.6% compared to $63,746 for the first quarter of 2002. The increase was primarily due to volume growth in the Sally Hansen family of brands and the introduction of Sally Hansen Healing Beauty, a new line of skincare makeup. These increases were partially offset by a reduction in volume and increased returns of the Naturistics Cosmetics brand. The product mix within this brand is being repositioned in order to facilitate the introduction of a sub-brand of lip gloss items called Miss Kiss. As reported by ACNielsen, Sally Hansen, the core brand of the Cosmetic segment, remains the number one brand in the mass market nail care category, increasing its share of market to 26% for the quarter. The Pharmaceutical segment net sales for the first quarter of 2003 were $17,105, an increase of 5.6% compared to $16,194 for the first quarter of 2002. The increase was primarily attributable to increased sales in the Dermarest brand of psoriasis and eczema treatments, the Gentle Naturals line of naturally-based baby care products and DiabetAid, a line of products designed to treat the common everyday health care needs of problems associated with diabetes. Sales of Orajel for the first quarter of 2003 were below sales for the first quarter of 2002 due to a reduction of inventory levels by wholesalers and retailers. However, Orajel, the core brand of the Pharmaceutical segment, continued its leadership position in the oral analgesics category, with a 27% share of market for the quarter, as reported by Information Resources, Inc.

Cost of goods sold for the first quarter of 2003 were $45,658 or 48.9% of net sales, compared to $37,377 or 46.8% of net sales for the first quarter of 2002. The increase in cost of goods sold as a percentage of net sales is primarily attributable to higher product returns of Naturistics Cosmetics as a result of the repositioning of this line, and a change in sales mix within the Pharmaceutical segment primarily attributable to increased volume of the new Gentle Naturals and DiabetAid brands.

Selling and administrative expenses for the first quarter of 2003 were $39,649 or 42.5% of net sales, compared to $35,417 or 44.3% of net sales for the first quarter of 2002. The increase in selling and administrative expenses of $4,232 in the first quarter of 2003 as compared to the first quarter of 2002 is primarily attributable to higher advertising and selling expenses, and higher freight expense related to the increase in volume. The improvement in selling and administrative expenses, as a percentage of net sales, is attributable to sales increasing at a higher rate than increases in expenses.

Operating income for the first quarter of 2003 was $8,056 or 8.6% of net sales, compared to $7,146 or 8.9% of net sales in 2002. The increase in operating income is attributable to the net sales increase of 19.6% in the Cosmetic segment. The operating income of the Cosmetic segment for the first quarter of 2003 was $6,329 or 8.3% of net sales, compared to $4,983 or 7.8% of net sales for the first quarter of 2002. The operating income of the Pharmaceutical segment for the first quarter of 2003 was $1,727 or 10.1% of net sales, compared to $2,163 or 13.4% of net sales for the first quarter of 2002. The lower operating income of the Pharmaceutical segment in the first quarter of 2003 compared to the first quarter of 2002 is due to higher advertising expenses and the change in sales mix which negatively impacted cost of goods sold.

In the first quarter of last year, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3,335 which was reduced by $160 for closing costs. In addition, $235 of the sales price was paid by the purchaser on February 12, 2003 in accordance with the original terms of the transaction. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500. After transaction related costs of $407, a gain of $2,428 was recorded in the first quarter of last year. The gain of $2,428, or $1,457 after tax, increased basic earnings per share by $0.16 for the first quarter of last year. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

Interest expense, net of interest income, for the first quarter of 2003 was $1,045, a 14% reduction of $173 from the net interest expense of $1,218 reported for the first quarter of 2002. The decrease in interest expense is due to a reduction of approximately $1,750 in average outstanding borrowings, and a reduction of approximately 93 basis points in average borrowing rates.

Income taxes for the first quarter of 2003 are based on the Company's expected annual 2003 effective tax rate of 37.6%. The decrease from the rate of 40% used in the first quarter of 2002 is primarily due to a decrease in the amount of permanent non-deductible expenses and the reduced effect of such non-deductible expenses on taxable income.

Net earnings for the first quarter of 2003 were $4,325 or $0.47 per basic share, an increase of 24% when compared to net earnings of $3,491 or $0.39 per basic share, excluding the after-tax land sale gain of $1,457 or $0.16 per basic share, reported for the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003 the Company had cash and cash equivalents of $1,446 compared to $501 at December 31, 2002 and $3,978 at March 31, 2002.

Net cash used in operating activities was $2,262 for the three months ended March 31, 2003. Increases of $13,562 in accounts receivable and $12,028 in inventories were partially offset by net earnings of $4,325, increases of $13,016 in accounts payable and $5,425 in accrued liabilities. The increase in accounts receivable is attributable to the timing of shipments during the first quarter. The increases in inventories and accounts payable are due to the timing of purchases of raw materials and components to support projected sales levels. The increase in accrued liabilities is primarily due to increased advertising, pension and interest expenses incurred during the first quarter but not paid at March 31, 2003.

Net cash used in investing activities was $5,213 for the three months ended March 31, 2003, is principally due to construction related to the expansion of the manufacturing and distribution facility located in North Carolina. On February 12, 2003, the Company received $235 representing the remaining proceeds due from the sale of vacant land in the first quarter of last year. The sale resulted in an after-tax gain of $1,457 ($0.16 per basic share) which was recorded in the first quarter of last year. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

Net cash provided by financing activities was $8,401 for the three months ended March 31, 2003 principally due to an additional $4,000 of net borrowings under the revolving credit agreement and the refinancing of the mortgage on the land and buildings in North Carolina. At December 31, 2002, the Company had an outstanding balance of $3,954 under a five-year mortgage on the land and buildings in North Carolina. During the first quarter of 2003, the Company paid $89 of the mortgage and refinanced the balance with a seven-year $12,480 combination mortgage and construction loan facility. Of this facility, $3,865 was used to pay the outstanding balance on the existing mortgage and $4,594 was used for funding of construction costs in connection with the expansion in North Carolina. The mortgage and construction loan facility provides construction funding as funds are expended during the building expansion project. The mortgage includes an interest rate based on LIBOR plus 1.75%, which totaled 3.05% as of March 31, 2003, monthly principal payments beginning April 15, 2004 based on a 20 year amortization schedule, a balloon payment due in March 2010, and terms that provide for the maintenance of certain financial ratios.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

In order to aggregate all contractual obligations as of March 31, 2003, the Company has included the following table.


                                                   Payments Due By Period
                                ----------------------------------------------------------

                                         Less Than   1 - 2      2 - 3    3 - 5      After
                                 Total     1 Year    Years      Years    Years     5 Years
                                 -----     ------    -----      -----    -----     -------

Long-term debt                  $41,553   $ 8,031   $ 9,981   $16,947   $ 3,021   $ 3,573
Revolving credit agreement       26,000      --      26,000      --        --        --
Capital lease                       441        93        99       106       143      --
Operating leases                  4,297     2,307     1,532       254       204      --
Construction commitment (a)       4,722     4,722      --        --        --        --
                                -------   -------   -------   -------   -------   -------
Total contractual obligations   $77,013   $15,153   $37,612   $17,307   $ 3,368   $ 3,573
                                =======   =======   =======   =======   =======   =======

(a) The timing of the payments are based on the current construction timetable.



The Company believes that cash flows from operations, cash on hand and amounts available from the credit facility and the combination mortgage and construction loan will be sufficient to enable the Company to meet its anticipated cash requirements during 2003. However, there can be no assurance that the combination of cash flow from future operations, cash on hand and amounts available from the credit facility and the combination mortgage and construction loan will be sufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for its products or reduced sales, such developments, if significant, would reduce the Company's cash flow from operations and could adversely affect the Company's ability to achieve certain financial covenants under the senior note and revolving credit agreements. If the Company is unable to satisfy such financial covenants, the Company could be required to adopt one or more alternatives, such as reducing or delaying certain operating expenditures and/or delaying capital expenditures.


NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN No. 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. As the Company does not have any variable interest entities, the adoption of FIN No. 46 did not have an impact on the Company's consolidated results of operations, cash flows or financial position.

On April 22, 2003, the Financial Accounting Standards Board ("FASB") determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft later this year that could become effective in 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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


Item 4.      CONTROLS AND PROCEDURES


(a)        Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing of this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13(a)-14 and 15(d)-14). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information required to be included in the Company's periodic Securities and Exchange Commission filings.

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



PART II - OTHER INFORMATION


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)        Exhibits
                        Exhibit 99.1   Certification of Chief Executive Officer
                        Exhibit 99.2   Certification of Chief Financial Officer

             (b)        Reports on Form 8-K
                        The Company filed a Form 8-K with the SEC, dated April 28, 2003 to report under Item 9 of that Form that a press release was issued on April 25, 2003 announcing earnings for the three months ended March 31, 2003. A copy of the press release was filed as an exhibit to the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 DEL LABORATORIES, INC.
                                                 (Registrant)



DATE:   MAY 12, 2003                             /S/ DAN K. WASSONG
----------------------                           ------------------
                                                 Dan K. Wassong
                                                 Chairman, President and
                                                 Chief Executive Officer








DATE:   MAY 12, 2003                             /S/ ENZO J. VIALARDI
-------------------                              --------------------
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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date:  May 12, 2003




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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date:  May 12, 2003





                                                     /S/ ENZO J. VIALARDI
                                                     --------------------
                                                         Enzo J. Vialardi
                                                         Chief Financial Officer