Form 10-Q
period 2003-06-30
DEL LABORATORIES INC
filed 2003-08-13
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   ---
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                           COMMISSION FILE NO. 1-5439

                             DEL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   13-1953103
--------------------------------            -------------------------------
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

                          YES  (X)                       NO  (  )

The number of shares of Common Stock, $1 par value, outstanding as of August 12, 2003 was 9,232,519.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index




Part I.  FINANCIAL INFORMATION
                                                                           PAGE
Item 1.  Financial Statements:

         Consolidated Balance Sheets as of
             June 30, 2003 and December 31, 2002                              3

         Consolidated Statements of Earnings for the three and six
             months ended June 30, 2003 and 2002                              4

         Consolidated Statements of Cash Flows for the
             six months ended June 30, 2003 and 2002                          5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 12

Item 4.  Controls and Procedures                                             18


Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 6.  Exhibits and Reports on Form 8-K                                    19


SIGNATURES                                                                   20



All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.






                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
              (In thousands, except for share and per share data)


                                                                      June 30    December 31
                                                                        2003        2002
                                                                        ----        ----
                                                                     (UNAUDITED)

          ASSETS

Current assets:
          Cash and cash equivalents                                  $     715    $     501
          Accounts receivable-less allowance for doubtful accounts
             of $4,616 in 2003 and $4,962 in 2002                       66,011       51,080
          Inventories                                                   88,887       79,913
          Income taxes receivable                                        1,297        1,319
          Deferred income taxes                                          7,934        7,934
          Prepaid expenses and other current assets                      2,162        2,981
                                                                     ---------    ---------
                        Total current assets                           167,006      143,728

Property, plant and equipment, net                                      44,907       37,434
Intangibles arising from acquistions, net                                8,041        8,380
Goodwill                                                                 6,282        6,282
Other assets                                                            15,010       10,139
Deferred income taxes                                                    5,019        5,019
                                                                     ---------    ---------
                        Total assets                                 $ 246,265    $ 210,982
                                                                     =========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt                          $   8,354    $   8,396
          Accounts payable                                              40,898       32,397
          Accrued liabilities                                           21,974       21,699
                                                                     ---------    ---------
                        Total current liabilities                       71,226       62,492

Long-term pension liability, less current portion                       10,656       10,656
Deferred income taxes                                                    4,348        4,348
Long-term debt, less current portion                                    65,804       50,588
                                                                     ---------    ---------
                        Total liabilities                              152,034      128,084
                                                                     ---------    ---------

Shareholders' equity:
          Preferred stock $ .01 par value, authorized
             1,000,000 shares; no shares issued                           --           --
          Common stock $1 par value, authorized
             20,000,000 shares; issued 10,000,000 shares                10,000       10,000
          Additional paid-in capital                                     6,042        5,393
          Accumulated other comprehensive loss                          (2,442)      (4,278)
          Retained earnings                                             95,497       86,232
                                                                     ---------    ---------
                                                                       109,097       97,347

          Less: Treasury stock at cost, 784,697 shares
                     in 2003 and 872,261 shares in 2002                (14,224)     (13,667)
                Receivables for stock options exercised                   (642)        (782)
                                                                     ---------    ---------
                        Total shareholders' equity                      94,231       82,898
                                                                     ---------    ---------

                        Total liabilities and shareholders' equity   $ 246,265    $ 210,982
                                                                     =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
               (In thousands, except for share and per share data)
                                   (UNAUDITED)



                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30                        JUNE 30
                                                      -------                        -------

                                                 2003           2002           2003            2002
                                              -----------    -----------    -----------    -----------

Net sales                                     $    97,976    $    93,262    $   191,339    $   173,202

Cost of goods sold                                 47,170         44,979         92,828         82,356
Selling and administrative expenses                40,155         39,663         79,804         75,080
Severance expenses (note 7)                         1,850           --            1,850           --
                                              -----------    -----------    -----------    -----------

Operating income                                    8,801          8,620         16,857         15,766

Other income (expense):
    Gain on sale of land                             --             --             --            2,428
    Interest expense, net                          (1,009)        (1,126)        (2,054)        (2,344)
    Other income (expense), net                       107           (106)            27           (216)
                                              -----------    -----------    -----------    -----------

Earnings before income taxes                        7,899          7,388         14,830         15,634
Income taxes                                        2,959          2,799          5,565          6,097
                                              -----------    -----------    -----------    -----------
Net earnings                                  $     4,940    $     4,589    $     9,265    $     9,537
                                              ===========    ===========    ===========    ===========

Earnings per common share:
    Basic                                     $      0.54    $      0.51    $      1.01    $      1.06
                                              ===========    ===========    ===========    ===========
    Diluted                                   $      0.52    $      0.48    $      0.97    $      1.02
                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
    Basic                                       9,147,000      9,047,000      9,139,000      8,988,000
                                              ===========    ===========    ===========    ===========
    Diluted                                     9,577,000      9,513,000      9,517,000      9,378,000
                                              ===========    ===========    ===========    ===========









               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (In thousands)
                                   (UNAUDITED)
                                                                                   June 30
                                                                                   -------

                                                                              2003        2002
                                                                            --------    --------
Cash flows provided by (used in) operating activities:
Net earnings                                                                $  9,265    $  9,537
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                                  4,026       3,609
Provision for doubtful accounts                                                 (202)        872
Gain on sale of land                                                            --        (2,428)
Other non-cash operating items                                                   140         128
Changes in operating assets and liabilities:
    Accounts receivable                                                      (14,190)    (10,540)
    Inventories                                                               (7,506)     (5,368)
    Prepaid expenses and other current assets                                    589         182
    Other assets                                                              (4,793)       (888)
    Accounts payable                                                           7,911       4,553
    Accrued liabilities                                                           98       4,386
    Income taxes receivable / payable                                          1,384      (1,727)
                                                                            --------    --------

          Net cash provided by (used in) operating activities                 (3,278)      2,316
                                                                            --------    --------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of land                                               235       2,940
    Property, plant and equipment additions                                  (10,083)     (3,596)
                                                                            --------    --------

         Net cash used in investing activities                                (9,848)       (656)
                                                                            --------    --------

Cash flows provided by (used in) financing activities:
    Principal borrowings (payments) under revolving credit agreement, net     16,000       3,900
    Principal payments under mortgages                                          (104)       (173)
    Principal payment under senior notes                                      (8,000)     (4,000)
    Repayment of mortgage                                                     (3,865)       --
    Borrowings under mortgage and construction loan                           10,481        --
    Payment of capital lease obligations                                         (51)       --
    Repayment on receivables for stock options exercised                        --             6
    Proceeds from the exercise of stock options                                   53          32
    Acquisition of treasury stock                                             (1,184)     (2,489)
                                                                            --------    --------

          Net cash provided by (used in) financing activities                 13,330      (2,724)
                                                                            --------    --------

Effect of exchange rate changes on cash                                           10         (30)
                                                                            --------    --------

Net increase (decrease) in cash and cash equivalents                             214      (1,094)

Cash and cash equivalents at beginning of year                                   501       2,688
                                                                            --------    --------

Cash and cash equivalents at end of period                                  $    715    $  1,594
                                                                            ========    ========

Supplemental disclosures:
Cash paid:
    Interest                                                                $  2,105    $  2,209
    Income taxes                                                            $  4,246    $  8,103

Non-cash items:
    Income tax benefit arising from stock options exercised                 $  1,217    $  2,337
    Shares tendered by optionees to exercise stock options                  $  5,136    $  6,196
    Equipment acquired under capitalized leases                             $    543    $   --


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

         On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In accordance with the adoption of SFAS No. 146, other relocation costs and additional severance benefits as a result of the plant closure described in note 7, will be recognized when such benefits are incurred. It is estimated that a total charge of approximately $350 will be incurred for relocation and other move related costs throughout the third and fourth quarters of 2003 and approximately $100 will be incurred in the first quarter of 2004.

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


                                                            Three Months Ended                  Six Months Ended
                                                                  June 30                           June 30
                                                                  -------                           -------

                                                             2003             2002              2003          2002
                                                             ----             ----              ----          ----

         Net earnings, as reported                          $ 4,940          $ 4,589          $  9,265      $ 9,537
         Deduct:  Total stock-based employee
            compensation expense determined under
            fair value based method for all awards
            net of related tax effects                      $  (580)         $  (400)         $ (1,149)     $  (682)
                                                             ------           ------          --------      -------
         Pro forma net earnings                             $ 4,360          $ 4,189          $  8,116      $ 8,855
                                                            =======          =======          ========      =======

         Earnings per share:
              Basic - as reported                             $0.54           $ 0.51             $1.01        $1.06
                                                              =====           ======             =====        =====
              Basic - pro forma                               $0.48           $ 0.46             $0.89        $0.99
                                                              =====           ======             =====        =====

              Diluted - as reported                           $0.52           $ 0.48             $0.97        $1.02
                                                              =====           ======             =====        =====
              Diluted - pro forma                             $0.46           $ 0.44             $0.85        $0.94
                                                              =====           ======             =====        =====

         The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the second quarters of 2003 and 2002, respectively: dividend yields 0% and 0%; expected lives of 5.0 and 5.0 years; risk-free interest rates of 2.43% and 4.43%; and expected volatility of 37.0% and 39.1%. The weighted-average fair value of options granted during the second quarters of 2003 and 2002 were $8.57 and $9.85, respectively.

         Assumptions for the first six months of 2003 and 2002, respectively, were: dividend yields 0% and 0%; expected lives of 5.0 and 5.2 years; risk-free interest rates of 2.51% and 4.46%; and expected volatility of 37.0% and 39.1%. The weighted-average fair value of options granted during the first six months of 2003 and 2002 were $8.44 and $9.34, respectively.

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

  3.     INVENTORIES

         Inventories are valued at the lower of cost (principally first-in / first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories are as follows:




                                               June 30           December 31
                                                 2003                2002
                                                 ----                ----

                  Raw Materials                $ 47,847            $35,942
                  Work in Process                 4,087              3,878
                  Finished Goods                 36,953             40,093
                                                 ------             ------

                                               $ 88,887            $79,913
                                               ========            =======

  4.     INTANGIBLES

         Intangibles arising from acquisitions are as follows:


                                                                             June 30, 2003
                                                                             -------------

                                                              Gross Carrying    Accumulated      Net Book
                                                                   Value       Amortization        Value
                                                                   -----       ------------        -----

                 Intellectual property rights                      $ 10,558         $ 2,742      $ 7,816
                 Trademarks                                           3,000           2,775          225
                                                                   --------         -------      -------
                                                                   $ 13,558         $ 5,517      $ 8,041
                                                                   ========         =======      =======

                                                                             December 31, 2002
                                                                             -----------------

                                                              Gross Carrying     Accumulated    Net Book
                                                                   Value        Amortization      Value
                                                                   -----        ------------      -----

                 Intellectual property rights                      $ 10,558          $ 2,478    $ 8,080
                 Trademarks                                           3,000            2,700        300
                                                                    -------          -------    -------
                                                                   $ 13,558          $ 5,178    $ 8,380
                                                                   ========          =======    =======


         Amortization expense was $169 and $169 for the three months ended June 30, 2003 and 2002, respectively, and amounted to $339 and $338 for the six months ended June 30, 2003 and 2002, respectively. The estimated amortization expense for the fiscal years ending December 31, 2003, 2004, 2005, 2006 and 2007, is $678, $678, $528, $528 and $528,
         respectively. The useful lives for intellectual property rights and trademarks are 20 years.

  5.     LONG-TERM DEBT

                                                                    June 30        December 31
                                                                     2003             2002
                                                                     ----             ----

                  9.5% senior notes                                $ 24,000         $ 32,000
                  Notes payable under revolving credit agreement     38,000           22,000
                  Mortgages on land and buildings                    11,666            4,984
                  Obligations under capital leases                      492               --
                                                                   --------         --------
                                                                   $ 74,158         $ 58,984
                  Less current portion                                8,354            8,396
                                                                   --------         --------
                                                                   $ 65,804         $ 50,588
                                                                   ========         ========


         At December 31, 2002, the Company had an outstanding balance of $3,954 under a five-year mortgage on the land and buildings in North Carolina. During the first quarter of 2003, the Company paid $89 of the mortgage and refinanced the balance with a seven-year $12,480 combination mortgage and construction loan facility. Of this facility, $10,481 was drawn down in 2003, of which $3,865 was used to pay the outstanding balance on the existing mortgage and $6,616 was used for funding of construction costs in connection with the expansion in North Carolina. The mortgage and construction loan facility provides construction funding as funds are expended during the building expansion project. The mortgage includes an interest rate based on LIBOR plus 1.75%, which totaled 3.07% as of June 30, 2003, monthly principal payments beginning April 15, 2004 based on a 20 year amortization schedule, a balloon payment due in March 2010, and terms that provide for the maintenance of certain financial ratios.

  6.     SALE OF LAND

         On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3,335, which was reduced by $160 for closing costs. In addition, $235 of the sales price was paid by the purchaser on February 13, 2003, in accordance with the original terms of the transaction. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500. After transaction related costs of $407, the sale resulted in a gain of $2,428, (approximately $1,457 after-tax, or $0.16 per basic share) which was recorded in the first quarter of 2002. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

7.       CLOSURE OF FARMINGDALE PLANT

         On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $1,850 ($1,156 after-tax, or $0.13 per basic share) for severance costs and related benefits for approximately 370 union and non-union employees associated with this move was recorded in the second quarter of 2003. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. The Company estimates that a total of approximately $350 (Cosmetic segment, $200; Pharmaceutical segment, $150), will be expended for additional severance, relocation and other move related costs throughout the third and fourth quarters of 2003 and approximately $100 (Cosmetic segment, $60; Pharmaceutical segment, $40), will be expended for such costs in the first quarter of 2004.

  8.     EARNINGS PER SHARE

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

         On November 7, 2002, the Company's Board of Directors approved a 5% stock dividend. As a result, 434,835 shares of treasury stock were issued on December 27, 2002 to shareholders of record on November 29, 2002. Accordingly, the weighted-average common shares outstanding in the consolidated statement of earnings for the three and six months ended June 30, 2002, have been adjusted to reflect the dividend.

         A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:

                                                                Three Months Ended          Six Months Ended
                                                                     June 30                     June 30
                                                                     -------                     -------

                                                               2003          2002           2003        2002
                                                              ------       -------        -------      ------


         Net earnings (numerator)                             $4,940       $ 4,589        $ 9,265      $9,537
                                                              ------       -------        -------      ------

         Weighted-average common shares
              (denominator for basic earnings per share)       9,147         9,047          9,139       8,988

         Effect of dilutive securities:
              Employee stock options                             430           466            378         390
                                                              ------       -------        -------      ------

         Weighted-average common and potential
              common shares outstanding
              (denominator for diluted earnings per share)     9,577         9,513          9,517       9,378
                                                              ======       =======        =======      ======

         Basic earnings per share                             $ 0.54         $0.51         $ 1.01       $1.06
                                                              ======       =======        =======      ======

         Diluted earnings per share                           $ 0.52         $0.48         $ 0.97       $1.02
                                                              ======       =======        =======      ======


         Employee stock options to purchase approximately 481,000 and 329,000 shares for the three months ended June 30, 2003 and 2002, respectively, and 692,000 and 393,000 shares for the six months ended June 30, 2003 and 2002, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.

         As a result of stock options exercised during the first half of 2003, the corresponding tax benefit of $1,217 was recorded as a reduction to income taxes payable and as an increase in additional paid-in capital.

  9.     COMPREHENSIVE INCOME

         The components of comprehensive income for the three and six months ended June 30, 2003 and 2002 are as follows:

                                                    Three Months Ended    Six Months Ended
                                                         June 30                June 30
                                                         -------                -------
                                                      2003       2002       2003       2002
                                                      ----       ----       ----       ----

               Net earnings                         $ 4,940    $ 4,589     $9,265    $ 9,537

               Foreign currency translation           1,047        464      1,836        441
                                                    -------    -------    -------    -------

               Total comprehensive income           $ 5,987    $ 5,053    $11,101    $ 9,978
                                                    =======    =======    =======    =======



10.      SEGMENT INFORMATION

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

                                                  Three Months Ended        Six Months Ended
                                                       June 30                  June 30
                                                       -------                  -------
                                                 2003        2002         2003          2002
                                                 ----        ----         ----          ----
         Net sales:
                 Cosmetic                     $ 78,576     $ 76,234     $154,834      $139,980
                 Pharmaceutical                 19,400       17,028       36,505        33,222
                                              --------     --------     --------      --------
                 Consolidated                 $ 97,976     $ 93,262     $191,339      $173,202
                                              ========     ========     ========      ========

         Operating income:
                 Cosmetic                     $  5,858     $  6,929     $ 12,187      $ 11,912
                 Pharmaceutical                  2,943        1,691        4,670         3,854
                                              --------     --------     --------      --------
                 Consolidated                 $  8,801     $  8,620     $ 16,857      $ 15,766

         Other income (expense):
                 Gain on sale of land         $   --       $   --       $    --       $  2,428
                 Interest expense, net        $(1,009)     $(1,126)     $ (2,054)     $ (2,344)
                 Other expense, net           $   107      $  (106)     $     27      $   (216)
                                              --------     --------     --------      --------

         Earnings before income taxes         $  7,899     $  7,388     $ 14,830      $ 15,634
                                              ========     ========     ========      ========

         Depreciation and amortization:
                 Cosmetic                     $  2,112     $  1,774     $  3,839      $  3,451
                 Pharmaceutical                     99           84          187           158
                                              --------     --------     --------      --------
                 Consolidated                 $  2,211     $  1,858     $  4,026      $  3,609
                                              ========     ========     ========      ========


         Operating income includes a charge of $1,850 related to the severance costs associated with the transfer of manufacturing operations from Farmingdale, N.Y. to North Carolina. Of this amount $1,193 or 65%, was charged to the Cosmetic segment and $657 or 35%, was charged to the Pharmaceutical segment.

         Operating income includes an estimated recovery related to the 2001 charge for the K-Mart Chapter XI bankruptcy filing. Of this amount $431, or 84% was attributable to the Cosmetic segment and $80 or 16% was attributable to the Pharmaceutical segment.

11.      COMMITMENTS AND CONTINGENCIES

         In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement related to empty drums coming to the Site in 1977 and 1978. In the third quarter of 2001, the Company recorded an estimate of $550 in selling and administrative expenses based on information received from the EPA as to its potential liability for the past remediation activities. In October 2001, the Company became a member of a Joint Defense Group ("the JDG"). In the second quarter of 2002, the EPA and the JDG agreed in principle to the amounts of payments required to settle past and future liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with regard to the Site. Pursuant to an agreement among JDG members as to how to allocate such payment amounts, the Company recorded, in the second quarter of 2002, an additional estimate of $785 in selling and administrative expenses. The charge of $785 had a negative impact of $0.05 per basic share on net earnings in the second quarter of 2002 and for the year ended December 31, 2002. During the third quarter of 2002, a trust was established with the intention of entering into a Consent Decree with the United States and the State of New York to settle all claims by the United States and the State of New York for past and future response costs and future actions at the Site. In September 2002, the Company paid $1,332 into a trust account which was held in escrow, together with payments by the other members of the JDG, for the eventual settlement with the EPA of the Company's potential liability under CERCLA. During the third quarter of 2002, the Company also paid into the same trust account $18 for the eventual settlement of the Company's potential liability for natural resource damages ("NRD") claims, which also are expected to be settled in the Consent Decree. During the second quarter of 2003, the United States, the State of New York and Federal District Court approved the aforementioned Consent Decree.



12.      SUBSEQUENT EVENT

         The Company's corporate offices are located in approximately 48,000 square feet of leased space in Uniondale, New York. On July 17, 2003, the Company entered into an agreement to extend this lease to December 31, 2014, and simultaneously entered into a lease agreement to December 31, 2014 for approximately 41,000 additional square feet of leased space within the same building in Uniondale, New York. The Company will transfer all administrative offices currently located in Farmingdale, N.Y. to Uniondale, N.Y. and consolidate the corporate and administrative offices at the Uniondale, N.Y. facility. The total payment obligation for these leases approximates $28,670 as shown in the following table:

                                       Payments due by period
                             -------------------------------------------
                            Less than 1 year                $       533
                            1 - 2 years                           1,680
                            2 - 3 years                           2,398
                            3 - 5 years                           5,032
                            After 5 years                        19,027
                                                                 ------
                                                         Total $ 28,670

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------
         (In thousands, except per share data)


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

PROMOTIONAL ALLOWANCES AND CO-OPERATIVE ADVERTISING

The Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These sales incentives offered voluntarily by the Company to customers, without charge, that can be used in or that are exercisable by a customer as a result of a single exchange transaction, are recorded as a reduction of net sales at the later of the sale or the offer, and primarily allow customers to take deductions against amounts owed to the Company for product purchases. The Company also has co-operative advertising arrangements with retail customers to reimburse them for all or a portion of their advertising of the Company's products. The estimated liabilities for these co-operative advertising arrangements are recorded as advertising expense as incurred, or in the period the related revenue is recognized, depending on the terms of the arrangement, and included in selling and administrative expenses, since the Company receives an identifiable benefit from retail customers for an amount equal to or less than the fair value of such advertising cost. These arrangements primarily allow retail customers to take deductions against amounts owed to the Company for product purchases. The Company regularly reviews and revises the estimated accruals for these promotional allowance and cooperative advertising programs. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.

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

The remaining useful lives of intangible assets subject to amortization are evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset should be amortized prospectively over that revised remaining useful life.

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

RESULTS OF OPERATIONS

SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 VERSUS JUNE 30, 2002


Consolidated net sales for the second quarter of 2003 were $97,976, an increase of 5.1% compared to second quarter 2002 net sales of $93,262. Consolidated net sales for the six months ended June 30, 2003 were $191,339, an increase of 10.5% compared to the first six months of 2002 net sales of $173,202.

The Cosmetic segment net sales for the second quarter of 2003 were $78,576, an increase of 3.1% compared to $76,234 for the second quarter of 2002. Cosmetic net sales for the first six months of 2003 were $154,834, an increase of 10.6% compared to $139,980 for the first six months of 2002. The second quarter increase was primarily due to sales of Sally Hansen Healing Beauty, a new line of skincare makeup, and an increase in sales of the core Sally Hansen family of brands. The net sales increases for the first six months of 2003 were partially offset by reduced volume in the Naturistics brand and increased returns throughout the Cosmetic segment product line. The increased returns were primarily due to planogram changes by retail customers and the elimination of the Naturistics line by certain retail customers. The planogram changes by retailers occurred earlier in 2003 compared to the prior year, and therefore the Company does not anticipate the same level of returns during the second six months of 2003. The product mix within the Naturistics cosmetics brand is being repositioned in order to facilitate the introduction of a sub-brand of lip gloss items called Miss Kiss. Sally Hansen, the core brand of the Cosmetics segment, remains the number one brand in the mass market nail care category with a 26% share of market for the quarter, as reported by ACNielsen.

The Pharmaceutical segment net sales for the second quarter of 2003 were $19,400, an increase of 13.9% compared to $17,028 in 2002. Pharmaceutical net sales for the first six months of 2003 were $36,505, an increase of 9.9% compared to $33,222 in 2002. The second quarter increase is primarily due to volume growth in the Orajel brand. Orajel, the core brand of the Pharmaceutical segment, continues its leadership position in the oral analgesics category, with a 30% share of market for the quarter, as reported by Information Resources, Inc. The six month increase is due primarily to increased sales in the Dermarest brand of psoriasis and eczema treatments, the Gentle Naturals line of naturally-based baby care products, DiabetAid, a line of products designed to treat the common everyday health care needs of problems associated with diabetes, and Orajel.

Cost of goods sold for the second quarter of 2003 was $47,170 or 48.1% of net sales, compared to $44,979 or 48.2% of net sales in 2002. Cost of goods sold for the first six months of 2003 was $92,828 or 48.5% of net sales, compared to $82,356 or 47.5% of net sales in 2002. The increase in cost of goods sold as a percentage of net sales for the six months is primarily attributable to the first quarter returns of Naturistics Cosmetics as a result of the repositioning of this line, and a change in sales mix within the Pharmaceutical segment primarily due to increased volume of the new Gentle Naturals and Diabet-Aid brands.

Selling and administrative expenses for the second quarter of 2003 were $40,155 or 41.0% of net sales compared to $39,663 or 42.5% of net sales in 2002. Selling and administrative expenses for the first six months of 2003 were $79,804, or 41.7% of net sales, compared to $75,080 or 43.3% of net sales in 2002. The improvement in selling and administrative expenses, as a percentage of net sales, is primarily attributable to net sales increasing at a higher rate than increases in expenses. Additionally, the second quarter of 2003 and first six months of 2003 include an estimated recovery of $511 related to the K-Mart Chapter XI bankruptcy filing.

On May 30, 2003, the Company announced a formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, N.Y. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $1,850 ($1,156 after-tax, or $0.13 per basic share) for severance costs and related benefits for approximately 370 union and non-union employees associated with this move was recorded in the second quarter of 2003. The Company projects that $228 and $708 will be paid in the third quarter and fourth quarter of 2003 respectively, and $1,364 during the first six months of 2004. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. The charge of $1,850 is included in the operating income of the segments as follows:
Cosmetic - $1,193 or 65%, of the charge, and Pharmaceutical - $657 or 35%, of the charge. It is estimated that a total of approximately $350 (Cosmetic segment, $200; Pharmaceutical segment, $150), will be expended for additional severance, relocation and other move related costs throughout the third and fourth quarters of 2003 and approximately $100 (Cosmetic segment, $60; Pharmaceutical segment, $40), will be expended for such costs in the first quarter of 2004. The move to North Carolina will consolidate the Company's principal manufacturing operations with its principal distribution facility and result in improved operating efficiencies and reduced manufacturing expenses.

In the first quarter of 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3,335 which was reduced by $160 for closing costs. In addition, $235 of the sales price was paid by the purchaser on February 12, 2003 in accordance with the original terms of the transaction. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500. After transaction related costs of $407, a gain of $2,428 was recorded in the first quarter of last year. The gain of $2,428, or $1,457 after tax, increased basic earnings per share by $0.16 for the first quarter of last year. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

Operating income for the second quarter of 2003 was $8,801 or 9.0% of net sales, compared to $8,620 or 9.2% of net sales for the second quarter of 2002. The operating income for the second quarter of 2003 includes a charge of $1,850 (1.9% of net sales) related to severance cost associated with the transfer of manufacturing operations to North Carolina. Operating income for the first six months of 2003 was $16,857 or 8.8% of net sales, compared to $15,766 or 9.1% of net sales in 2002. The six months results for 2003 include a charge of $1,850 for severance costs recorded in the second quarter of 2003.

Interest expense, net of interest income, for the second quarter of 2003 was $1,009 a reduction of 10.4% from net interest expense of $1,126 reported for the second quarter of 2002. Interest expense, net of interest income, for the first six months of 2003 was $2,054, a reduction of 12.4% from the net interest expense of $2,344 recorded for the first six months of 2002. The decrease in interest expense for the second quarter and first six months of 2003 is due primarily to a reduction of approximately 94 basis points in average borrowing rates.

Income taxes are based on the Company's expected annual effective tax rate of 37.5% in 2003. The decrease from the rate of 39.0% used for the first six months of 2002 is primarily due to the effect of permanent non-deductible expenses on taxable income, the reduced effect of such non-deductible expenses on taxable income, and the benefit of a reduction in the Canadian statutory tax rate.

Net earnings for the second quarter of 2003 were $4,940 or $0.54 per basic share, an increase of 7.6% compared to the net earnings of $4,589 or $0.51 per basic share reported in the second quarter of 2002. The net earnings for the second quarter of 2003 include an after-tax charge of $1,156 or $0.13 per basic share for severance costs. Net earnings for the first six months of 2003 were $9,265 or $1.01 per basic share compared to net earnings for the first six months of 2002 of $9,537 or $1.06 per basic share. The net earnings for the first six months of 2003 include an after-tax charge of $1,156 or $0.13 per basic share for severance costs and the net earnings for the first six months of 2002 include an after-tax gain of $1,457 or $0.16 per basic share from the sale of vacant land.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 the Company had cash and cash equivalents of $715 compared to $501 at December 31, 2002 and $1,594 at June 30, 2002.

Net cash used in operating activities for the six months ended June 30, 2003 was $3,278. Increases in accounts receivable of $14,190 and inventories of $7,506 were partially offset by net earnings of $9,265 and an increase in accounts payable of $7,911. The increase in accounts receivable is attributable to increased sales volume and the timing of shipments during the second quarter. The increases in inventories and accounts payable are due to the timing of purchases of raw materials and components to support projected sales levels.

Net cash used in investing activities of $9,848 for the six months ended June 30, 2003, is principally due to expenditures for construction related to the expansion of the manufacturing and distribution facility located in North Carolina. On February 12, 2003, the Company received $235 representing the remaining proceeds due from the sale of vacant land in the first quarter of last year. The sale resulted in an after-tax gain of $1,457 ($0.16 per basic share) which was recorded in the first quarter of last year. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

Net cash provided by financing activities for the six months ended June 30, 2003, was $13,330 principally due to an additional $16,000 of net borrowings under the revolving credit agreement and borrowings of $10,481 related to the refinancing of the mortgage on the land and buildings in North Carolina, partially offset by a principal payment of $8,000 under the senior notes. At December 31, 2002, the Company had an outstanding balance of $3,954 under a five-year mortgage on the land and buildings in North Carolina. During the first six months of 2003, the Company paid $89 of the mortgage and refinanced the balance with a seven-year $12,480 combination mortgage and construction loan facility. Of this facility, $10,481 was drawn in 2003, of which $3,865 was used to pay the outstanding balance on the existing mortgage and $6,616 was used for funding of construction costs in connection with the expansion in North Carolina. The mortgage and construction loan facility provides construction funding as funds are expended during the building expansion project. The mortgage includes an interest rate based on LIBOR plus 1.75%, which totaled 3.07% as of June 30, 2003, monthly principal payments beginning April 15, 2004 based on a 20 year amortization schedule, a balloon payment due in March 2010, and terms that provide for the maintenance of certain financial ratios.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS
In order to aggregate all contractual obligations as of June 30, 2003, including the leases signed on July 17, 2003 as explained in note 12 to the consolidated financial statements, the Company has included the following table:

                                                                    Payments Due By Period
                                              ---------------------------------------------------------------

                                                           Less
                                                           than       1 - 2    2 - 3      3 - 5       After
                                                Total     1 Year      Years    Years      Years      5 Years
                                                -----     ------      -----    -----      -----      -------

Long-term debt                                $ 35,666   $  8,245   $ 18,011   $    888   $  2,832   $  5,690
Revolving credit agreement                      38,000       --       38,000       --         --         --
Capital lease                                      492        109        116        124        143       --
Operating leases (a)                            33,282      3,080      3,084      2,823      5,259     19,036
Construction commitment (b)                      2,567      2,567       --         --         --         --
                                              -------    --------   --------   --------   --------   --------


Total contractual obligations                 $110,007   $ 14,001   $ 59,211   $  3,835   $  8,234   $ 24,726
                                              ========   ========   ========   ========   ========   ========

(a) Includes payment obligations for
leases signed on July 17, 2003 as follows:    $ 28,670   $    533   $  1,680   $  2,398   $  5,032   $ 19,027
                                              ========   ========   ========   ========   ========   ========

(b) The timing of the payments are based on the current construction timetable.


The Company's corporate offices are located in approximately 48,000 square feet of leased space in Uniondale, New York. On July 17, 2003, the Company entered into an agreement to extend this lease to December 31, 2014, and simultaneously entered into a lease agreement to December 31, 2014 for approximately 41,000 additional square feet of leased space within the same building in Uniondale, New York, in order to transfer all administrative offices currently located in Farmingdale, N.Y. to Uniondale, N.Y. and result in the consolidation of the Company's corporate and administrative offices at the Uniondale, N.Y. facility.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies the accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No 149 is effective for derivative contracts entered into or modified after June 30, 2003. As the Company does not have any derivative instruments required to be reported under SFAS No. 149, the adoption of this statement did not have an impact on the Company's consolidated results of operations, cash flows or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how freestanding financial instruments, those financial instruments that have characteristics of both liabilities and equity, should be classified on a Company's balance sheet. The requirements of SFAS No. 150 require that financial instruments which give the issuer a choice of settling an obligation with a variable number of securities, settling an obligation with a transfer of assets or any mandatorily redeemable instrument should be classified as a liability. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003. Otherwise, the provisions of SFAS No. 150 are effective July 1, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's consolidated results of operations, cashflows or financial position.

FORWARD - LOOKING STATEMENTS

Management's Discussion and Analysis of the Results of Operations and Financial Condition and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends, certain risks, uncertainties and other factors that could cause actual results to differ materially from any future results implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: delays in introducing new products or failure of consumers to accept new products; actions by competitors, which may result in mergers, technology improvement or new product introductions; the dependence on certain national chain drug stores, food stores and mass merchandiser relationships due to the concentration of sales generated by such chains; changes in fashion-oriented color cosmetic trends; the effect on sales of lower retailer inventory targets; the effect on sales of political and/or economic conditions; the Company's estimates of costs and benefits, cash flow from operations and capital expenditures; interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments including the Company's qualitative and quantitative estimates as to market risk sensitive instruments; changes in product mix to products which are less profitable; shipment delays; depletion of inventory and increased production costs resulting from disruptions of operations at any of our manufacturing or distribution facilities; foreign currency fluctuations affecting our results of operations and the value of our foreign assets and liabilities; the relative prices at which we sell our products and our foreign competitors sell their products in the same market; our operating and manufacturing costs outside of the United States; changes in the laws, regulations and policies, including changes in accounting standards, that effect, or will effect, us in the United States and/or abroad; and trends in the general economy. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Without limitation, use of the following words is intended to identify forward-looking statements: "may," "will," "should," "expect," "anticipate," "look forward to," "estimate," "indications," "intend," "plan," "momentum," or "continue" or the negative thereof or other variations thereon.

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




Item 4.      CONTROLS AND PROCEDURES


(a)        Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13(a)-14 and 15(d)-14). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information required to be included in the Company's periodic Securities and Exchange Commission filings.

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

PART II - OTHER INFORMATION


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

             At the Company's annual meeting held on May 21, 2003, the Shareholders re-elected Martin E. Revson and Dan K. Wassong to the Board of Directors, in accordance with proxies solicited pursuant to Section 14 of the Securities Exchange Act. Votes were cast for each of such items as follows:

             ELECTION OF DIRECTORS            VOTES FOR         VOTES WITHHELD
             ---------------------            ---------         --------------

             Martin E. Revson                 8,556,710               20,956
             Dan K. Wassong                   8,149,285              428,381



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             Exhibit 31.1   Certification of Chief Executive Officer
             Exhibit 31.2   Certification of Chief Financial Officer
             Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
             Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K

             The Company filed a Form 8-K with the SEC, dated April 28, 2003 to report under Item 9 of that Form that a press release was issued on April 25, 2003 announcing earnings for the three months ended March 31, 2003. A copy of the press release was filed as an exhibit to the Form 8-K

             The Company filed a Form 8-K with the SEC dated May 22, 2003 to report under Item 9 of that Form that a press release was issued on May 21, 2003 announcing that the Company held its Annual Meeting of Shareholders on May 21, 2003 and information disclosed in that meeting. A copy of the press release was filed as an exhibit to the Form 8-K.

             The Company filed a Form 8-K with the SEC, dated July 30, 2003 to report under Item 9 of that Form that a press release was issued on July 29, 2003 announcing earnings for the three and six months ended June 30, 2003. A copy of the press release was filed as an exhibit to the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DEL LABORATORIES, INC.
                                              (Registrant)



         DATE:   AUGUST 12, 2003              /S/ DAN K. WASSONG
         -------------------------            ------------------
                                              Dan K. Wassong
                                              Chairman, President and
                                              Chief Executive Officer








         DATE:   AUGUST 12, 2003              /S/ ENZO J. VIALARDI
         ----------------------               --------------------
                                              Enzo J. Vialardi
                                              Executive Vice President and
                                              Chief Financial Officer