Form 10-Q
period 2003-09-30
DEL LABORATORIES INC
filed 2003-11-12
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    -------
                   SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _______ TO _______

                     COMMISSION FILE NO. 1-5439

                       DEL LABORATORIES, INC.
       (Exact name of registrant as specified in its charter)


           DELAWARE                                         13-1953103
--------------------------------                     ----------------------
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

                          YES  (X)                       NO  (  )

The number of shares of Common Stock, $1 par value, outstanding as of November 12, 2003 was 9,235,322.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index




Part I.     FINANCIAL INFORMATION
                                                                           PAGE
Item 1.     Financial Statements:

            Consolidated Balance Sheets as of
                September 30, 2003 and December 31, 2002                     3

            Consolidated Statements of Earnings for the three and nine
                months ended September 30, 2003 and 2002                     4

            Consolidated Statements of Cash Flows for the nine
                months ended September 30, 2003 and 2002                     5

            Notes to Consolidated Financial Statements                       6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             13

Item 4.     Controls and Procedures                                         19



Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                20


SIGNATURES                                                                  21



All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.






                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
               (In thousands, except for share and per share data)


                                                                    September 30   December 31
                                                                        2003          2002
                                                                        ----          ----
                                                                     (UNAUDITED)
          ASSETS

Current assets:
          Cash and cash equivalents                                  $   2,252    $     501
          Accounts receivable-less allowance for doubtful accounts
             of $4,605 in 2003 and $4,962 in 2002                       67,504       51,080
          Inventories                                                   86,914       79,913
          Income taxes receivable                                          460        1,319
          Deferred income taxes                                          7,934        7,934
          Prepaid expenses and other current assets                      3,388        2,981
                                                                     ---------    ---------
                        Total current assets                           168,452      143,728

Property, plant and equipment, net                                      47,564       37,434
Intangibles arising from acquistions, net                                7,871        8,380
Goodwill                                                                 6,282        6,282
Other assets                                                            14,705       10,139
Deferred income taxes                                                    5,019        5,019
                                                                     ---------    ---------
                        Total assets                                 $ 249,893    $ 210,982
                                                                     =========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt                          $   8,553    $   8,396
          Accounts payable                                              39,366       32,397
          Accrued liabilities                                           24,354       21,699
                                                                     ---------    ---------
                        Total current liabilities                       72,273       62,492

Long-term pension liability, less current portion                       10,656       10,656
Deferred income taxes                                                    4,348        4,348
Deferred liability                                                       1,271         --
Long-term debt, less current portion                                    62,399       50,588
                                                                     ---------    ---------
                        Total liabilities                              150,947      128,084
                                                                     ---------    ---------

Shareholders' equity:
          Preferred stock $ .01 par value, authorized
             1,000,000 shares; no shares issued                           --           --
          Common stock $1 par value, authorized
             20,000,000 shares; issued 10,000,000 shares                10,000       10,000
          Additional paid-in capital                                     5,988        5,393
          Accumulated other comprehensive loss                          (2,450)      (4,278)
          Retained earnings                                            100,148       86,232
                                                                     ---------    ---------
                                                                       113,686       97,347

          Less: Treasury stock at cost, 766,014 shares
                in 2003 and 872,261 shares in 2002                     (14,098)     (13,667)
                Receivables for stock options exercised                   (642)        (782)
                                                                     ---------    ---------
                        Total shareholders' equity                      98,946       82,898
                                                                     ---------    ---------

                        Total liabilities and shareholders' equity   $ 249,893    $ 210,982
                                                                     =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.







                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
              (In thousands, except for share and per share data)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30                  SEPTEMBER 30
                                                    ------------                  ------------

                                                  2003           2002           2003          2002
                                              -----------    -----------    -----------    -----------
Net sales                                     $    99,716    $    95,215    $   291,055    $   268,417

Cost of goods sold                                 49,017         48,024        141,845        130,380
Selling and administrative expenses                41,931         37,672        121,735        112,752
Severance expenses (note 7)                           119           --            1,969           --
                                              -----------    -----------    -----------    -----------

Operating income                                    8,649          9,519         25,506         25,285

Other income (expense):
    Gain on sale of land                             --             --             --            2,428
    Interest expense, net                            (954)        (1,083)        (3,008)        (3,427)
    Other expense, net                                (31)           (81)            (4)          (297)
                                              -----------    -----------    -----------    -----------

Earnings before income taxes                        7,664          8,355         22,494         23,989
Income taxes                                        3,013          3,259          8,578          9,356
                                              -----------    -----------    -----------    -----------
Net earnings                                  $     4,651    $     5,096    $    13,916    $    14,633
                                              ===========    ===========    ===========    ===========

Earnings per common share:
    Basic                                     $      0.50    $      0.56    $      1.52    $      1.62
                                              ===========    ===========    ===========    ===========
    Diluted                                   $      0.48    $      0.54    $      1.45    $      1.56
                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
    Basic                                       9,230,000      9,095,000      9,170,000      9,023,000
                                              ===========    ===========    ===========    ===========
    Diluted                                     9,723,000      9,418,000      9,585,000      9,391,000
                                              ===========    ===========    ===========    ===========









               The accompanying notes are an integral part of the
                       consolidated financial statements.





                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (In thousands)
                                   (UNAUDITED)

                                                                     SEPTEMBER 30
                                                                   2003        2002
                                                                   ----        ----

Cash flows provided by (used in) operating activities:
Net earnings                                                     $ 13,916    $ 14,633
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                       6,051       5,545
Provision for doubtful accounts                                      (167)      1,073
Gain on sale of land                                                 --        (2,428)
Other non-cash operating items                                        140         128
Changes in operating assets and liabilities:
    Accounts receivable                                           (15,671)     (7,912)
    Inventories                                                    (5,561)    (11,248)
    Prepaid expenses and other current assets                        (636)       (538)
    Other assets                                                   (4,488)     (1,586)
    Accounts payable                                                6,371      11,394
    Accrued liabilities                                             2,456       2,470
    Deferred liability                                              1,271        --
    Income taxes receivable / payable                               2,461      (1,669)
                                                                 --------    --------

          Net cash provided by operating activities                 6,143       9,862
                                                                 --------    --------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of land                                    235       2,940
    Property, plant and equipment additions                       (14,601)     (5,430)
                                                                 --------    --------

         Net cash used in investing activities                    (14,366)     (2,490)
                                                                 --------    --------

Cash flows provided by (used in) financing activities:
    Principal borrowings under revolving credit agreement, net     11,000        --
    Principal payments under mortgages                               (113)       (265)
    Principal payment under senior notes                           (8,000)     (4,000)
    Repayment of mortgage                                          (3,865)       --
    Borrowings under mortgage and construction loan                12,312        --
    Payment of capital lease obligations                              (78)       --
    Repayment on receivables for stock options exercised             --            13
    Proceeds from the exercise of stock options                       100          76
    Acquisition of treasury stock                                  (1,408)     (2,491)
                                                                 --------    --------

          Net cash provided by (used in) financing activities       9,948      (6,667)
                                                                 --------    --------

Effect of exchange rate changes on cash                                26         (19)
                                                                 --------    --------

Net increase in cash and cash equivalents                           1,751         686

Cash and cash equivalents at beginning of year                        501       2,688
                                                                 --------    --------

Cash and cash equivalents at end of period                       $  2,252    $  3,374
                                                                 ========    ========

Supplemental disclosures:
Cash paid:
    Interest                                                     $  2,480    $  2,577
    Income taxes                                                 $  6,161    $ 11,134

Non-cash items:
    Income tax benefit arising from stock options exercised      $  1,467    $  2,349
    Shares tendered by optionees to exercise stock options       $  5,722    $  6,196
    Equipment acquired under capitalized leases                  $    543    $   --

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

     Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that at the inception of the guarantee, a liability be recorded on the guarantor's balance sheet for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The adoption of FIN 45 did not have any effect on the Company's consolidated results of operations, cash flows or financial position.

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



2.   STOCK OPTION PLANS

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for its fixed plan stock options. Under APB No. 25, compensation expense would be recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", the Company's net earnings and net earnings per share would have been reduced. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock based employee compensation:

  2.     STOCK OPTION PLANS, CONTINUED

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30                    SEPTEMBER 30
                                                         ------------                    ------------

                                                        2003         2002              2003        2002
                                                        ----         ----              ----        ----
         Net earnings, as reported                     $  4,651   $  5,096           $ 13,916   $   14,633
         Deduct:  Total stock-based employee
            compensation expense determined under
            fair value based method for all awards
            net of related tax effects                 $   (581)  $   (541)          $ (1,730)  $   (1,223)
                                                       --------   --------           --------   ----------
         Pro forma net earnings                        $  4,070   $  4,555           $ 12,186   $   13,410
                                                       ========   ========           ========   ==========
         Earnings per share:
              Basic - as reported                      $   0.50   $   0.56           $   1.52   $     1.62
                                                       ========   ========           ========   ==========
              Basic - pro forma                        $   0.44   $   0.50           $   1.33   $     1.49
                                                       ========   ========           ========   ==========

              Diluted - as reported                    $   0.48   $   0.54           $   1.45   $     1.56
                                                       ========   ========           ========   ==========
              Diluted - pro forma                      $   0.42   $   0.48           $   1.27   $     1.43
                                                       ========   ========           ========   ==========


     The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the third quarters of 2003 and 2002, respectively: dividend yields 0% and 0%; expected lives of 5.0 and 7.0 years; risk-free interest rates of 2.60% and 4.36%; and expected volatility of 35.4% and 39.1%. The weighted-average fair value of options granted during the third quarters of 2003 and 2002 were $8.76 and $10.73, respectively.

     Assumptions for the first nine months of 2003 and 2002, respectively, were: dividend yields 0% and 0%; expected lives of 5.0 and 5.9 years; risk-free interest rates of 2.51% and 4.42%; and expected volatility of 35.4% and 39.1%. The weighted-average fair value of options granted during the first nine months of 2003 and 2002 were $8.19 and $9.92, respectively.

     On April 22, 2003, the Financial Accounting Standards Board ("FASB") determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft and final statement in 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

3.   INVENTORIES

     Inventories are valued at the lower of cost (principally first-in / first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories were as follows:




                                                September 30     December 31
                                                     2003            2002
                                                     ----            ----

                 Raw Materials                     $ 45,990        $35,942
                 Work in Process                      4,079          3,878
                 Finished Goods                      36,845         40,093
                                                   --------        -------

                                                   $ 86,914        $79,913
                                                   ========        =======

4.   INTANGIBLES

     Intangibles arising from acquisitions were as follows:

                                                 September 30, 2003
                                                 ------------------

                                       Gross Carrying    Accumulated   Net Book
                                            Value       Amortization     Value
                                       --------------   ------------   ---------
     Intellectual property rights         $ 10,558         $ 2,874      $ 7,684
     Trademarks                              3,000           2,813          187
                                          --------         -------      -------
                                          $ 13,558         $ 5,687      $ 7,871
                                          ========         =======      =======

                                                 December 31, 2002
                                                 -----------------

                                       Gross Carrying     Accumulated   Net Book
                                            Value        Amortization    Value
                                       --------------   ------------   ---------

     Intellectual property rights         $ 10,558         $ 2,478      $ 8,080
     Trademarks                              3,000           2,700          300
                                          --------         -------      -------
                                          $ 13,558         $ 5,178      $ 8,380
                                          ========         =======      =======

     Amortization expense was $170 and $170 for the three months ended September 30, 2003 and 2002, respectively, and amounted to $509 and $508 for the nine months ended September 30, 2003 and 2002, respectively. The estimated amortization expense for the fiscal years ending December 31, 2003, 2004, 2005, 2006 and 2007, is $678, $678, $528, $528 and $528, respectively. The useful lives for intellectual property rights and trademarks are 20 years.

5.   LONG - TERM DEBT

     Long - term debt consisted of the following:
                                                   September 30     December 31
                                                      2003             2002
                                                      ----             ----

         9.5% senior notes                          $ 24,000        $ 32,000
         Notes payable under revolving
          credit agreement                            33,000          22,000
         Mortgages on land and buildings              13,487           4,984
         Obligations under capital leases                465             -
                                                    --------        --------

                                                    $ 70,952        $ 58,984
         Less current portion                          8,553           8,396
                                                    --------        --------
                                                    $ 62,399        $ 50,588
                                                    ========        ========

     At December 31, 2002, the Company had an outstanding balance of $3,954 under a five-year mortgage on the land and buildings in North Carolina. During the first quarter of 2003, the Company paid $89 of the mortgage and refinanced the balance with a seven-year $12,480 combination mortgage and construction loan facility. Of this facility, $12,312 was drawn down through September 30, 2003, of which $3,865 was used to pay the outstanding balance on the existing mortgage and $8,447 was used for funding of construction costs in connection with the expansion in North Carolina. The mortgage and construction loan facility provides construction funding as funds are expended during the building expansion project. The mortgage includes an interest rate based on LIBOR plus 1.75%, which totaled 2.87% as of September 30, 2003, monthly principal payments beginning April 15, 2004 based on a 20 year amortization schedule, a balloon payment due in March 2010, and terms that provide for the maintenance of certain financial ratios.


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

7.   CLOSURE OF FARMINGDALE PLANT

     On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $1,850 ($1,140 after-tax, or $0.12 per basic share) for severance costs and related benefits for approximately 370 union and non-union employees associated with this move was recorded in the second quarter of 2003. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. During the third quarter of 2003, a charge of $119 ($73 after-tax, or $0.01 per basic share) was recorded for such earned severance benefits, net of adjustments of $15 to the initial accrual. Through September 30, 2003, $18 of relocation and other move related costs were expensed as incurred. The Company estimates that a total of approximately $162 (Cosmetic segment - $106; Pharmaceutical segment - $56), will be incurred for additional severance, relocation and other move related costs during the fourth quarter of 2003 and approximately $102 (Cosmetic segment - $66; Pharmaceutical segment - $36), will be incurred for such costs in the first six months of 2004. As of September 30, 2003, 58 union and non-union employees have been terminated and $67 in severance benefits was paid.

     A summary of the activity in the accrual for the plant closure was as follows:


          Balance December 31, 2002                    $    -

                 Provision                                 1,850
                                                       ---------

          Balance June 30, 2003                        $   1,850
                                                       ---------

                 Provision                                   134
                 Payments                                    (67)
                 Adjustments                                 (15)
                                                       ---------

          Balance September 30, 2003                   $   1,902
                                                       =========

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

     On November 7, 2002, the Company's Board of Directors approved a 5% stock dividend. As a result, 434,835 shares of treasury stock were issued on December 27, 2002 to shareholders of record on November 29, 2002. Accordingly, the weighted-average common shares outstanding in the consolidated statement of earnings for the three and nine months ended September 30, 2002, have been adjusted to reflect the dividend.

     A reconciliation between the numerators and denominators of the basic and diluted earnings per common share were as follows:

                                                    Three Months Ended        Nine Months Ended
                                                       September 30             September 30
                                                       ------------             ------------

                                                   2003         2002          2003          2002
                                                  -------      -------      --------      --------
     Net earnings (numerator)                    $ 4,651      $ 5,096      $ 13,916      $ 14,633
                                                 -------      -------      --------      --------

     Weighted-average common shares
          (denominator for basic
          earnings per share)                      9,230        9,095         9,170         9,023

     Effect of dilutive securities:
          Employee stock options                     493          323           415           368
                                                 -------      -------      --------      --------

     Weighted-average common and potential
          common shares outstanding
          (denominator for diluted
          earnings per share)                      9,723        9,418         9,585         9,391
                                                 =======      =======      ========      ========

     Basic earnings per share                      $0.50        $0.56         $1.52         $1.62
                                                 =======      =======      ========      ========

     Diluted earnings per share                    $0.48        $0.54         $1.45         $1.56
                                                 =======      =======      ========      ========


     Employee stock options to purchase approximately 872,000 shares for the three months ended September 30, 2002, and 461,000 and 552,000 shares for the nine months ended September 30, 2003 and 2002, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive shares for the three months ended September 30, 2003.

     As a result of stock options exercised during the nine months ended September 30, 2003, the corresponding tax benefit of $1,467 was recorded as a reduction to income taxes payable and as an increase in additional paid-in capital.


9.   COMPREHENSIVE INCOME

     The components of comprehensive income for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                         Three Months Ended       Nine Months Ended
                                            September 30            September 30
                                            ------------            ------------
                                          2003       2002        2003        2002
                                          ----       ----        ----        ----

      Net earnings                       $ 4,651    $ 5,096    $ 13,916     $14,633

      Foreign currency translation            (8)      (431)      1,828          10
                                         -------    -------    --------     -------

      Total comprehensive income         $ 4,643    $ 4,665    $ 15,744     $14,643
                                         =======    =======    ========     =======

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

                                          Three Months Ended            Nine Months Ended
                                             September 30                 September 30
                                             ------------                 ------------
                                        2003           2002           2003           2002
                                        ----           ----           ----           ----
     Net sales:
             Cosmetic                 $ 79,641       $ 77,921       $234,475       $217,901
             Pharmaceutical             20,075         17,294         56,580         50,516
                                      --------       --------       --------       --------
             Consolidated             $ 99,716       $ 95,215       $291,055       $268,417
                                      ========       ========       ========       ========

     Operating income:
             Cosmetic                 $  4,855       $  6,547       $ 17,042       $ 18,459
             Pharmaceutical              3,794          2,972          8,464          6,826
                                      --------       --------       --------       ---------
             Consolidated             $  8,649       $  9,519       $ 25,506       $ 25,285

     Other income (expense):
             Gain on sale of land     $    -         $     -        $    -         $  2,428
             Interest expense, net    $   (954)      $ (1,083)      $ (3,008)      $ (3,427)
             Other expense, net       $    (31)      $    (81)      $     (4)      $   (297)
                                      --------      ---------       --------       --------

     Earnings before income taxes     $  7,664       $  8,355       $ 22,494       $ 23,989
                                      ========       ========       ========       ========

     Depreciation and amortization:
             Cosmetic                 $  1,918       $  1,847       $  5,757       $  5,298
             Pharmaceutical                107             89            294            247
                                      --------       --------      ---------       --------

             Consolidated             $  2,025       $  1,936      $   6,051       $  5,545
                                      ========       ========      =========       ========



     For the three months ended September 30, 2003, severance expense of $119 was included in the operating income of the segments, as follows: Cosmetic
     - $77 and Pharmaceutical - $42. For the nine months ended September 30, 2003, severance expense of $1,969 was included in the operating income of the segments, as follows: Cosmetic - $1,280 and Pharmaceutical - $689.

     Operating income for the nine months ended September 30, 2003 includes an estimated recovery of $511, recorded in the second quarter of 2003, related to a 2001 charge for the K-Mart Chapter XI bankruptcy filing. Of this amount $431, or 84% was attributable to the Cosmetic segment and $80 or 16% was attributable to the Pharmaceutical segment.

11.  COMMITMENTS AND CONTINGENCIES

     In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement related to empty drums coming to the Site in 1977 and 1978. In the third quarter of 2001, the Company recorded an estimate of $550 in selling and administrative expenses based on information received from the EPA as to its potential liability for the past remediation activities. In October 2001, the Company became a member of a Joint Defense Group ("the JDG"). In the second quarter of 2002, the EPA and the JDG agreed in principle to the amounts of payments required to settle past and future liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with regard to the Site. Pursuant to an agreement among JDG members as to how to allocate such payment amounts, the Company recorded, in the second quarter of 2002, an additional estimate of $785 in selling and administrative expenses. The charge of $785 had a negative impact of $0.05 per basic share on net earnings in the second quarter of 2002 and for the year ended December 31, 2002. During the third quarter of 2002, a trust was established with the intention of entering into a Consent Decree with the United States and the State of New York to settle all claims by the United States and the State of New York for past and future response costs and future actions at the Site. In September 2002, the Company paid $1,332 into a trust account which was held in escrow, together with payments by the other members of the JDG, for the eventual settlement with the EPA of the Company's potential liability under CERCLA. During the third quarter of 2002, the Company also paid into the same trust account $18 for the eventual settlement of the Company's potential liability for natural resource damages ("NRD") claims, which also are expected to be settled in the Consent Decree. During the second quarter of 2003, the United States, the State of New York and the Federal District Court approved the aforementioned Consent Decree.



12.  OPERATING LEASES

     The Company's corporate offices are located in approximately 48,000 square feet of leased space in Uniondale, New York. On July 17, 2003, the Company entered into an agreement to extend this lease to December 31, 2014, and simultaneously entered into a lease agreement through December 31, 2014 for approximately 41,000 additional square feet of leased space within the same building in Uniondale, New York. The Company will transfer all administrative offices currently located in Farmingdale, N.Y. to Uniondale, N.Y. and consolidate the corporate and administrative offices at the Uniondale, N.Y. facility. The total payment obligation for these leases approximates $28,670 as shown in the following table:

                                         Payments due by period
                               ---------------------------------------
                              Less than 1 year               $    787
                              1 - 2 years                       2,019
                              2 - 3 years                       2,417
                              3 - 5 years                       5,071
                              After 5 years                    18,376
                                                               ------
                                                       Total $ 28,670
                                                             ========


     The deferred liability on the accompanying consolidated balance sheet as of September 30, 2003, represents deferred rent expense, as well as a payment received by the Company from the lessor at the lease inception, which will be recorded as a reduction of rent expense over the life of the lease.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------
         (In thousands, except per share data)


DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and which require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a brief discussion of the more critical accounting policies employed by the Company.

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

Intangible assets with determinable lives and other long-lived assets, other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance.

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

RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS SEPTEMBER 30, 2002


Consolidated net sales for the third quarter of 2003 were $99,716, an increase of 4.7% compared to third quarter 2002 net sales of $95,215. Consolidated net sales for the nine months ended September 30, 2003 were $291,055, an increase of 8.4% compared to the first nine months of 2002 net sales of $268,417.

The Cosmetic segment net sales for the third quarter of 2003 were $79,641, an increase of 2.2% compared to $77,921 for the third quarter of 2002. Net sales of Sally Hansen Healing Beauty and higher net sales of N.Y.C. New York Color were partially offset by reduced sales of Naturistics. Cosmetic net sales for the first nine months of 2003 were $234,475, an increase of 7.6% compared to $217,901 for the first nine months of 2002. Net sales increases for the first nine months of 2003 were partially offset by lower volume in the Naturistics brand and increased returns throughout the Cosmetic segment product line. The increased returns were primarily due to planogram changes during the first six months by retail customers and the elimination of the Naturistics line by certain retail customers. The planogram changes by retailers occurred earlier in 2003 compared to the prior year, and therefore returns in the third quarter were below the levels of the first and second quarters and it is anticipated that returns in the fourth quarter will also be below the levels of the first and second quarters. The product mix within the Naturistics cosmetics brand is being repositioned in order to facilitate the introduction of a sub-brand of lip gloss items called Miss Kiss. Sally Hansen, the core brand of the Cosmetics segment, remains the number one brand in the mass market nail care category with a 26% share of market for the third quarter, as reported by ACNielsen.

The Pharmaceutical segment net sales for the third quarter of 2003 were $20,075, an increase of 16.1% compared to $17,294 in 2002. Pharmaceutical net sales for the first nine months of 2003 were $56,580, an increase of 12% compared to $50,516 in 2002. The third quarter increase is primarily due to volume growth in the Orajel brand. Orajel, the core brand of the Pharmaceutical segment, continues its leadership position in the oral analgesics category, with a 30% share of market for the third quarter, as reported by Information Resources, Inc. The nine month increase is due primarily to volume growth in the Orajel brand and increased sales of the Dermarest brand of psoriasis and eczema treatments.

Cost of goods sold for the third quarter of 2003 was $49,017 or 49.2% of net sales, compared to $48,024 or 50.4% of net sales in 2002. The improvement is due to improved product mix in the Pharmaceutical segment. Cost of goods sold for the first nine months of 2003 was $141,845 or 48.7% of net sales, compared to $130,380 or 48.6% of net sales in 2002.

Selling and administrative expenses for the third quarter of 2003 were $41,931 or 42.1% of net sales compared to $37,672 or 39.6% of net sales in 2002. The increase is principally attributable to higher advertising and display costs of approximately $2,350,000, primarily in support of the new Sally Hansen Healing Beauty product line and the core Sally Hansen franchise. Selling and administrative expenses for the first nine months of 2003 were $121,735, or 41.8% of net sales, compared to $112,752 or 42.0% of net sales in 2002. The first nine months of 2003 include an estimated recovery of $511 recorded in the second quarter of 2003, related to the K-Mart Chapter XI bankruptcy filing for which provisions were recorded in prior years.

On May 30, 2003, the Company announced a formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, N.Y. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $1,850 ($1,140 after-tax, or $0.12 per basic share) for severance costs and related benefits for approximately 370 union and non-union employees associated with this move was recorded in the second quarter of 2003. An additional charge of $119 ($73 after-tax, or $0.01 per basic share) was recorded in the third quarter of 2003. The Company projects that an additional $109 (Cosmetic segment
- $71; Pharmaceutical segment - $38) will be incurred in the fourth quarter of 2003, and $60 (Cosmetic segment - $39; Pharmaceutical segment - $21) during the first six months of 2004. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. In addition, it is estimated that approximately $53 (Cosmetic segment - $35; Pharmaceutical segment - $18) will be incurred in the fourth quarter of 2003 and approximately $42 (Cosmetic segment $27; Pharmaceutical segment - $15) during the first six months of 2004 for relocation and other costs. Of the total severance, additional severance, relocation and other move related costs of $2,233, $67 was paid in the third quarter of 2003 and it is projected that $647 will be paid in the fourth quarter of 2003, and $1,519, will be paid during the first six months of 2004. The move to North Carolina will consolidate the Company's principal manufacturing operations with its principal distribution facility and result in improved operating efficiencies and reduced manufacturing expenses.

Results for the first nine months ended September 30, 2002 include a gain for the sale of land. In the first quarter of 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3,335 which was reduced by $160 for closing costs. In addition, $235 of the sales price was paid by the purchaser on February 12, 2003 in accordance with the original terms of the transaction. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500. After transaction related costs of $407, a gain of $2,428 was recorded in the first quarter of last year. The gain of $2,428, or $1,457 after tax, increased basic earnings per share by $0.16 for the first quarter of last year. In connection with this sale, an option was granted to the buyer for the remaining
8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

Operating income for the third quarter of 2003 was $8,649 or 8.7% of net sales, compared to $9,519 or 10.0% of net sales for the third quarter of 2002. The operating income for the third quarter of 2003 includes a charge of $119 related to severance costs associated with the transfer of manufacturing operations to North Carolina. Operating income for the first nine months of 2003 was $25,506 or 8.8% of net sales, compared to $25,285 or 9.4% of net sales in 2002. The nine months results for 2003 include charges of $1,969 for severance costs of which $1,850 was recorded in the second quarter and $119 was recorded in the third quarter of 2003.


Interest expense, net of interest income, for the third quarter of 2003 was $954, a reduction of 12% from net interest expense of $1,083 reported for the third quarter of 2002. Interest expense, net of interest income, for the first nine months of 2003 was $3,008, a reduction of 12.2% from the net interest expense of $3,427 recorded for the first nine months of 2002. The decrease in net interest expense for the third quarter and first nine months of 2003 is due primarily to a reduction of approximately 120 basis points in average borrowing rates.

Income taxes are based on the Company's expected annual effective tax rate of 38.1% in 2003. The decrease from the rate of 39.0% used for the first nine months of 2002 is primarily due to the benefit of a reduction in the Canadian Statutory tax rate.

Net earnings for the third quarter of 2003 were $4,651 or $0.50 per basic share, compared to the net earnings of $5,096 or $0.56 per basic share reported in the third quarter of 2002. Net earnings for the first nine months of 2003 were $13,916 or $1.52 per basic share compared to net earnings for the first nine months of 2002 of $14,633 or $1.62 per basic share. The net earnings for the first nine months of 2003 include after-tax charges of $1,213 or $0.13 per basic share for severance costs. The net earnings for the first nine months of 2002 include an after-tax gain of $1,457 or $0.16 per basic share from the sale of vacant land.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 the Company had cash and cash equivalents of $2,252 compared to $501 at December 31, 2002 and $3,374 at September 30, 2002.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $6,143, primarily due to net earnings of $13,916, depreciation of $6,051 and increases in accounts payable of $6,371, partially offset by increases in accounts receivable of $15,671, due to the timing of increased sales, and inventories of $5,561. The increase in inventories and accounts payable is due to the timing of purchases to support projected sales levels.

Net cash used in investing activities of $14,366 for the nine months ended September 30, 2003, is principally due to expenditures for construction related to the expansion of the manufacturing and distribution facility located in North Carolina. On February 12, 2003, the Company received $235 representing the remaining proceeds due from the sale of vacant land in the first quarter of 2002. The sale resulted in an after-tax gain of $1,457 ($0.16 per basic share) which was recorded in the first quarter of 2002. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

Net cash provided by financing activities for the nine months ended September 30, 2003, was $9,948 principally due to an additional $11,000 of net borrowings under the revolving credit agreement and borrowings of $12,312 related to the refinancing of the mortgage on the land and buildings in North Carolina, partially offset by a principal payment of $8,000 under the senior notes. At December 31, 2002, the Company had an outstanding balance of $3,954 under a five-year mortgage on the land and buildings in North Carolina. During the first nine months of 2003, the Company paid $89 of the mortgage and refinanced the balance with a seven-year $12,480 combination mortgage and construction loan facility. Of this facility, $12,312 was drawn as of September 30, 2003, of which $3,865 was used to pay the outstanding balance on the existing mortgage and $8,447 was used for funding of construction costs in connection with the expansion in North Carolina. The mortgage and construction loan facility provides construction funding as funds are expended during the building expansion project. The mortgage includes an interest rate based on LIBOR plus 1.75%, which totaled 2.87% as of September 30, 2003, monthly principal payments beginning April 15, 2004 based on a 20 year amortization schedule, a balloon payment due in March 2010, and terms that provide for the maintenance of certain financial ratios.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS
In order to aggregate all contractual obligations as of September 30, 2003, the Company has included the following table:

                                                     Payments Due By Period
                                ----------------------------------------------------------------
                                             Less
                                             Than       1 - 2      2 - 3     3 - 5       After
                                  Total     1 Year      Years      Years     Years      5 Years
                                  -----     ------      -----      -----     -----      -------

Long-term debt                  $ 37,487   $  8,443   $ 17,973   $    858   $  2,724   $  7,489
Revolving credit agreement        33,000       --       33,000       --         --         --
Capital lease                        465        110        118        126        111       --
Operating leases                  32,788      3,284      3,036      2,826      5,267     18,375
Construction commitment (a)          960        960       --         --         --         --
                                --------   --------   --------   --------   --------   --------

Total contractual obligations   $104,700   $ 12,797   $ 54,127   $  3,810   $  8,102   $ 25,864
                                ========   ========   ========   ========   ========   ========

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

The Company believes that cash flows from operations, cash on hand and amounts available from the credit facility and the combination mortgage and construction loan will be sufficient to enable the Company to meet its anticipated cash requirements through 2004. However, there can be no assurance that the combination of cash flow from future operations, cash on hand and amounts available from the credit facility and the combination mortgage and construction loan will be sufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for its products or reduced sales, such developments, if significant, would reduce the Company's cash flow from operations and could adversely affect the Company's ability to achieve certain financial covenants under the senior note and revolving credit agreements. If the Company is unable to satisfy such financial covenants, the Company could be required to adopt one or more alternatives, such as reducing or delaying certain operating expenditures and/or delaying capital expenditures.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") which stated that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN No. 46 also stated that its provisions were effective immediately for all arrangements entered into after January 31, 2003 and effective for the first interim or annual period ending after December 15, 2003 for entities that existed prior to February 1, 2003. FIN No. 46 has been the subject of significant continuing interpretation by the FASB, and changes to its complex requirements appear likely before the end of 2003. The Company does not expect that the adoption of FIN No. 46 will have an impact on the Company's consolidated financial statements.


On April 22, 2003, the Financial Accounting Standards Board ("FASB") determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft and final statement in 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies the accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No 149 is effective for derivative contracts entered into or modified after June 30, 2003. As the Company does not have any derivative instruments required to be reported under SFAS No. 149, the adoption of this statement did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how freestanding financial instruments, those financial instruments that have characteristics of both liabilities and equity, should be classified on a Company's balance sheet. The requirements of SFAS No. 150 require that financial instruments which give the issuer a choice of settling an obligation with a variable number of securities, settling an obligation with a transfer of assets or any mandatorily redeemable instrument should be classified as a liability. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003. Otherwise, the provisions of SFAS No. 150 were effective July 1, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's consolidated financial statements.

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



Item 4.      CONTROLS AND PROCEDURES


As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

             (b)    Reports on Form 8-K

                    The Company filed a Form 8-K with the SEC, dated July
                    30, 2003 to report under Item 9 of that Form that a press release was issued on July 29, 2003 announcing earnings for the three and six months ended June 30, 2003. A copy of the press release was filed as an exhibit to the Form 8-K

                    The Company filed a Form 8-K with the SEC, dated October 29, 2003 to report under Item 9 of that Form that a press release was issued on October 28, 2003 announcing earnings for the three and nine months ended September 30, 2003. A copy of the press release was filed as an exhibit to the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DEL LABORATORIES, INC.
                                              (Registrant)



      DATE:   NOVEMBER 12, 2003               /S/ DAN K. WASSONG
      ----------------------------            ------------------
                                              Dan K. Wassong
                                              Chairman, President and
                                              Chief Executive Officer








      DATE:   NOVEMBER 12, 2003               /S/ ENZO J. VIALARDI
      -------------------------               --------------------
                                              Enzo J. Vialardi
                                              Executive Vice President and
                                              Chief Financial Officer