Form 10-K
period 2003-12-31
DEL LABORATORIES INC
filed 2004-03-12
CIK 27751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 (Mark One)
    (X)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2003
                                             -----------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

   TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------    -----------------------------------------
Common Stock, $1 par value    American Stock Exchange


       SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
       NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes [X] No [ ]

The aggregate market value of the Common Equity of the Registrant as of the last business day of the most recently completed second fiscal quarter was $216,559,621. The aggregate market value of the Common Equity held by non-affiliates of the Registrant as of the most recently completed second quarter was $111,158,361. On such date, the closing price for the Common Equity was $23.50 per share.

The number of shares of Common Stock outstanding as of March 10, 2004 was 9,721,309 shares.



                                            DOCUMENTS INCORPORATED BY REFERENCE:

                                            Part of the Form 10-K into
                                            which the Document is

DOCUMENT                                     INCORPORATED
------------------------------------------   ----------------------------------
Definitive Proxy Statement for 2004 Annual   Part III, Items 10,11,12 and 13
Meeting of Stockholders

Part I

Item 1 - Business

Del Laboratories, Inc. (the "Company") manufactures, markets and distributes cosmetics and proprietary over-the-counter pharmaceuticals. The Company's principal cosmetic products are nail care products, nail color, color cosmetic, beauty implements, bleaches and depilatories, personal care products, and other related cosmetic items. The Company's cosmetics products are marketed under such well-known brand names as Sally Hansen Hard as Nails and Sally Hansen Professional Nail (nail care and nail color products), Healing Beauty (skin care make-up), CornSilk (face make-up), LaCross (beauty implements), N.Y.C. New York Color (color cosmetics), and Naturistics (color cosmetics). The Company's proprietary pharmaceutical products include oral analgesics, first-aid products, eye/ear medications, diabetes treatments and baby care products. The Company's pharmaceutical products are marketed under such well-known brand names as Orajel and Tanac (oral analgesics), Pronto (pediculicides), Stye (ophthalmic ointment), Dermarest (psoriasis), Auro-Dri (ear remedy), DiabetAid (diabetes symptom relief) and Gentle Naturals (baby care products). The Company's products are sold principally in the United States and Canada to wholesalers and independent chain drug, mass merchandisers and food stores.

The Company seeks to increase sales by aggressively marketing its products under established brand names. The Company targets the mass market, which accounts for a major portion of the color cosmetics market and the majority of the over-the-counter pharmaceuticals market. The Company's customers in the mass market channel include major drug store chains: Walgreens, Rite Aid, CVS and Eckerd; major national mass merchandiser chains: Wal-Mart, K-Mart and Target, and numerous regional chain drug stores and mass merchandisers. The Company also distributes its pharmaceutical products to drug wholesalers, including McKesson HBOC, Amerisource-Bergen Brunswig and Cardinal Health, Inc. and national food chains, including Ahold, Safeway, Kroger and Albertson's. Other than Wal-Mart Stores, Inc., which accounted for 25.6%, 25.4% and 23.1% of the Company's total net sales for 2003, 2002 and 2001, respectively, and Walgreens which accounted for 14.5%, 12.1% and 11.6% of the Company's total net sales in 2003, 2002 and 2001, respectively, no single customer accounted for more than 10% of the Company's total net sales. Although the Company's loss of one or more customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to any of these customers, could have a material adverse effect on the Company's business, financial condition or results of operations, the Company has no reason to believe that any such loss of customer or decrease in sales will occur. In January 2002, K-Mart Corporation filed a bankruptcy petition for reorganization under Chapter XI of the U. S. Bankruptcy Code. The Company resumed shipments to K-Mart subsequent to their receipt of new debtor-in-possession financing. K-Mart emerged from Chapter XI in May 2003.

The Company advertises its products on television, radio and in magazines. Additionally, the Company has various co-operative programs with retailers to further enhance consumer awareness of the Company's products and brands. Advertising expenses, including co-operative advertising programs, were approximately $37.7 million or 9.8% of net sales in 2003, $30.8 million or 8.8% of net sales in 2002, and $30.5 million or 10.0% of net sales in 2001. In-store displays and promotional activities are also utilized to attract consumer attention and to inform them of the products available under the Company's various brands.

The Company utilizes two in-house national sales organizations, one for its cosmetics product lines and one for its pharmaceutical product lines. The Company also employs independent manufacturers' representatives in selected geographic areas where a full-time sales employee would not be economically justified.

              Certain financial information regarding the Company's industry segments is set forth in the table below.


                   INDUSTRY SEGMENTS (In thousands of dollars)
                   -----------------

                                             2003         2002         2001
                                           ---------    ---------    ---------
Net sales to unaffiliated customers: (a)
        Cosmetics                           $310,407     $283,856     $239,183
        Pharmaceuticals                       75,546       66,811       65,443

Operating income:
        Cosmetics                             24,580       23,543       12,002
        Pharmaceuticals                       11,923        9,751       11,405

Identifiable assets:
        Cosmetics                            191,032      139,465      126,058
        Pharmaceuticals                       30,888       29,131       25,549
        Corporate (unallocated                41,292       42,386       38,594
        assets)


(a) On January 1, 2002, the Company adopted EITF Issue No. 01-9. As a result, certain sales incentives historically included in selling and administrative expenses have been reclassified as reductions to net sales. 2001 net sales have been reclassified to conform with the above presentation.

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

The Company's products are sold in over forty foreign countries through a limited number of subsidiaries and through contracts with local distributors and licensees. Export net sales (which exclude sales in Canada and Puerto Rico) have historically not exceeded 5% of the Company's total net sales in any year. Export net sales represented approximately 2% of the Company's total net sales in 2003, 2002 and 2001.

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

The Company expended approximately $7,816,000, $6,391,000 and $5,414,000 in 2003, 2002 and 2001, respectively, on research activities relating to the development of new products, clinical and regulatory affairs and quality control, all of which are conducted internally by the Company.

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

The Company currently has approximately 1,800 employees. Approximately 150 of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its employee and labor relations to be satisfactory.

The Company's 2003 Form 10-Q's and Form 10-K can be obtained from the Company's website www.Dellabs.com.


ITEM 2 - PROPERTIES

The Company's corporate and administrative offices are located in 85,000 square feet of leased space in Uniondale, New York. On July 17, 2003, the Company entered into an agreement to extend the lease to December 31, 2014 for 44,000 of the 85,000 square feet of space that it occupies. Simultaneously, the Company entered into a lease agreement for the additional 41,000 of the 85,000 square feet of space within the same building in Uniondale, New York which resulted in the consolidation of the Company's corporate and administrative offices.

The Company's principal manufacturing facility and distribution center for both the cosmetic and pharmaceutical segments are located in two Company-owned buildings containing approximately 430,000 square feet, in Rocky Point, North Carolina. Both buildings are of insulated metal construction. The buildings and land are subject to a first mortgage.

The Company owns two buildings in Farmingdale, New York. One building is a brick faced concrete block structure containing approximately 120,000 square feet of floor space. This building used to be the principal manufacturing facility for both the cosmetic and pharmaceutical segments, which was relocated to North Carolina during 2003. The Company also owns a steel beamed and brick faced concrete building, adjacent to the Farmingdale facility. This building used to contain some of the Company's administrative offices, which were relocated to the leased space in Uniondale, New York during the fourth quarter of 2003. On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

The Company owns certain property that was used for manufacturing facilities for its cosmetic segment in Newark, New Jersey. The Newark buildings are brick faced concrete block and contain approximately 90,000 square feet of floor space. The Company closed down production at the facility in the first quarter of 2002.

The Company owns property located in Canajoharie, New York, consisting of a two-story brick and steel building with approximately 50,000 square feet of floor space. This building is used by the cosmetic segment.

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

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business, including environmental matters. The effect of final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the American Stock Exchange under the symbol "DLI". The range of high and low sales prices as reported in the consolidated transaction reporting system of such exchange, for each quarterly period during the past two years as adjusted for the 5% stock dividends payable on December 29 2003, and December 27, 2002, is as follows:


                               2003                           2002
                               -----                          ----
                      HIGH              LOW            HIGH              LOW
First Quarter       $ 20.76          $ 16.29         $ 17.58           $ 14.06
Second Quarter      $ 24.76          $ 17.98         $ 23.57           $ 17.60
Third Quarter       $ 29.29          $ 21.67         $ 22.95           $ 16.24
Fourth Quarter      $ 28.10          $ 22.48         $ 23.31           $ 15.47


There were 436 holders of record of the Company's common stock at December 31, 2003. This does not include beneficial holders whose shares are held of record by nominees. The Company paid 5% stock dividends in December 2003 and 2002. The Company has distributed uninterrupted dividends for the past twenty-eight years.

The terms of the Company's various borrowing agreements provide, among other things, for certain restrictions on the payment of cash dividends, repurchase of treasury stock and certain other expenditures.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2003:

                                                                                               Number of
                                                                                         securities remaining
                                          Numbers of                                     available for future
                                       securities to be          Weighted-average        issuance under equity
                                     issued upon exercise         exercise price          compensation plans
                                    of outstanding options,  of outstanding options,     (excluding securities
                                      warrants and rights      warrants and rights      reflected in column (a))
         Plan Category                        (a)                      (b)                        (c)
-----------------------------      ------------------------  -----------------------   --------------------------
Equity compensation plans
approved by security holders               2,323,557                  $16.51                    475,732

Equity compensation plans not
approved by security holders                 None                 Not applicable            Not applicable

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------
The Company did not issue any unregistered securities in the years ended December 31, 2003, 2002 or 2001.


ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The operating and balance sheet data below was derived from the consolidated financial statements of the Company. The financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                (Amounts in Thousands Except Per Share and Employee Data)

                                            2003           2002           2001           2000           1999
                                          --------       --------       --------       --------      ---------
Operating data:

Net sales (a)                             $385,953       $350,667       $304,626       $270,977      $ 241,456
Net earnings (loss)                         20,374         19,503          9,797          4,717         (4,002)
Earnings (loss) per common share: (b)
     Basic                                    2.11           2.05           1.05           0.51          (0.44)
     Diluted                                  2.02           1.97           1.04           0.51          (0.44)

Dividends per share:
     Cash                                        -              -              -              -           .105
     Stock                                      5%             5%             5%             5%             2%

Weighted-average common shares
     outstanding: (b)
     Basic                                   9,647          9,500          9,303          9,195          9,152
     Diluted                                10,098          9,903          9,452          9,292          9,152

Balance sheet data:

     Total assets                         $263,212       $210,982       $190,201       $194,230      $ 180,561
     Long-term debt                         63,373         50,588         61,989         82,495         75,750
     Working capital                       102,513         81,236         72,279         85,666         74,472
     Shareholders' equity                  105,571         82,898         64,883         55,443         50,873

Other data:

     Capital additions                    $ 18,200       $  9,078       $  5,552       $  7,850      $   7,288
     Approximate # of employees              1,800          1,800          1,700          1,600          1,500


(a) On January 1, 2002, the Company adopted EITF Issue No. 01-9. As a result, certain sales incentives historically included in selling and administrative expenses have been reclassified as reductions to net sales. 2001, 2000 and 1999 net sales have been reclassified to conform with the above presentation.

(b) Adjusted to reflect a 5% stock dividend effective December 1, 2003, a 5% stock dividend effective November 29, 2002, a 5% stock dividend effective December 1, 2001 and a 5% stock dividend effective November 30, 2000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

OVERVIEW

Del Laboratories, Inc. is a fully integrated marketing and manufacturing company operating in two major segments of the packaged consumer products business: cosmetics and over-the-counter pharmaceuticals. Each of the Company's marketing divisions is responsible for branded lines fitting into one of these general categories and develops its own plans and goals consistent with its operating environment and the Company's corporate objectives.

The Company owns a portfolio of highly recognized branded products which are easy to use, competitively priced and trusted. As reported by ACNielsen, many of the Company's brands have leading market positions in their product categories. In our cosmetics segment, the Sally Hansen brand is the number one brand in the mass market nail care category with market leadership positions in nail color, nail treatment, and bleaches and depilatories. The Sally Hansen LaCross brand is the leader in nail and beauty implements providing a line of high quality beauty implements including nail clippers, files, scissors, tweezers and eyelash curlers. N.Y.C. New York Color is one of the most successful new cosmetics brands in the mass market. This highly recognizable brand of value cosmetics offers a complete collection of high quality products at opening price points. In our over-the-counter pharmaceutical segment, the Orajel brand is the leading oral analgesic in the mass market channel, as reported by Information Resources, Inc. The Orajel family of products has been developed with unique formulations specifically targeted at distinct oral pain and baby care indications. Our Dermarest brand is the most complete line of non-prescription products for relief of psoriasis and eczema and is the market share leader in the psoriasis/eczema treatment category.

The Company believes it has outstanding customer relationships with a diversified group of prominent retailers across multiple distribution channels including mass merchandisers, drug chains, drug wholesalers and food retailers and wholesalers. Del has a strong track record of developing innovative new products and successful brand extensions. An in-house research and development department focuses on product development, clinical and regulatory affairs and quality control.

As discussed in more detail throughout our MD&A:

o We recognized a charge of $2,033,000 ($1,255,000 after-tax, or $0.13 per basic share) during fiscal 2003 for severance costs and related benefits associated with the transfer of our principal manufacturing operations from New York to North Carolina

o In the prior fiscal year ended December 31, 2002, we recognized a gain of $2,428,000 ($1,532,000 after-tax, or $0.16 per basic share) associated with the sale of vacant land in Farmingdale, N.Y.

o We had recoveries of $744,485 in fiscal 2003 related to the favorable settlement of accounts receivable fully reserved in fiscal years 2001 and 2002 in connection with the K-Mart Chapter XI bankruptcy filing.

o In fiscal 2003, the Company refinanced an existing five year mortgage on its property in North Carolina with a seven year $12,480,000 mortgage in connection with the expansion of the North Carolina manufacturing and distribution facility.

o On March 12, 2004, the Company obtained a commitment from the lender under the senior notes to extend the maturity of the notes, extend the principal payment schedule, reduce the interest rate and reduce or eliminate certain restrictive covenants. The Company is also in negotiations with the lenders under the revolving credit agreement to extend the maturity, reduce the interest rate and reduce or eliminate certain restrictive covenants. The Company anticipates that formal agreements as discussed above, covering the senior notes and the revolving credit agreement will be executed before April 15, 2004.

                              RESULTS OF OPERATIONS

Consolidated net sales in 2003 were $386.0 million, an increase of 10.1% compared to net sales of $350.7 million in 2002.

The Cosmetic segment of the business generated net sales in 2003 of $310.4 million, an increase of 9.4% compared to net sales of $283.9 million in 2002. The increase over prior year is due primarily to volume growth in the Sally Hansen family of brands. As reported by ACNielsen, the Sally Hansen, brand remains the number one brand in the mass market nail care category increasing its market share to 25.4% for the year. In nail color, Sally Hansen the number one brand, increased its market share to 27.4%. The Sally Hansen, LaCross implement brand, the number one brand, increased its market share to 23.1%. In bleaches and depilatories, the Sally Hansen brand, the number one brand, increased its market share to 29.2%. Sally Hansen also maintained its number one market share in nail treatment with a 55% share of market. Sally Hansen Healing Beauty, a line of skincare makeup, was successfully added in 2003 as a new product line under the Sally Hansen brand. The N.Y.C. New York Color brand of cosmetics continued its excellent performance as one of the most successful new mass market cosmetics brands with a double-digit increase in sales. The brand is now sold in over 13,000 retail outlets in the U.S. and as a result of its broad distribution in mass retail outlets, is the number one value cosmetic brand in Canada and Puerto Rico. Net sales of the Naturistics cosmetics brand decreased in 2003 due to the elimination of the line by certain retail customers. The product mix within the Naturistics cosmetics brand has been repositioned in order to facilitate the introduction of a sub-brand of lip gloss items called Miss Kiss.

The over-the-counter Pharmaceutical segment of the business generated net sales in 2003 of $75.5 million, an increase of 13.0% compared to net sales of $66.8 million in 2002. The increase is primarily due to volume growth in the Orajel brand and increased sales of the Dermarest brand of psoriasis and eczema treatments. Orajel, the core brand of the Pharmaceutical segment continues its leadership position in the oral analgesics category with a 27.9% share of market for the year, as reported by Information Resources, Inc. In addition, the dermarest brand expanded its leadership position in the over-the-counter psoriasis/eczema treatment category with over a 30% share of market for the year as reported by Information Resources, Inc.

Cost of goods sold for fiscal year 2003 was $185.8 million or 48.1% of net sales, compared to $171.3 million or 48.9% of net sales in fiscal 2002. The improvement in margin is primarily related to increased efficiencies in plant operations, a reduction in the provision for slow moving inventory, and an improvement in the recovery back to inventory of returned merchandise.

Selling and administrative expenses were $161.6 million in 2003, or 41.9% of net sales compared to $146.0, or 41.6% of net sales in 2002. The increase in selling and administrative expenses as a percentage of net sales in 2003 is principally due to an increase of approximately $10.0 million in advertising expenses and display costs primarily in support of the core Sally Hansen franchise and the new Healing Beauty product line. Also included in selling and administrative expenses for fiscal 2003 are recoveries of $744.0 thousand related to the favorable settlement of fully reserved accounts receivable in connection with the fiscal 2002 K-Mart Chapter XI bankruptcy filing.

On May 30, 2003, the Company announced a formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and severance benefits due under the union contract resulting from the plant closure, charges of $2.0 million ($1.3 million after-tax, or $0.13 per basic share) for severance costs and related benefits for approximately 370 union and non-union employees associated with this transfer were recorded in fiscal 2003. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. The Company estimates that an additional $71.0 thousand will be incurred during the first six months of fiscal 2004 for severance costs and related benefits. Of the $2.1 million of the total severance costs and related benefits, approximately $1.8 million will be paid during the first six months of 2004. The move to North Carolina will consolidate the Company's principal manufacturing operation with its principal distribution facility and result in expected improvement in operating efficiencies and reduced manufacturing expenses. It is expected that the relocation will be completed by April 2004.

Net interest expense of $3.9 million in fiscal year 2003 decreased approximately $0.5 million from fiscal year 2002. Average borrowing levels for fiscal 2003 increased by approximately $5.7 million, resulting in an increase in interest costs of approximately $0.3 million. This increase was more than offset by lower interest costs of approximately $0.8 million due to a reduction of approximately 132 basis points on average borrowings in fiscal 2003.

Other income (net) in fiscal year 2003 was $338 thousand, an improvement of $743 thousand compared to other expense (net) in fiscal year 2002, principally due to gains on foreign exchange transactions.

The Company's effective annual tax rate for 2003 was 38.1% compared to 36.9% for 2002. The higher effective tax rate in 2003 compared to 2002 is primarily attributable to the recording of a lower foreign tax credit benefit, an increase in the amount of permanent non-deductible expenses and the increased effect of such non-deductible expenses on taxable income for 2003.

Net earnings for the year 2003 were $20.4 million, or $2.11 per basic share. The results for 2003 include after-tax charges of $1.3 million, or $0.13 per basic share related to severance costs associated with the relocation of the Company's principal manufacturing operations from Farmingdale, N.Y. to Rocky Point, North Carolina. Net earnings for the year 2002 were $19.5 million, or $2.05 per basic share. The earnings for 2002 include an after-tax gain of $1.5 million, or $0.16 per basic share, related to the sale in February 2002 of vacant land in Farmingdale, N.Y.

The Company believes that general inflation has had no significant impact on its earnings from operations during the last three years.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net sales were $350.7 million and $304.6 million for 2002 and 2001, respectively, an increase of $46.1 million or 15.1%. Net sales for 2001 include a reclassification to conform with current year presentation in accordance with EITF Issue No. 01-9. On January 1, 2002, the Company adopted EITF Issue No. 01-9 (previously Issue Nos. 00-14 and 00-25). As a result, certain sales incentives historically included in selling and administrative expenses have been reclassified as reductions to net sales. Cosmetic net sales were $283.9 million and $239.2 million for 2002 and 2001, respectively, an increase of $44.7 million or 18.7%. The increase is due primarily to volume growth in the Sally Hansen family of brands. According to ACNielsen, the Sally Hansen brand remains the number one brand in the mass market nail care category and finished the year with a 14% increase in retail sales, while the brand continues as the leader in the mass market nail color category with a 31% share of market. The N.Y.C. New York Color brand of cosmetics achieved a 33% increase in retail sales according to ACNielsen. Pharmaceutical net sales were $66.8 million and $65.4 million for 2002 and 2001, respectively, an increase of $1.4 million or 2.1%. The increase is primarily due to the Gentle Naturals line of baby care products and DiabetAid, a new line of products including mouth rinse, lotions, creams and tablets to meet the health care needs of people with diabetes. Increased Pharmaceutical sales in 2002 compared to 2001 were partially reduced by higher promotional costs in 2002 compared to 2001 and the reclassification of these promotional costs as a reduction from revenue in accordance with EITF Issue No. 01-9. While the Orajel brand sales only had a slight increase over prior year due to a reduction of inventory levels by wholesalers and retailers, the brand increased its leadership position in the oral analgesics category with a 27.7% share of market for the year as reported by Information Resources, Inc.

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

In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement related to empty drums coming to the Site in 1977 and 1978. In the third quarter of 2001, the Company recorded an estimate of $550 thousand in selling and administrative expenses based on information received from the EPA as to its potential liability for the past remediation activities. In October 2001, the Company became a member of a Joint Defense Group ("the JDG"). In the second quarter of 2002, the EPA and the JDG agreed in principle to the amounts of payments required to settle past and future liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with regard to the Site. Pursuant to an agreement among JDG members as to how to allocate such payment amounts, the Company recorded, in the second quarter of 2002, an additional estimate of $785 thousand in selling and administrative expenses. During the third quarter of 2002, a trust was established with the intention of entering into a Consent Decree with the United States and the State of New York to settle all claims by the United States and the State of New York for past and future response costs and future actions at the Site. In September 2002, the Company paid $1,332 thousand into a trust account which was held in escrow, together with payments by the other members of the JDG, for the eventual settlement with the EPA of the Company's potential liability under CERCLA. During the third quarter of 2002, the Company also paid into the same trust account an additional $18 thousand for the eventual settlement of the Company's potential liability for natural resource damages ("NRD") claims, which also are expected to be settled in the Consent Decree. The charge of $785 thousand ($495 thousand after-tax) reduced basic earnings per share by $0.05 for the year 2002. During the second quarter of 2003, the United States, the State of New York, and the Federal District Court approved the aforementioned Consent Decree.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Cash and cash equivalents increased $1.6 million during fiscal 2003, to $2.1 million at December 31, 2003, primarily from $8.7 million provided by operating activities, $12.5 million provided by borrowings under a mortgage on the North Carolina facility, and $12.0 million provided by the revolving credit agreement. Of the funds provided by operating and financing activities, approximately $10.5 million was used to finance the North Carolina expansion project, $8.0 million was used to reduce a portion of the outstanding principal balance on the senior notes, $7.7 million was used for manufacturing machinery and equipment, $3.9 million was used to refinance the previously outstanding mortgage on the North Carolina property and $1.4 million was used to acquire shares of the Company's common stock from employees upon their tendering of such shares to pay for stock options being exercised.

OPERATING ACTIVITIES

Net cash provided by operating activities in fiscal year 2003 was $8.7 million due primarily to net earnings before depreciation and amortization of $28.6 million and an increase in accounts payable of $10.8 million. These increases in net cash provided by operating activities were partially offset by increases in accounts receivable of $23.6 million and increases in inventories of $10.9 million. The increases in accounts payable and inventories are due to the timing of purchases of raw materials and components to support projected sales levels. The increase in accounts receivable is due to the timing of shipments during the fourth quarter of 2003.

Net cash provided by operating activities in fiscal year 2002 was $13.8 million due primarily to net earnings before depreciation and amortization of $27.1 million and an increase in accounts payable of $10.8 million. These increases in net cash provided by operating activities were partially offset by the higher inventories of $17.2 million. The increases in accounts payable and inventories are due to the timing of purchases of raw materials and components to support projected sales levels.

Net cash provided by operating activities in fiscal year 2001 was $26.1 million due primarily to net earnings before depreciation and amortization of $18.3 million and an increase in accrued liabilities of $5.5 million primarily attributable to increased advertising and promotional costs.

INVESTING ACTIVITIES

Net cash used in investing activities in fiscal year 2003, 2002 and 2001 was $18.0 million, $6.1 million and $5.5 million, respectively. In fiscal year 2003, approximately $10.5 million was used for capital spending related to the expansion of the North Carolina facility and $7.7 million for capital spending related to manufacturing machinery and equipment. The Company anticipates capital spending related to manufacturing machinery and equipment to approximate $9.5 million in fiscal year 2004. In fiscal year 2002, approximately $9.1 million was used for capital spending related to manufacturing machinery and equipment and approximately $2.9 million was provided by the sale of land. In connection with this sale an option was granted to the buyer for the remaining
8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5.0 million and cannot be exercised before December 1, 2004 or after December 1, 2005. In fiscal year 2001, approximately $5.5 million was used for capital spending related to manufacturing machinery and equipment.

FINANCING ACTIVITIES

In May 2003, the Company made a principal payment of $8.0 million under the senior notes reducing the outstanding principal balance to $24.0 million at December 31, 2003. Of the outstanding principal $8.0 million is due on May 31, 2004 and $16.0 million is due on May 31, 2005. The senior notes are unsecured, carry an interest rate 9.5%, and include covenants which provide among other things for the maintenance of financial ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures. On March 12, 2004, the Company obtained a commitment from the lender under the senior notes to extend the maturity of the notes to April 2011, revise the principal payment schedule to have principal payments of $6.0 million begin in April 2008 and continue annually in April of each year through April 2011, reduce the interest rate and reduce or eliminate certain restrictive covenants. The Company anticipates that the formal agreement will be executed before April 15, 2004.

The Company has a revolving credit agreement with three banks which provides credit of $45.0 million of which $34.0 million was outstanding at December 31, 2003. Under the terms of the agreement which expires on March 26, 2005, interest rates on outstanding borrowings are based on, at the Company's option, LIBOR or prime rates. The weighted-average interest rate for 2003 was 3.1% compared to 4.1% in 2002. The agreement contains covenants which provide, among other things, for the maintenance of financial ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures. The agreement is unsecured and no compensating balances are required. The Company is negotiating with the lenders under the revolving credit agreement to extend the expiration date of the $45.0 million revolving credit agreement, reduce the interest rate and reduce or eliminate certain restrictive covenants. The Company anticipates that the formal agreement will be executed before April 15, 2004.

At December 31, 2002, the Company had an outstanding balance of $4.0 million under a five-year mortgage on the land and buildings in North Carolina. In March 2003, the Company refinanced the then outstanding balance on the existing five year mortgage of $3.9 million with a seven year $12.5 million combination mortgage and construction loan facility. The mortgage and construction loan facility was used to provide construction funding as funds were expended during the building expansion project in North Carolina. The outstanding mortgage of $12.5 million at December 31, 2003 includes an interest rate based on LIBOR plus 1.75%, which totaled 2.87%, monthly principal payments beginning April 15, 2004 based on a 20 year amortization schedule, a balloon payment due in March 2010, and terms that provide for the maintenance of certain financial ratios.

The Company does not use any off-balance sheet financing arrangements.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

In order to aggregate all contractual obligations as of December 31, 2003, the Company has included the following table:

                                                                    PAYMENTS DUE BY PERIOD
                                                                           ($000)

                                                      LESS        1 - 2       2 - 3        3 - 5      AFTER 5
                                         TOTAL       1 YEAR       YEARS       YEARS        YEARS       YEARS
                                       --------    --------     --------     --------    --------    --------
Long-term debt                         $ 37,694    $  8,647     $ 18,011     $    859    $  1,793    $  8,384
Revolving credit agreement               34,000        --         34,000         --          --          --
Capital leases                              439         113          120          128          78        --
Operating leases                         32,648       3,370        3,136        2,943       5,478      17,721
                                       --------    --------     --------     --------    --------    --------
Total contractual obligations (a)      $104,781    $ 12,130     $ 55,267     $  3,930    $  7,349    $ 26,105
                                       ========    ========     ========     ========    ========    ========

(a) The Company expects to contribute approximately $6.0 million in fiscal year 2004 to fund its pension plans. These expected pension contributions are not included in the above table. For further information regarding pension contributions, see Note 7(a) of the Notes to Consolidated Financial Statements.

FUTURE CAPITAL REQUIREMENTS

The Company's near-term cash requirements are primarily related to the funding of operations, capital expenditures and interest obligations on outstanding debt. The Company believes that cash flows from operating activities, cash on hand and amounts available from the credit facility will be sufficient to enable the Company to meet its anticipated cash requirements for 2004. However, there can be no assurance that the combination of cash flow from future operations, cash on hand and amounts available from the credit facility will be sufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for its products or reduced sales, such developments, if significant, would reduce the Company's cash flow from operations and could adversely affect the Company's ability to achieve certain financial covenants under the senior note and revolving credit agreements. If the Company is unable to satisfy such financial covenants, the Company could be required to adopt one or more alternatives, such as reducing or delaying certain operating expenditures and/or delaying capital expenditures.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Effective January 1, 2002 the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF Issue No. 01-9 requires that sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction be recorded as a reduction from revenue. In addition, EITF Issue No. 01-9 requires that unless specific criteria are met, consideration from a vendor to a retailer be recorded as a reduction from revenue, as opposed to a selling expense. In accordance with EITF Issue No. 01-09, costs of $39.6, $35.3 and $28.1 million were recorded as a reduction of net sales for the years ended December 31, 2003, 2002 and 2001, respectively. In 2001, these costs were included in selling and administrative expenses and have been reclassified to conform with the current year presentation.


PROMOTIONAL ALLOWANCES AND CO-OPERATIVE ADVERTISING

The Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These sales incentives offered voluntarily by the Company to customers, without charge, that can be used in or that are exercisable by a customer as a result of a single exchange transaction, are recorded as a reduction of net sales at the later of the sale or the offer, and primarily allow customers to take deductions against amounts owed to the Company for product purchases. The Company also has co-operative advertising arrangements with retail customers to reimburse them for all or a portion of their advertising of the Company's products. The estimated liabilities for these co-operative advertising arrangements are recorded as advertising expense as incurred, or in the period the related revenue is recognized, depending on the terms of the arrangement, and included in selling and administrative expenses, since the Company receives an identifiable benefit from retail customers for an amount equal to or less than the fair value of such advertising cost. These arrangements primarily allow retail customers to take deductions against amounts owed to the Company for product purchases. The Company regularly reviews and revises the estimated accruals for these promotional allowance and co-operative advertising programs. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.

ACCOUNTS RECEIVABLE

In estimating the collectibility of our trade receivables, the Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, lower credit ratings or bankruptcy. The Company also reviews the related aging of past due receivables in assessing the realization of these receivables. The allowance for doubtful accounts is determined based on the best information available to us on specific accounts and is also developed by using percentages applied to certain receivables.


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

Goodwill must be tested annually for impairment at the reporting unit level. The Company's reporting units are its Cosmetic and Pharmaceutical segments. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. The annual testing performed as of January 1, 2003, indicated that there was no impairment to goodwill.

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

PENSION BENEFITS

The Company sponsors pension and other retirement plans in various forms covering all eligible employees. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines and in conjunction with its actuarial consultants. In addition, the actuarial valuation incorporates subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by the Company may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 was subject to significant interpretation by the FASB, and was revised and reissued in December 2003 ("FIN No. 46R"). FIN No. 46R states that if an entity has a controlling financial interest in a variable interest entity, the assets, the liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 and FIN No. 46R are applicable for all entities that are considered special purpose entities ("SPE") by the end of the first reporting period ending after December 15, 2003. The provisions of FIN No. 46R are applicable to all other types of entities for reporting periods ending after March 15, 2004. The adoption of FIN No. 46 and FIN No. 46R did not have any impact on the Company's 2003 consolidated financial statements, as the Company does not have any SPE's. The Company is in the process of assessing the applicability of all other types of entities but does not expect that the adoption of the other provisions that are applicable in 2004 will have an impact on the Company's consolidated financial statements.

On April 22, 2003, the Financial Accounting Standards Board ("FASB") determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft and final statement in 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

ITEM 7A - MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in the Company's market risk sensitive instruments is the potential loss arising from material adverse changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISK

The Company's borrowings at December 31, 2003 under the revolving credit agreement expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The Company believes that a hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $108,000 for the year ended December 31, 2003.

FOREIGN EXCHANGE RISK

The Company is subject to risk from changes in the foreign exchange rate for its foreign subsidiaries which use a foreign currency as their functional currency and is translated into U.S. dollars. Such changes result in cumulative translation adjustments which are included in shareholders' equity and in the determination of other comprehensive income (loss). Intercompany transactions between the Company and its foreign subsidiaries are recorded by the foreign subsidiaries in their functional currency. The potential translation and transaction loss resulting from a hypothetical 10% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.2 million at December 31, 2003.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends, certain risks, uncertainties and other factors that could cause actual results to differ materially from any future results implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: delays in introducing new products or failure of consumers to accept new products; actions by competitors which may result in mergers, technology improvement or new product introductions; the dependence on certain national chain drug stores, food stores and mass merchandiser relationships due to the concentration of sales generated by such chains; changes in fashion-oriented color cosmetic trends; the effect on sales of lower retailer inventory targets; the effect on sales of political and/or economic conditions; the Company's estimates of costs and benefits, cash flow from operations and capital expenditures; interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments including the Company's qualitative and quantitative estimates as to market risk sensitive instruments; changes in product mix to products which are less profitable; shipment delays; depletion of inventory and increased production costs resulting from disruptions of operations at any of our manufacturing or distribution facilities; foreign currency fluctuations affecting our results of operations and the value of our foreign assets and liabilities; the relative prices at which we sell our products and our foreign competitors sell their products in the same market; our operating and manufacturing costs outside of the United States; changes in the laws, regulations and policies, including changes in accounting standards, that effect, or will effect, us in the United States and/or abroad; and trends in the general economy. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Without limitation, use of the following words is intended to identify forward-looking statements: "may," "will," "should," "expect," "anticipate," "look forward to," "estimate," "indications," "intend," "plan," "momentum," or "continue" or the negative thereof or other variations thereon.


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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) The information required with respect to Directors is set forth under the captions "Election of Directors - Information Concerning Directors" and the information required with respect to compliance with section 16(a) of the Exchange Act is set forth under the caption "Security Ownership of Certain Beneficial Owners - Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

(b) The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and Financial Reporting Officer, or persons performing similar functions. A copy of the Company's Code of Ethics is filed as Exhibit 14.1 hereto.

(c) The executive officers of the Company, the positions held by them, their ages and the years in which they began to serve in the position or office held as of December 31, 2003 are as follows:


                                                                                         YEAR IN
                                                                                        WHICH BEGAN
                                                                                        TO SERVE IN
                                                                                       POSITION OR AS
NAME                         POSITION                                        AGE      EXECUTIVE OFFICER
----------------------       ------------------------------------------      ---      -----------------
Dan K. Wassong               Chairman, President and
                             Chief Executive Officer, Director                73           1969

Charles J. Hinkaty           Vice President, President of
                             Del Pharmaceuticals, Inc., Director              54           1985

Enzo J. Vialardi             Executive Vice President,
                             Chief Financial Officer                          67           1998

William H. McMenemy          Executive Vice President of Marketing
                             Cosmetics Division, North America                57           1980

Harvey P. Alstodt            Executive Vice President of Sales
                             Cosmetics Division, North America                64           1988

Timothy A. Hogan, Jr.        Executive Vice President, Global Operations      63           2002

Gene L. Wexler               Vice President, General Counsel
                             and Secretary                                    48           1999

Thomas Redder                Vice President, Chief Information Officer        56           1996

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Election of Directors - Information Concerning Directors" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is set forth under the caption "Independent Auditors" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) Documents filed as part of this report:

   (1) and (2) See Consolidated Financial Statements and Schedule included herein.

   (3) Exhibit Index.

b) The Company filed a Form 8-K with the SEC, dated October 29, 2003 to report under Item 12 of that Form that a press release was issued on October 28, 2003 announcing earnings for the three and nine months ended September 30, 2003. A copy of the press release was filed as an exhibit to the Form 8-K.

The Company filed a Form 8-K with the SEC, dated November 21, 2003 to report under Item 9 of that Form that a press release was issued on November 20, 2003 announcing that a 5% stock dividend was declared. A copy of the press release was filed as an exhibit to the Form 8-K.

The Company filed a Form 8-K with the SEC, dated February 26, 2004 to report under Item 12 of that Form that a press release was issued on February 25, 2004 announcing earnings for the three and twelve months ended December 31, 2003. A copy of the press release was filed as an exhibit to the Form 8-K.

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

                            3.3    (c)   Certificate of Amendment of the Restated Certificate of Incorporation filed with the
                                         Delaware Secretary of State on June 3, 1998.

                            3.4    (a)   By-Laws as amended through December 14, 1995.

Material                   10.1    (d)   Employee Pension Plan, effective January 1, 1997 (amended and
Contracts                                restated).

                           10.2    (g)   Amendment No. 1 to Employee Pension Plan.

                           10.3          Amendment No. 2 to Employee Pension Plan.

                           10.4    (d)   Employee Stock Ownership Plan, effective January 1, 1997 (amended and restated).

                           10.5    (g)   Amendment No. 1 to Employee Stock Ownership Plan.

                           10.6          Amendment No. 2 to Employee Stock Ownership Plan.

                           10.7          Amendment No. 3 to Employee Stock Ownership Plan.

                           10.8    (d)   401(k) Plan effective January 1, 1997 (amended and restated).

                           10.9    (g)   Amendment No. 1 to 401(k) Plan.

                           10.10   (g)   Amendment No. 2 to 401(k) Plan.

                           10.11         Amendment No. 3 to 401(k) Plan.

                           10.12   (g)   Amended and Restated Supplemental Executive Retirement Plan.

                           10.13   (g)   1994 Stock Plan, as amended and restated on May 23, 2002.

                           10.14   (e)   Annual Incentive Plan, as amended as of May 27, 1999.

                           10.15   (c)   Amended and Restated Employment Agreement dated as of July 1, 1999 between the Registrant and Dan K. Wassong.

                           10.16   (g)   Amendment dated April 22, 2002 to Dan K. Wassong Employment Agreement.






ITEM TITLE                 EXHIBIT NO.                           DESCRIPTION
----------                 -----------                           -----------

                          10.17   (g)   Employment Agreement dated April 1, 2002 with Charles J. Hinkaty.

                          10.18   (d)   Employment Agreement with Harvey P. Alstodt, dated April 1, 2001.

                          10.19   (g)   Amendment dated June 1, 2002 to Harvey P. Alstodt Employment
                                        Agreement.

                          10.20   (d)   Employment Agreement with William H. McMenemy, dated April 1, 2001.

                          10.21   (d)   Amendment to Employment Agreement with William H. McMenemy, dated September 7, 2001.

                          10.22         Employment Agreement With Enzo J. Vialardi, dated April 1, 2003.

                          10.23   (d)   Change in Control Agreement with Harvey P. Alstodt, dated April 16, 2001.

                          10.24   (d)   Change in Control Agreement with William H. McMenemy, dated
                                        April 16, 2001.

                          10.25   (g)   Change in Control Agreement with Charles J. Hinkaty, dated April 16, 2002.

                          10.26         Change in Control Agreement with Enzo J. Vialardi, dated April 1, 2003.

                          10.27   (f)   Life Insurance Agreement, dated as of February 18, 1993.

                          10.28   (d)   Amended and Restated Loan Agreement dated as of March 26, 2002 among the Registrant, as borrower, Del Pharmaceuticals, Inc. ("DPI"),
                                        Parfums Schiaparelli, Inc. ("Parfums"), Royce & Rader, Inc. ("Royce") and
                                        565 Broad Hollow Realty Corp. ("565"), as guarantors, and JP Morgan
                                        Chase, as agent for the lenders.

                          10.29   (d)   Amended and Restated Loan Agreement dated as of March 26, 2002 among the Registrant,
                                        DPI, Parfums, Royce, 565 and Jackson National Life Insurance Company.

Code of Ethics             14.1         Code of Ethics





ITEM TITLE             EXHIBIT NO.                  DESCRIPTION
----------             -----------                  -----------

Subsidiaries of            21.1         List of Subsidiaries.
Registrant

Consents of Experts        23.1         Consent of KPMG LLP dated March 12, 2004.
and Counsel

Additional Exhibits        31.1         Certification of Chief Executive Officer

                           31.2         Certification of Chief Financial Officer

                           32.1         Certification of Chief Executive Officer
                                        Pursuant to 18 U.S.C. Section 1350

                           32.2         Certification of Chief Financial Officer
                                        Pursuant to 18 U.S.C. Section 1350



(a) These exhibits were filed as exhibits to the Registrants Form 10-K for the year ended December 31, 1995 as follows: Restated Certificate, Exhibit 1; and By-Laws, Exhibit 2.

(b) This exhibit was filed as Exhibit 1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996.

(c) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1999, as follows: 3.3 above was filed as
      Exhibit 3.3 and 10.15 above was filed as Exhibit 10.14 to the 1999 10-K.

(d) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 2001, as follows: Exhibits 10.4, 10.8, 10.18, 10.20, 10.21, 10.23, 10.24, 10.28 and 10.29 above were filed, respectively, as Exhibits 10.2, 10.3, 10.16, 10.17, 10.18, 10.20, 10.21,
      10.24 and 10.25 to the 2001 10-K.

(e) This exhibit was filed as Exhibit B to the Registrant's Definitive Proxy Statement dated May 27, 1999, relating to the Registrant's 1999 Annual Meeting of Stockholders.

(f) This exhibit was filed as Exhibit 9 to the Registrant's Form 10-K for the year ended December 31, 1993.

(g) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 2002, as follows: Exhibits 10.2, 10.5, 10.9, 10.10, 10.12, 10.13, 10.16, 10.17, 10.19 and 10.25 above were filed, respectively, as Exhibits 10.2, 10.4, 10.6, 10.7, 10.8, 10.9, 10.12,
      10.13, 10.15 and 10.21 to the 2002 10-K.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DEL LABORATORIES, INC.
      (Registrant)

      By /s/ DAN K. WASSONG                                    March 12, 2004
      -----------------------------------------------------
      Dan K. Wassong, Chairman, President
      and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      By /s/ DAN K. WASSONG                                    March 12, 2004
      -----------------------------------------------------
      Dan K. Wassong, Chairman, President and
      Chief Executive Officer (Principal Executive Officer)

      By /s/ CHARLES J. HINKATY                                March 12, 2004
      -----------------------------------------------------
      Charles J. Hinkaty,
      Director, Vice President

      By /s/ MARTIN E. REVSON                                  March 12, 2004
      -----------------------------------------------------
      Martin E. Revson, Director

      By /s/ ROBERT A. KAVESH                                  March 12, 2004
      -----------------------------------------------------
      Robert A. Kavesh, Director

      By /s/ STEVEN KOTLER                                     March 12, 2004
      -----------------------------------------------------
      Steven Kotler, Director

      By /s/ MARCELLA MAXWELL                                  March 12, 2004
      -----------------------------------------------------
      Marcella Maxwell, Director

      By /s/ ENZO J. VIALARDI                                  March 12, 2004
      -----------------------------------------------------
      Enzo J. Vialardi, Executive Vice President,
      Chief Financial Officer

      By /s/ PETER LOMBARDO                                    March 12, 2004
      -----------------------------------------------------
      Peter Lombardo, Vice President,
      Controller

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                                  and Schedule




   Independent Auditors' Report                                           F-2


   Financial Statements:

        Consolidated Balance Sheets as of December 31, 2003 and 2002.     F-3

        Consolidated Statements of Earnings for the years ended
        December 31, 2003, 2002 and 2001.                                 F-4

        Consolidated Statements of Shareholders' Equity for the years
        ended December 31, 2003, 2002 and 2001.                           F-5

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2003, 2002 and 2001.                                 F-6


        Notes to Consolidated Financial Statements.                       F-7

   Financial Statement Schedule:


     II       Valuation and Qualifying Accounts for the years ended
              December 31, 2003, 2002 and 2001.                          F-35



   All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          Independent Auditors' Report


              The Board of Directors and Shareholders
              Del Laboratories, Inc.:


              We have audited the accompanying consolidated balance sheets of Del Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Laboratories, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    /s/ KPMG LLP
                                                    ------------
              Melville, New York
              February 24, 2004,
              except as to  note 6
              which is as of March 12, 2004

                                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                    December 31, 2003 and December 31, 2002


      ASSETS                                                          2003               2002
                                                                  -------------    -------------

Current assets:
      Cash and cash equivalents                                   $   2,112,993    $     500,953
      Accounts receivable, less allowance for doubtful accounts
        of $4,390,971 in 2003 and $4,962,351 in 2002                 75,130,274       51,080,170
      Inventories                                                    92,518,239       79,912,957
      Income taxes receivable                                              --          1,319,326
      Deferred income taxes                                           8,041,527        7,933,362
      Prepaid expenses and other current assets                       2,671,041        2,980,976
                                                                  -------------    -------------
                  Total current assets                              180,474,074      143,727,744
                                                                  -------------    -------------

Property, plant and equipment, at cost                               81,250,307       62,477,682
Less accumulated depreciation and amortization                      (31,976,378)     (25,043,601)
                                                                  -------------    -------------
      Net property, plant and equipment                              49,273,929       37,434,081

Intangibles arising from acquisitions, net                            7,760,980        8,379,610
Goodwill                                                              6,281,777        6,281,777
Other assets                                                         13,261,870       10,139,139
Deferred income taxes                                                 6,158,908        5,019,337
                                                                  -------------    -------------

                  Total assets                                    $ 263,211,538    $ 210,981,688
                                                                  =============    =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                           $   8,759,759    $   8,395,929
      Accounts payable                                               43,871,750       32,396,863
      Accrued liabilities                                            25,022,499       21,699,293
      Income taxes payable                                              307,470             --
                                                                  -------------    -------------

                  Total current liabilities                          77,961,478       62,492,085

Long-term pension liability, less current portion                     9,767,453       10,656,343
Deferred income taxes                                                 5,205,313        4,347,509
Deferred liability                                                    1,333,590             --
Long-term debt, less current portion                                 63,372,979       50,587,548
                                                                  -------------    -------------

                  Total liabilities                                 157,640,813      128,083,485
                                                                  -------------    -------------

Shareholders' equity:
      Preferred stock $.01 par value, authorized
        1,000,000 shares; no shares issued                                 --               --
      Common stock $1 par value, authorized
        20,000,000 shares; issued 10,000,000 shares                  10,000,000       10,000,000
      Additional paid-in capital                                      8,822,705        5,393,282
      Accumulated other comprehensive loss                           (2,593,805)      (4,278,351)
      Retained earnings                                              95,309,193       86,232,280
                                                                  -------------    -------------

                                                                    111,538,093       97,347,211

      Less:  Treasury stock at cost, 289,308 shares
             in 2003 and 872,261 shares in 2002                      (5,325,118)     (13,666,758)
             Receivables for stock options exercised                   (642,250)        (782,250)
                                                                  -------------    -------------
                  Total shareholders' equity                        105,570,725       82,898,203
                                                                  -------------    -------------

                  Total liabilities and shareholders' equity      $ 263,211,538    $ 210,981,688
                                                                  =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  Years ended December 31, 2003, 2002 and 2001



                                                  2003              2002             2001
                                              -------------    -------------    -------------

Net sales                                     $ 385,953,035    $ 350,667,475    $ 304,626,160

Cost of goods sold                              185,772,330      171,345,644      146,648,074
Selling and administrative expenses             161,643,938      146,028,011      134,571,146
Severance expenses (note 10)                      2,033,381             --               --
                                              -------------    -------------    -------------

     Operating income                            36,503,386       33,293,820       23,406,940

Other income (expense):
     Gain on sale of land                              --          2,428,425             --
     Interest expense, net                       (3,943,445)      (4,402,315)      (6,779,171)
     Other income (expense), net                    338,381         (404,949)        (466,200)
                                              -------------    -------------    -------------


Earnings before income taxes                     32,898,322       30,914,981       16,161,569
Income taxes                                     12,524,258       11,412,034        6,364,587
                                              -------------    -------------    -------------
     Net earnings                             $  20,374,064    $  19,502,947    $   9,796,982
                                              =============    =============    =============

Earnings per common share:
     Basic                                    $        2.11    $        2.05    $        1.05
                                              =============    =============    =============
     Diluted                                  $        2.02    $        1.97    $        1.04
                                              =============    =============    =============

Weighted average common shares outstanding:
     Basic                                        9,646,837        9,499,706        9,303,494
                                              =============    =============    =============
     Diluted                                     10,098,487        9,903,347        9,452,084
                                              =============    =============    =============








               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 2003, 2002 and 2001

                                                              Additional    Accumulated Other
                                              Common           Paid-In       Comprehensive      Retained         Treasury
                                               Stock           Capital       Income (Loss)      Earnings           Stock
                                           -------------   -------------    -------------    -------------    -------------
Balances at December 31, 2000             $  10,000,000   $        --      $  (1,258,571)   $  74,086,264    $ (26,296,754)
Transactions arising from stock
       option exercises:
     Income tax benefit                            --           602,046             --               --               --
     Issuance of treasury stock
      (268,582 shares)                             --          (602,046)            --           (766,929)       3,043,271
     Acquisition of treasury stock
      (181,834 shares)                             --              --               --               --         (2,294,412)
Issuance of treasury stock for ESOP
  stock contributions
  (46,468 shares)                                  --            35,186             --            (57,228)         522,042
Repayment of receivables                           --              --               --               --               --
Stock dividend                                     --           799,959             --         (6,067,650)       5,267,691
Net earnings                                       --              --               --          9,796,982             --
Foreign currency translation
   adjustment                                      --              --           (516,639)            --               --
Minimum pension liability
   adjustment, net of tax                          --              --           (475,115)            --               --
   Total comprehensive income                      --              --               --               --               --
                                          -------------   -------------    -------------    -------------    -------------
Balances at December 31, 2001                10,000,000         835,145       (2,250,325)      76,991,439      (19,758,162)
Transactions arising from stock
   option exercises:
     Income tax benefit                            --         2,575,483             --               --               --
     Issuance of treasury stock
     (638,616 shares)                              --        (1,514,005)            --               --          8,129,489
     Acquisition of treasury stock
    (439,297 shares)                               --              --               --               --         (9,103,532)
Issuance of treasury stock for ESOP
  stock contributions
  (18,793 shares)                                  --            34,764             --               --            265,236
Repayment of receivables                           --              --               --               --               --
Stock dividend                                     --         3,461,895             --        (10,262,106)       6,800,211
Net earnings                                       --              --               --         19,502,947             --
Foreign currency translation
  adjustment                                       --              --            103,303             --               --
Minimum pension liability
   adjustment, net of tax                          --              --         (2,131,329)            --               --
   Total comprehensive income                      --              --               --               --               --
                                          -------------   -------------    -------------    -------------    -------------
Balances at December 31, 2002                10,000,000       5,393,282       (4,278,351)      86,232,280      (13,666,758)
Transactions arising from stock
         option exercises:
     Income tax benefit                            --         1,472,052             --               --               --
     Issuance of treasury stock
        (434,223 shares)                           --          (889,813)            --               --          6,728,855
     Acquisition of treasury
        stock (321,261 shares)                     --              --               --               --         (7,137,203)
Issuance of treasury stock for ESOP                --
  stock contributions
  (12,991 shares)                                  --            72,252             --               --            227,769
Repayment of receivables                           --              --               --               --               --
Stock dividend                                     --         2,774,932             --        (11,297,151)       8,522,219
Net earnings                                       --              --               --         20,374,064             --
Foreign currency translation adjustment            --              --          2,093,430             --               --
Minimum pension liability
  adjustment, net of tax                           --              --           (408,884)            --               --
   Total comprehensive income                      --              --               --               --               --
                                          -------------   -------------    -------------    -------------    -------------
Balances at December 31, 2003             $  10,000,000   $   8,822,705    $  (2,593,805)   $  95,309,193    $  (5,325,118)
                                          =============   =============    =============    =============    =============




                                         Receivables For
                                         Stock Options     Shareholders'
                                           Exercised           Equity
                                         ---------------  -----------------

Balances at December 31, 2000             $  (1,088,250)   $  55,442,689
Transactions arising from stock
       option exercises:
     Income tax benefit                            --            602,046
     Issuance of treasury stock
      (268,582 shares)                             --          1,674,296
     Acquisition of treasury stock
      (181,834 shares)                             --         (2,294,412)
Issuance of treasury stock for ESOP
  stock contributions
  (46,468 shares)                                  --            500,000
Repayment of receivables                        153,000          153,000
Stock dividend                                     --               --
Net earnings                                       --               --
Foreign currency translation
   adjustment                                      --               --
Minimum pension liability
   adjustment, net of tax                          --               --
   Total comprehensive income                      --          8,805,228
                                          -------------    -------------
Balances at December 31, 2001                  (935,250)      64,882,847
Transactions arising from stock
   option exercises:
     Income tax benefit                            --          2,575,483
     Issuance of treasury stock
     (638,616 shares)                              --          6,615,484
     Acquisition of treasury stock
    (439,297 shares)                               --         (9,103,532)
Issuance of treasury stock for ESOP
  stock contributions
  (18,793 shares)                                  --            300,000
Repayment of receivables                        153,000          153,000
Stock dividend                                     --               --
Net earnings                                       --               --
Foreign currency translation
  adjustment                                       --               --
Minimum pension liability
   adjustment, net of tax                          --               --
   Total comprehensive income                      --         17,474,921
                                          -------------    -------------
Balances at December 31, 2002                  (782,250)      82,898,203
Transactions arising from stock
         option exercises:
     Income tax benefit                            --          1,472,052
     Issuance of treasury stock
        (434,223 shares)                           --          5,839,042
     Acquisition of treasury
        stock (321,261 shares)                     --         (7,137,203)
Issuance of treasury stock for ESOP
  stock contributions
  (12,991 shares)                                  --            300,021
Repayment of receivables                       140,000           140,000
Stock dividend                                     --               --
Net earnings                                       --               --
Foreign currency translation adjustment            --               --
Minimum pension liability
  adjustment, net of tax                           --               --
   Total comprehensive income                      --         22,058,610
                                          -------------    -------------
Balances at December 31, 2003             $    (642,250)   $ 105,570,725
                                          =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2003, 2002 and 2001


                                                                     2003             2002            2001
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
Net earnings                                                      $ 20,374,064    $ 19,502,947    $  9,796,982
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                        8,256,734       7,577,216       8,504,377
Deferred income taxes                                                  (98,195)        336,734      (3,581,074)
Provision for doubtful accounts                                        302,215       1,041,604       4,057,092
Gain on sale of land                                                      --        (2,428,425)           --
Other non-cash operating items                                         140,000         128,134        (572,546)
Changes in operating assets and liabilities:
        Accounts receivable                                        (23,626,932)       (882,270)      4,767,771
        Inventories                                                (10,880,181)    (17,157,054)     (4,439,908)
        Prepaid expenses and other current assets                       85,939        (678,458)      1,022,026
        Other assets and pension liability                          (4,628,986)       (235,446)     (3,674,972)
        Accounts payable                                            10,841,624      10,791,467         535,175
        Accrued liabilities                                          3,257,170      (1,324,936)      5,463,722
        Deferred liability                                           1,465,027            --              --
        Income taxes receivable / payable                            3,251,351      (2,873,083)      4,272,049
                                                                  ------------    ------------    ------------

          Net cash provided by operating activities                  8,739,830      13,798,430      26,150,694
                                                                  ------------    ------------    ------------

Cash flows provided by (used in) investing activities:
        Net proceeds from sales of land and facility                   235,000       2,940,291          12,882
        Intangible assets acquired                                     (60,000)           --              --
        Property, plant and equipment additions                    (18,199,720)     (9,078,213)     (5,551,577)
                                                                  ------------    ------------    ------------

          Net cash used in investing activities                    (18,024,720)     (6,137,922)     (5,538,695)
                                                                  ------------    ------------    ------------

Cash flows provided by (used in) financing activities:
        Principal borrowings (payments) under revolving credit
           agreement, net                                           12,000,000      (3,000,000)    (16,000,000)
        Principal payments under mortgages                            (124,057)       (357,631)       (218,022)
        Principal payment under senior notes                        (8,000,000)     (4,000,000)     (4,000,000)
        Repayment of mortgage                                       (3,863,190)           --              --
        Borrowings under mortgage and construction loan             12,480,000            --              --
        Payment of capital lease obligations                          (104,070)           --              --
        Repayments on receivables for stock options exercised             --            13,000          13,000
        Proceeds from the exercise of stock options                    117,181         129,421            --
        Acquisition of treasury stock                               (1,415,342)     (2,617,471)       (620,114)
                                                                  ------------    ------------    ------------

            Net cash provided by (used in) financing activities     11,090,522      (9,832,681)    (20,825,136)
                                                                  ------------    ------------    ------------

Effect of exchange rate changes on cash                               (193,592)        (14,425)         (9,439)
                                                                  ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                 1,612,040      (2,186,598)       (222,576)

Cash and cash equivalents at beginning of year                         500,953       2,687,551       2,910,127
                                                                  ------------    ------------    ------------

Cash and cash equivalents at end of year                          $  2,112,993    $    500,953    $  2,687,551
                                                                  ============    ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

              DESCRIPTION OF BUSINESS
              -----------------------

              Del Laboratories, Inc. and subsidiaries (the Company) is a manufacturer and distributor of cosmetic and proprietary pharmaceutical products. The principal products in the cosmetics segment are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The principal products in the pharmaceutical segment are of a proprietary nature and range from oral analgesics to acne treatment products and first aid products.

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

              REVENUE RECOGNITION
              -------------------

              The Company sells its products to chain drug stores, mass volume retailers, supermarkets and wholesalers and overseas distributors. Sales of such products are principally denominated in U.S. dollars and sales in Canada are denominated in Canadian dollars. The Company's accounts receivable reflect the granting of credit to these customers. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns. The Company does not bill customers for shipping and handling costs and, accordingly, classifies such costs as selling and administrative expense. Revenues are recognized and discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less returns, various promotional allowances and trade discounts and allowances. The Company allows customers to return their unsold products when they meet certain criteria as outlined in the Company's sales policies. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon actual return rates by product and planned product discontinuances. The Company records estimated reserves for future sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products which are recorded as inventories are valued based on estimated realizable value. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from estimates if factors such as economic conditions, customer inventory levels or competitive conditions differ from expectations.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


              Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer". ETIF Issue No. 01-9, requires that sales incentives offered voluntarily by a vendor, without charge, to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction be recorded as a reduction from revenue. Previously, these items were included in selling and administrative expenses. In addition, EITF Issue No. 01-9 requires that unless specific criteria are met, consideration from a vendor to a retailer be recorded as a reduction from revenue, as opposed to a selling expense. In accordance with EITF Issue No. 01-9, costs of $39,612,565, $35,320,217 and $28,052,879 were recorded as a reduction of net sales for the years ended December 31, 2003, 2002 and 2001, respectively. In 2001, these costs were included in selling and administrative expenses and have been reclassified to conform with this presentation.

              CASH AND CASH EQUIVALENTS
              -------------------------

              The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, cash equivalents were $5,344 and $76,306, respectively.

              INVENTORIES
              -----------

              Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories were as follows:
                                            2003                  2002
                                            ----                  ----

                  Raw materials          $40,586,347           $35,941,512
                  Work in process          4,856,207             3,878,087
                  Finished goods          47,075,685            40,093,358
                                          ----------            ----------
                                         $92,518,239           $79,912,957
                                         ===========           ===========



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

               Building, building improvements
                  and leasehold improvements                    10 to 50 years
               Machinery and equipment                           3 to 15 years
               Furniture and fixtures                            3 to 10 years

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


              ADVERTISING COSTS AND PROMOTIONAL ALLOWANCES
              --------------------------------------------

              The Company advertises on television, radio and in magazines. Additionally, the Company has various co-operative advertising programs with retailers. Advertising costs are expensed in the year incurred. Advertising expenses, including co-operative advertising programs, were $37,659,329, $30,756,104 and $30,455,913 in 2003, 2002 and 2001, respectively. The Company also has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These sales incentives offered voluntarily by the Company to customers, without charge, that can be used in or that are exercisable by a customer as a result of a single exchange transaction, are recorded as a reduction of net sales at the later of the sale or the offer, and primarily allow customers to take deductions against amounts owed to the Company for product purchases. The Company also has co-operative advertising arrangements with retail customers to reimburse them for all or a portion of their advertising of the Company's products. The estimated liabilities for these co-operative advertising arrangements are recorded as advertising expense as incurred, or in the period the related revenue is recognized, depending on the terms of the arrangement, and included in selling and administrative expenses, since the Company receives an identifiable benefit from retail customers for an amount equal to or less than the fair value of such advertising cost. These arrangements primarily allow retail customers to take deductions against amounts owed to the Company for product purchases. The Company regularly reviews and revises the estimated accruals for these promotional allowance and co-operative advertising programs. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from the Company's expectations.

              RESEARCH AND DEVELOPMENT
              ------------------------

              The Company expended $7,815,687, $6,391,161 and $5,413,716 in
              2003, 2002 and 2001, respectively, for research and development relating to the development of new products, clinical and regulatory affairs, and quality control & assurance of the Company's product lines. All costs associated with research and development are expensed as incurred and included in selling and administrative expenses in the accompanying consolidated statements of earnings.

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

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

              STOCK DIVIDENDS
              ---------------

              On November 20, 2003, the Company's Board of Directors approved a 5% stock dividend. As a result, 462,998 shares of treasury stock were issued on December 29, 2003 to shareholders of record on December 1, 2003. Accordingly, all share and per share amounts have been adjusted to reflect the 5% stock dividend distributed December 29, 2003.

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

              STOCK OPTION PLANS
              ------------------

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



             YEAR ENDED DECEMBER 31:                               2003               2002               2001
             -----------------------                          -------------      -------------       -------------
             Net earnings, as reported                        $  20,374,064      $  19,502,947       $   9,796,982
             Deduct:  Total stock-based employee
               compensation expense determined under
               fair value based method for all awards,
               net of related tax effects                     $  (2,281,346)     $  (1,870,075)      $  (1,073,289)
                                                              -------------      -------------       -------------
             Pro forma net earnings                           $  18,092,718      $  17,632,872       $   8,723,693
                                                              =============      =============       =============
             Earnings per share:

                  Basic - as reported                         $        2.11      $        2.05       $        1.05
                                                              =============      =============       =============
                  Basic - pro forma                           $        1.87      $        1.86       $        0.94
                                                              =============      =============       =============

                  Diluted - as reported                       $        2.02      $        1.97       $        1.04
                                                              =============      =============       =============
                  Diluted - pro forma                         $        1.79      $        1.78       $        0.93
                                                              =============      =============       =============

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



              The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: dividend yields 0%, 0%, and 0%; expected lives of 5.0, 5.9, and 6.2 years; risk-free interest rates of 2.51%, 4.39%, and 4.92%; and expected volatility of 33.2%, 39.1%, and 48.8%. The weighted-average fair value of options granted during 2003, 2002 and 2001 were $7.65, $9.90, and $6.59, respectively.

              On April 22, 2003, the Financial Accounting Standards Board ("FASB") determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft and final statement in 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.


              IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              -----------------------------------------------------------
              DISPOSED OF
              -----------

              The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company bases its evaluation on such impairment indicators such as the nature of the assets, future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance.

              GOODWILL AND OTHER INTANGIBLE ASSETS
              ------------------------------------

              The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment at the reporting unit level. The Company's reporting units are its Cosmetic and Pharmaceutical segments. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. The annual testing performed as of January 1, 2003, indicated there was no impairment to goodwill.

              Additionally under SFAS No. 142, intangible assets with determinable lives, other than goodwill, must be amortized over their useful lives. The remaining useful lives of intangible assets are evaluated each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life is changed, the carrying amount of the intangible asset should be amortized prospectively over that revised remaining useful life.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


              USE OF ESTIMATES
              ----------------

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

              RECLASSIFICATIONS
              -----------------

              Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation.

              NEW ACCOUNTING PRONOUNCEMENTS
              -----------------------------

              In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 was subject to significant interpretation by the FASB, and was revised and reissued in December 2003 ("FIN No. 46R"). FIN No. 46R states that if an entity has a controlling financial interest in a variable interest entity, the assets, the liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 and FIN No. 46R are applicable for all entities that are considered special purpose entities ("SPE") by the end of the first reporting period ending after December 15, 2003. The provisions of FIN No. 46R are applicable to all other types of entities for reporting periods ending after March 15, 2004. The adoption of FIN No. 46 and FIN No. 46R did not have any impact on the Company's 2003 consolidated financial statements, as the Company does not have any SPE's. The Company is in the process of assessing the applicability of all other types of entities but does not expect that the adoption of the other provisions that are applicable in 2004 will have an impact on the Company's consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




             (2) SUPPLEMENTAL CASH FLOW INFORMATION

              The following is supplemental information relating to the consolidated statements of cash flows:

                                                           2003           2002            2001
                                                       ----------      -----------      ----------
              Cash paid for :
                Interest                               $3,969,595      $ 4,466,594      $7,741,517
                                                       ==========      ===========      ==========
                Income taxes                           $9,551,098      $14,068,067      $5,703,546
                                                       ==========      ===========      ==========

              Non-cash transactions:
                Income tax benefit arising from
                  stock options exercised              $1,472,052      $ 2,575,483      $  602,046
                                                       ==========      ===========      ==========
                Shares tendered by optionees to
                  exercise stock options               $5,721,865      $ 6,486,015      $1,674,296
                                                       ==========      ===========      ==========
                Issuance of treasury stock
                  for ESOP stock contributions(a)      $  300,021      $   300,000      $  500,000
                                                       ==========      ===========      ==========
                Equipment acquired under
                  capitalized leases                   $  543,087      $      --        $     --
                                                       ==========      ===========      ==========

                (a) The treasury stock issued includes $200,000 for settlement of contribution for the year 2000, and $300,000 for the year
                    2001.


           (3) PROPERTY, PLANT AND EQUIPMENT
               -----------------------------

            The components of property, plant and equipment, at cost, were as follows:

                                                                               2003                   2002
                                                                             -----------          -----------
           Land                                                              $ 1,919,346          $ 1,809,171
           Building, building improvements and leasehold improvements         21,260,525           19,952,181
           Machinery and equipment                                            39,115,315           31,732,963
           Furniture and fixtures                                              6,804,758            6,414,762
           Construction in progress                                           12,150,363            2,568,605
                                                                             -----------          -----------
                                                                             $81,250,307          $62,477,682
                                                                             ===========          ===========

              Depreciation expense for 2003, 2002 and 2001 was $7,578,104, $6,899,339 and $7,623,533, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




(4)      GOODWILL AND OTHER INTANGIBLES ARISING FROM ACQUISITIONS
         --------------------------------------------------------



              Goodwill represents the excess of the purchase prices paid for companies and product lines over amounts assigned to the fair value of the net tangible assets as well as purchased intellectual property rights and trademarks. Total goodwill is comprised of $3,519,638 for the cosmetic operating segment and $2,762,139 relates to the pharmaceutical operating segment. Based upon the Company's annual impairment test, goodwill of $6,281,777 is not impaired under the provisions of SFAS No. 142.

              The components of intangible assets arising from acquisitions were as follows:


                                                                  DECEMBER 31, 2003
                                                                  -----------------
                                                GROSS CARRYING        ACCUMULATED           NET BOOK
                                                    VALUE             AMORTIZATION            VALUE
                                                    -----             ------------            -----
             Intellectual property rights         $10,557,573         $ 3,006,043        $ 7,551,530
             Trademarks and other                   3,060,200           2,850,750            209,450
                                                  -----------         -----------        -----------

                                                  $13,617,773         $ 5,856,793        $ 7,760,980
                                                  ===========         ===========        ===========

                                                                    DECEMBER 31, 2002
                                                                    -----------------
                                                GROSS CARRYING        ACCUMULATED           NET BOOK
                                                    VALUE             AMORTIZATION            VALUE
                                                    -----             ------------            -----

             Intellectual property rights         $10,557,573         $ 2,478,163        $ 8,079,410
             Trademarks and other                   3,000,200           2,700,000            300,200
                                                  -----------         -----------        -----------

                                                  $13,557,773         $ 5,178,163        $ 8,379,610
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

              The remaining trademarks and other at December 31, 2003 are the Quencher trademarks acquired in 1984, the Healing Beauty trademark acquired in 2003, and the Miss Kiss domain name acquired in 2003 which are being amortized over 20 years.

              Amortization expense amounted to $678,630, $677,877 and $880,844 for 2003, 2002 and 2001, respectively. The estimated amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $680,879, $530,879, $530,879, $530,879 and $530,879,
              respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     (5)        INCOME TAXES
                ------------
     The components of income tax expense benefit were as follows:



        2003                         FEDERAL                 STATE                FOREIGN                 TOTAL
        ------------              ------------           ------------           ------------          ------------
        Current tax               $  9,785,609           $  1,375,689           $  1,461,155          $ 12,622,453
        Deferred tax                    21,863               (120,058)                  --                 (98,195)
                                  ------------           ------------           ------------          ------------
                                  $  9,807,472           $  1,255,631           $  1,461,155          $ 12,524,258
                                  ============           ============           ============          ============
        2002
        ------------
        Current tax               $  8,850,967           $    855,284           $  1,369,049          $ 11,075,300
        Deferred tax                   223,943                112,791                   --                 336,734
                                  ------------           ------------           ------------          ------------
                                  $  9,074,910           $    968,075           $  1,369,049          $ 11,412,034
                                  ============           ============           ============          ============
        2001
        ------------
        Current tax               $  8,016,707           $    492,938           $  1,436,016          $  9,945,661
        Deferred tax                (3,039,908)              (541,166)                  --              (3,581,074)
                                  ------------           ------------           ------------          ------------
                                  $  4,976,799           $    (48,228)          $  1,436,016          $  6,364,587
                                  ============           ============           ============          ============


     Total income tax expense differed from the statutory rate of 35% of earnings before income taxes, as a result of the following items:



                                                               2003               2002                2001
                                                               ----               ----                ----
     Tax provision at statutory rate                     $11,514,413        $10,820,244          $5,656,549
     Increase (decrease) in tax resulting from:
     State income taxes, net of Federal
        income tax benefit                                   816,160            629,249             (31,348)
     Amortization of intangibles                              52,500             52,500             123,540
     Officers' life insurance                                157,810             79,740             102,185
     Meals and entertainment                                 153,630            136,621             107,036
     Extraterritorial income exclusion                       (84,000)           (91,000)            (87,500)
     Change in the beginning of the year
        valuation allowance                                        -           (818,047)           (349,286)
     Foreign rate differential and benefit of
        foreign tax credit                                  (365,458)           188,372             379,679
     Other, net                                              279,203            414,355             463,732
                                                      ---------------    ---------------     ---------------
     Actual provision for income taxes                   $12,524,258        $11,412,034          $6,364,587
                                                      ===============    ===============     ===============


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For presentation purposes, certain of such tax assets and liabilities are shown net on the accompanying consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities as of December 31, were as follows:




                                                                                  2003                2002
                                                                                  ----                 ----
             Deferred tax assets:
                  Accounts receivable, principally
                       due to allowance for doubtful accounts                   $ 1,124,868          $ 1,134,878

                  Supplemental Executive Retirement Plan
                       (SERP), principally due to
                       accrual for financial statement purposes                   2,577,154            2,349,714

                  Inventory, principally due to reserve                           4,618,109            4,661,187

                  Pension accrual for financial reporting purposes
                       and other compensation benefits                            4,524,017            4,083,607

                  Tax credit carry forwards                                         110,145              305,020

                  Real estate lease allowance                                       393,169
                                                                                                               -

                  Other                                                             852,973              418,293
                                                                                 ----------           ----------

             Deferred tax assets                                                 14,200,435           12,952,699
                                                                                 ----------           ----------

             Deferred tax liabilities

                  Property, plant and equipment,
                       principally due to differences
                       in depreciation methods                                  (5,006,812)          (4,347,509)

                   Other                                                          (198,501)              --
                                                                                 ----------           ----------


             Deferred tax liabilities                                           (5,205,313)          (4,347,509)
                                                                                -----------          -----------

             Net deferred tax assets                                             $8,995,122           $8,605,190
                                                                                ===========          ===========



              At December 31, 2003 and 2002, deferred tax assets of $1,901,000 and $1,619,000, respectively, were recorded on the consolidated balance sheet relating to the additional minimum pension liability (note 7(a)). Such liability, net of the related deferred tax asset, was recorded as a component of accumulated other comprehensive loss, in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 130, "Reporting Comprehensive Income."

              A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. There was no valuation allowance as of December 31, 2003 or 2002 as the Company believes it is more likely than not that the net deferred tax assets will be realized.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

              (6) LONG-TERM DEBT
                  --------------
                   The components of long-term debt are as follows at December 31:


                                                                     2003                 2002
                                                                     ----                 ----

             9.5% senior notes                                   $ 24,000,000       $ 32,000,000
             Notes payable under revolving credit agreement        34,000,000         22,000,000
             Mortgages on land and building                        13,693,722          4,983,477
             Obligations under capital leases                         439,016                --
                                                                -------------       ------------
                                                                 $ 72,132,738       $ 58,983,477
             Less current portion                                   8,759,759          8,395,929
                                                                -------------       ------------
                                                                 $ 63,372,979       $ 50,587,548
                                                                =============       ============


              On March 26, 2002, the senior notes were amended and restated. The senior note holder executed a Release and Termination Agreement of the collateral liens granted in the previous amendment. The senior notes of which $24,000,000 was outstanding at December 31, 2003, require annual principal repayments of $8,000,000 on May 31, 2004 and $16,000,000 on May 31, 2005. The amended agreement is unsecured and includes covenants, which provide among other things for the maintenance of financial ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures. On March 12, 2004, the Company obtained a commitment from the lender under the senior notes to extend the maturity of the notes, revise the principal payment schedule to have principal payments of $6.0 million begin in April, 2008 and continue annually in April of each year through April, 2011, reduce the interest rate and reduce or eliminate certain restrictive covenants. It is expected that the revised agreement will be executed before April 15, 2004.

              On March 26, 2002, the Company amended and restated the revolving credit agreement entered into in December 1998 and amended on February 25, 2000. The amendment provides credit of $45,000,000 of which $34,000,000 was outstanding at December 31, 2003, and extends the expiration to March 26, 2005. Under the terms of the agreement, interest rates on borrowings are based on, at the Company's option, LIBOR or prime rates. The weighted-average interest rates for 2003 and 2002 were 3.1% and 4.1%, respectively. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The deferred financing fees associated with the March 26, 2002 amendment and the unamortized deferred financing fees related to the February 25, 2000 agreement are being amortized over the term of the new agreement. Covenants provide, among other things, for the maintenance of financial ratios relating to consolidated net worth, restrictions on cash dividends, the purchase of treasury stock and certain other expenditures. The agreement is unsecured and no compensating balances are required. The lenders executed a Release and Termination Agreement of the collateral liens granted in the previous amended February 25, 2000 revolving credit agreement.

              On March 21, 2003, the Company refinanced the mortgage on its property in North Carolina with a seven-year $12,480,000 combination mortgage and construction loan facility. Of this facility, $12,480,000 was drawn through December 31, 2003, of which $3,863,190 was used to pay the outstanding balance on the existing mortgage and $8,616,810 was used for funding of construction costs in connection with the expansion in North Carolina. The mortgage and construction loan facility provided construction funding as funds were expended during the facility expansion project. The mortgage includes an interest rate based on LIBOR plus 1.75%, which totaled 2.87% as of December 31, 2003, monthly principal payments beginning April 15, 2004 based on a 20 year amortization schedule, a balloon payment due in March 2010 and terms that provide for the maintenance of certain financial ratios.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


              On February 22, 2000, the Company purchased a manufacturing, warehousing and office facility in Barrie, Ontario for $1,828,000. The outstanding balance of this mortgage at December 31, 2003 is $1,213,722. The purchase was financed with a combination of a mortgage bridge loan and a five-year mortgage.

              The Company also leases certain equipment under long-term capital leases, some of which include options to purchase the equipment for a nominal cost at the termination of the lease.

              The aggregate maturities of long-term debt and minimum payments under capital lease obligations for each of the five years subsequent to December 31, 2003 and thereafter, are as follows:

                         2004                 $ 8,759,759
                         2005                  52,131,006
                         2006                     986,939
                         2007                     959,928
                         2008                     910,708
                      Thereafter                8,384,398
                                             ------------
                                             $ 72,132,738
                                             ============

              (7) EMPLOYEE RETIREMENT PLANS
                  -------------------------

                  (a)  PENSION PLANS
                       -------------
              The Company maintains two non-contributory defined benefit pension plans covering all U.S. eligible employees. The Del Non-Union Plan formula is based on years of service and the employee's compensation during the five years before retirement. The Del LaCross Union Plan formula is based on years of service. The LaCross Plan covers former employees of the Company's Newark, New Jersey facility which ceased operations during 2002. As a result of this closure, more than 20% of plan participants in the LaCross Plan were terminated, which resulted in a partial termination of the plan. Due to the partial termination of the plan, all affected participants became fully vested in their accrued benefits at their termination date. The Company made contributions to these plans of $2,742,770, $5,217,735 and $2,042,391 in 2003, 2002 and
              2001, respectively. Assets held by these plans consist of cash and cash equivalents, fixed income securities consisting of U.S. government and corporate bonds and common stocks. The Company also has a defined benefit supplemental executive retirement plan
              (SERP) for certain of its executives. The SERP is a non-qualified plan under the Internal Revenue Code. The assets in the SERP trust, which were $4,152,063 and $4,133,583 as of December 31, 2003 and 2002, respectively, are considered assets of the Company, not plan assets, and as such, are included in other assets on the accompanying consolidated balance sheets. The assets of the SERP, which consist of cash and cash equivalents, are held-to-maturity securities and, as such, are carried at cost plus accrued interest. The Company made no contributions during 2003 and 2002 to the SERP trust. A contribution of $1,450,000 was made in 2001.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


    Total pension expense for 2003, 2002 and 2001 amounted to $4,488,991, $3,473,671 and $2,488,178, respectively. The change in benefit obligation, change in plan assets and funded status as of December 31, 2003 and 2002 and components of net periodic cost for 2003, 2002 and 2001 of the Company's domestic plans are set forth in the following tables:


                                                                                 2003
                                                                                 ----

                                                               DEL NON-         DEL LACROSS
                                                              UNION PLAN        UNION PLAN        SERP
                                                              ------------    ------------    ------------
 Change in benefit obligation:
 Benefit obligation at the beginning of the year              $ 30,052,538    $  1,257,641    $  6,988,279
      Service cost                                               2,591,173             --           50,329
      Interest cost                                              2,056,268          82,520         413,800
      Actuarial loss (gain)                                      3,786,244          63,584        (268,869)
      Benefits paid                                             (1,009,228)        (88,403)        (15,289)
                                                              ------------    ------------    ------------
      Benefit obligation at the end of the year               $ 37,476,995    $  1,315,342    $  7,168,250
                                                              ------------    ------------    ------------

 Change in plan assets:
      Fair value of assets at the beginning of the year       $ 17,695,887    $  1,258,353    $       --
      Actual gain on plan assets                                 2,720,598           9,325            --
      Employer contributions                                     2,727,481            --            15,289
      Benefits paid                                             (1,009,228)        (88,403)        (15,289)
                                                              ------------    ------------    ------------
      Fair value of assets at the end of the year             $ 22,134,738    $  1,179,275    $       --
                                                              ------------    ------------    ------------

      Funded status                                           $(15,342,257)   $   (136,067)   $ (7,168,250)
      Unamortized prior service cost                               345,810            --           529,132
      Unrecognized net actuarial loss                           12,027,762         571,692         (54,228)
                                                              ------------    ------------    ------------
      Net amount recognized                                   $ (2,968,685)   $    435,625    $ (6,693,346)
                                                              ============    ============    ============

 Amounts recognized in the balance sheet consist of:
      Accrued liability                                       $ (7,708,176)   $   (136,067)   $ (7,138,318)
      Intangible asset (included in other long-term assets)        345,810            --           444,972
      Accumulated other comprehensive loss                       4,393,681         571,692            --
                                                              ------------    ------------    ------------
      Net amount recognized                                   $ (2,968,685)   $    435,625    $ (6,693,346)
                                                              ============    ============    ============

Accumulated benefit obligation:                               $ 29,842,914    $  1,315,342    $  7,138,318
                                                              ============    ============    ============






                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                                          2002
                                                                                          ----

                                                                     DEL NON-          DEL LACROSS
                                                                   UNION PLAN          UNION PLAN            SERP
                                                                  ------------        ------------        ------------

Change in benefit obligation:
Benefit obligation at the beginning of the year                   $ 22,842,997        $  1,188,676        $  6,604,492
    Service cost                                                     2,008,569              86,661              37,441
    Interest cost                                                    1,782,579                --               453,466
    Actuarial loss (gain)                                            4,234,510             143,724             (91,088)
    Benefits paid                                                     (979,919)           (161,420)            (16,032)
    Plan Amendments                                                    163,802                --                  --
                                                                  ------------        ------------        ------------
    Benefit obligation at the end of the year                     $ 30,052,538        $  1,257,641        $  6,988,279
                                                                  ------------        ------------        ------------

Change in plan assets:
    Fair value of assets at the beginning of the year             $ 14,931,149        $  1,159,821        $       --
    Actual gain (loss) on plan assets                               (1,098,291)            (98,803)               --
    Employer contributions                                           4,842,948             358,755              16,032
    Benefits paid                                                     (979,919)           (161,420)            (16,032)
                                                                  ------------        ------------        ------------
    Fair value of assets at the end of the year                   $ 17,695,887        $  1,258,353        $       --
                                                                  ------------        ------------        ------------

    Funded status                                                 $(12,356,651)       $        712        $ (6,988,279)
    Unrecognized transition asset                                       (1,937)               --                  --
    Unamortized prior service cost                                     395,879                --               805,813
    Unrecognized net actuarial loss                                 10,113,344             426,271             124,663
                                                                  ------------        ------------        ------------
    Net amount recognized                                         $ (1,849,365)       $    426,983        $ (6,057,803)
                                                                  ============        ============        ============

Amounts recognized in the balance sheet consist of:
    (Accrued) prepaid benefit (liability) asset                   $ (6,422,980)       $    426,983        $ (6,960,844)
    Intangible asset (included in other long-term assets)              395,879                --               805,813
    Accumulated other comprehensive loss                             4,177,736                --                97,228
                                                                  ------------        ------------        ------------
    Net amount recognized                                         $ (1,849,365)       $    426,983        $ (6,057,803)
                                                                  ============        ============        ============

Accumulated benefit obligation:                                   $ 24,118,867        $  1,257,641        $  6,960,844
                                                                  ============        ============        ============




                                                                                           2003
                                                                     -------------------------------------------------
                                                                      DEL NON-          DEL LACROSS
                                                                     UNION PLAN          UNION PLAN            SERP
                                                                     -----------         -----------       -----------
Components of net periodic cost:
    Service cost                                                     $ 2,591,173         $      --         $    50,329
    Interest cost                                                      2,056,268              82,520           413,800
    Expected return on plan assets                                    (1,577,122)           (103,043)             --
    Amortization of unrecognized transition asset                         (1,937)               --                --
    Recognized prior service cost                                         50,069                --             276,681
    Recognized net (gain) loss                                           728,350              11,881           (89,978)
                                                                     -----------         -----------       -----------
    Net periodic cost                                                $ 3,846,801         $    (8,642)      $   650,832
                                                                     ===========         ===========       ===========





                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                                                  2002
                                                                        ------------------------------------------------------

                                                                           DEL NON-          DEL LACROSS
                                                                          UNION PLAN         UNION PLAN             SERP
                                                                         -----------        -----------        -----------
    Components of net periodic cost:
        Service cost                                                     $ 2,008,569        $      --          $    37,441
        Interest cost                                                      1,782,579             86,661            453,466
        Expected return on plan assets                                    (1,352,233)          (105,654)              --
        Amortization of unrecognized transition (asset) obligation           (62,576)              --                 --
        Recognized prior service cost                                         50,069               --              276,684
        Recognized net (gain) loss                                           332,477                155            (33,967)
                                                                         -----------        -----------        -----------
        Net periodic cost                                                $ 2,758,885        $   (18,838)       $   733,624
                                                                         ===========        ===========        ===========




                                                                                                 2001
                                                                        ------------------------------------------------------
                                                                           DEL NON-          DEL LACROSS
                                                                          UNION PLAN         UNION PLAN             SERP
                                                                          ----------         ----------             ----
    Components of net periodic cost:
        Service cost                                                    $ 1,429,528        $    23,591        $    57,380
        Interest cost                                                     1,516,455             83,232            451,747
        Expected return on plan assets                                   (1,307,742)           (72,958)              --
        Amortization of unrecognized transition asset                       (62,576)            12,388               --
        Recognized prior service cost                                        35,269              4,432            276,684
        Recognized net (gain) loss                                             --                4,286            (20,198)
        Curtailment                                                            --               56,660               --
                                                                        -----------        -----------        -----------
        Net periodic cost                                               $ 1,610,934        $   111,631        $   765,613
                                                                        ===========        ===========        ===========



    The weighted-average actuarial assumptions used to determine net periodic costs for the years ended December 31, 2003, 2002 and 2001, respectively, were:

                                                                             2003               2002                2001
                                                                             ----               ----                ----

    Discount rate                                                           6.75%               7.25%              7.75%
    Rate of compensation increase                                           4.50%               4.50%              4.50%
    Expected long-term rate of return on plan assets                        8.50%               8.50%              9.00%



    The expected long-term return on assets was developed using the Building Block Method covered under the Actuarial Standard of Practice No. 27. Under this approach, the weighted average return is developed based on applying historical average total returns by asset class to the plan's current asset allocation. The calculation of the weighted average expected long-term rate of return uses the 50-year historical market performance over the period from 1953 - 2002. The 50-year period was selected as a reasonable estimate of the runout period of expected future benefit payments.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


              The weighted-average actuarial assumptions used to determine benefit obligations at December 31, 2003, 2002 and 2001, respectively, were:

                                                    2003       2002      2001
                                                    ----       ----      ----

              Discount rate                         6.25%      6.75%     7.25%
              Rate of compensation increase         4.50%      4.50%     4.50%

              PLAN ASSETS
              -----------

              The Company's Investment Committee has adopted an investment policy designed to meet or exceed the assumption for the expected rate of return on plan assets of the Employees' Pension Plan. The Company retains an investment advisor to assist the Company in selecting and evaluating the performance of professional investment managers that invest the plan assets in equity and fixed income securities. The investments are generally well-diversified to avoid undue exposure to any single economic or industry sector, or individual security. The Company has advised the investment managers that investment of plan assets in derivatives or in the common stock of Del Laboratories, Inc. is prohibited. All assets have a readily ascertainable market value and are readily marketable. Equity investments are listed on the New York, American or principal regional exchanges or traded on the over-the-counter market with the requirement that such investments have adequate market liquidity.

              The Company has established target ranges for the investment of the Employees' Pension Plan assets of 55% for equities and 45% for fixed income securities. Within the equity securities asset class, the investment policy provides for investments in a wide range of publicly-traded securities encompassing large, mid-size, and small capitalization stocks. The mix of equity securities allocates approximately 70% to value style investing and approximately 30% to growth style investing. Within the fixed income portfolio, the investment policy provides for investments in a wide range of publicly-traded debt securities consisting of investment grade, liquid securities such as certificates of deposit, commercial paper, U.S. Treasury bills and other Treasury obligations, government agency paper, and high quality, short-term corporate securities that do not exceed a two-year maturity.

              The Company temporarily established a policy of investing 100% of the assets of the LaCross pension plan in fixed income securities. This policy was developed since no new participants would be joining the plan and all existing plan participants are former employees of the Newark, New Jersey manufacturing facility, which was closed in 2002. The Company is in the process of re-defining the long-term investment strategy for the plan assets in order to develop returns consistent with future benefit obligations.

              The Company's pension plan weighted-average asset allocations were approximately as follows:

                                                      2003
                                   ------------------------------------------

                                    DEL NON-       DEL LACROSS
                                   UNION PLAN      UNION PLAN       SERP
                                   ----------      ----------       ----

           Asset Category
                Equity Securities     51%              0%             0%
                Debt securities       29%              0%             0%
                US Government          9%              0%             0%
                 Obligations
                Other                 11%            100%           100%
                                   ------------   ------------  -------------

                Total                 100%           100%           100%
                                   ============   ============  ==============

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




                                                             2002
                                         ---------------------------------------

                                          DEL NON-       DEL LACROSS
                                         UNION PLAN       UNION PLAN      SERP
                                         ----------       ----------      ----
             Asset Category
                  Equity Securities         30%               0%            0%
                  Debt securities           14%               0%            0%
                  US Government             23%               0%            0%
                   Obligations
                  Other                     33%             100%          100%
                                         -----------     ------------  ---------

                  Total                    100%             100%          100%
                                         ===========      ===========  =========



              The forementioned equity securities for 2003 and 2002, do not include any Del Laboratories, Inc. stock.


              CASH FLOW
              ---------

              The Company expects to contribute approximately $5,215,000 and $808,000, to its Non-Union Plan and SERP respectively, in 2004. It is anticipated that no contribution will be made to the LaCross Plan.

              Minimum pension liabilities for the underfunded Del Non-Union Plan and SERP are included in the long-term pension liability on the accompanying consolidated balance sheets. The minimum pension liability of $5,756,155 and $5,476,656 at December 31, 2003 and December 31, 2002, respectively, has been recorded with a corresponding amount of an intangible asset of $790,782 and $1,201,692 and accumulated other comprehensive losses of $4,965,373 and $4,274,964 at December 31, 2003 and December 31,
              2002, respectively. The accumulated other comprehensive losses are net of deferred income taxes of $1,901,000 and $1,619,006 at December 31, 2003 and 2002, respectively. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions and experienced gains or losses.

              The Company contributes to a multi-employer pension plan for the benefit of its union employees. This plan is a defined benefit plan based on years of service and the costs recognized for 2003, 2002 and 2001 were approximately $371,000, $447,000 and $439,000, respectively.

              The Company maintains a defined contribution plan for the benefit of its Canadian employees. The costs recognized for 2003, 2002 and 2001 were approximately $84,000, $57,000 and $59,000 in U.S.
              dollars, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

              (b) EMPLOYEE STOCK OWNERSHIP PLAN
                  -----------------------------

              The Company has an employee stock ownership plan and related trust, covering substantially all full-time non-union employees. Under the terms of the plan, the Company may make contributions to the trust in cash, shares of Company stock or other property in amounts as may be determined by the Board of Directors. The Board of Directors authorized contributions of $300,000 for 2003, 2002 and 2001, respectively. On November 20, 2003, the Company funded its fiscal 2003 contribution of $300,000 to the Employee Stock Ownership Trust with 12,991 treasury shares (as restated for 5% stock dividend). As a result, an increase of $72,252 was recorded to additional paid-in capital representing the cost of treasury shares which were less than the market price on that date. On October 7, 2002, the Company funded its fiscal 2002 contribution of $300,000 to the Employee Stock Ownership Trust with 18,793 treasury shares (as restated for 5% stock dividend). As a result, an increase of $34,764 was recorded to additional paid-in capital representing the cost of treasury shares which were less than the market price on that date. On October 4, 2001, the Company funded its fiscal 2001 contribution of $300,000 to the Employee Stock Ownership Trust with 23,545 treasury shares (as restated for 5% stock dividend). As a result, an increase of $35,186 was recorded to additional paid-in capital representing the cost of treasury shares which were less than the market price on that date. At December 31, 2003, the trust held 541,534 shares of the Company's common stock.

              (c) EMPLOYEE 401(K) SAVINGS PLAN
                  ----------------------------

              The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation on the first day of the month following the date of hire and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company retains the right to make optional contributions for any plan year. Optional contributions were not made by the Company in 2003, 2002 and 2001.


              (8) SHAREHOLDERS' EQUITY
                  --------------------
              (a) STOCK OPTION PLANS
                  ------------------

              The 1994 Stock Plan, as amended (the 1994 Plan) provides for the granting of incentive and non-incentive options and other stock-based awards. A total of 4,147,535 shares have been authorized for issuance under the 1994 Plan. At December 31, 2003, non-incentive options have been the only awards issued under the 1994 Plan. The exercise price of options granted under the 1994 Plan shall not be less than the fair market value of the common stock at the date of the grant. The Compensation Committee of the Board of Directors (the Committee) determines the persons to whom options will be granted, the prices at which options may be exercised, the vesting period and whether the options will be incentive or non-incentive. Incentive options, if granted, are exercisable for a period of up to ten years from the date of the grant. The exercise price of the shares to be purchased shall be paid either in cash, delivery (i.e., surrender) of shares of common stock owned by the optionee at the time of exercise of the option, in installments payable in cash if permitted by the Committee or in any combination of the foregoing.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



              Shares received by an optionee upon exercise of a non-incentive option may not be sold or otherwise disposed of for a period (restricted period) determined by the Committee upon grant of the option, which, if the Committee elects to have a restricted period, shall be not less than six months or more than three years from the date of the exercise, during which period the Company is entitled, in the event the employment of the optionee with the Company terminates, to repurchase the shares at the exercise price. Following the restricted period, the Company shall have a right of first refusal to purchase the shares at fair market value. Shares issuable upon exercise of options granted to date under the 1994 Plan are subject to a six-month restricted period. At December 31, 2003, 1,392,705 of the 2,323,557 options outstanding were exercisable under the 1994 Plan, at a weighted-average exercise price of $14.74.

              The 1984 Stock Option Plan, as amended (the 1984 Plan), provided for the granting of incentive and non-incentive options to purchase shares of the Company's common stock at prices which are not less than the fair market value of the common stock at the dates of grant. Options are exercisable as determined by the Committee for a period up to ten years and one day from the date of grant. Incentive options granted to a 10% stockholder must be granted at 110% of fair market value and may be exercised up to five years from the date of grant. Payment of the exercise price of options may be made in the same manner as provided by the 1994 Plan, and shares issued upon exercise are subject to a restricted period similar to that provided under the 1994 Plan. At December 31, 2001, all options outstanding under the 1984 Plan were exercised at a weighted-average exercise price of $2.46. No further options will be granted or are outstanding under the 1984 Plan.

              Limited stock appreciation rights also may be granted under the 1994 Plan, which will be effective only upon a change in control of the Company (as defined). To date, no such appreciation rights were granted. These plans also accelerate the exercisability of all unexercised options or stock appreciation rights immediately in the event of a change in control of the Company.

              In 2003, the Company acquired 321,261 shares (adjusted for the 5% stock dividend) of its common stock from optionees in connection with stock option exercises for $7,137,203. The market value on the date of exercise of shares previously owned for more than six months used by optionees to pay for the exercise price was $5,721,865. Additionally, the market value of shares acquired from optionees to pay for income tax liabilities remitted to taxing authorities by the Company, amounted to $1,415,338. The market value of these acquisitions totaling $7,137,203 is reflected in the accompanying consolidated statement of shareholders' equity.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




     Shares outstanding, option prices and option transactions during the last three years, are summarized below:




                                                                  1994 STOCK OPTION PLAN
                                                                                 WEIGHTED-AVERAGE
                                                         SHARES                   EXERCISE PRICE
                                                         ------                   --------------
     Outstanding December 31, 2000                         2,095,228                 $ 12.59
           Granted                                           477,318                   10.75
           Exercised                                        (159,600)                   8.82
           Fortfeited                                         (8,450)                  10.03
                                                          ----------
     Outstanding December 31, 2001                         2,404,496                   12.48
           Granted                                           786,907                   20.16
           Exercised                                        (638,616)                  10.36
           Fortfeited                                        (29,839)                  15.01
                                                          ----------
     Outstanding December 31, 2002                         2,522,948                   15.38
           Granted                                           256,359                   22.18
           Exercised                                        (434,223)                  13.45
           Fortfeited                                        (21,527)                  13.20
                                                          ----------
     Outstanding December 31, 2003                         2,323,557                 $ 16.51
                                                          ==========



                                                                  1984 STOCK OPTION PLAN
                                                                                  WEIGHTED-AVERAGE
                                                         SHARES                    EXERCISE PRICE
                                                         ------                    --------------

     Outstanding December 31, 2000                           108,980                  $ 2.46
           Granted                                                 -                       -
           Exercised                                        (108,980)                   2.46
           Fortfeited                                             -                        -
                                                            --------
     Outstanding December 31, 2001                                -                        -
           Granted                                                -                        -
           Exercised                                              -                        -
           Fortfeited                                             -                        -
                                                            --------
     Outstanding December 31, 2002                                -                        -
           Granted                                                -                        -
           Exercised                                              -                        -
           Fortfeited                                             -                        -
                                                            --------
     Outstanding December 31, 2003                                -                      $ -
                                                            ========




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        The following table summarizes information about stock options at December 31, 2003:


                                          OUTSTANDING STOCK OPTIONS                   EXERCISABLE STOCK OPTIONS
                                          -------------------------                   -------------------------

                                                 WEIGHTED-       WEIGHTED-
                                                 REMAINING        AVERAGE                                WEIGHTED-
            RANGE OF                            CONTRACTUAL       EXERCISE                                AVERAGE
        EXERCISE PRICES             SHARES         LIFE           PRICE              SHARES           EXERCISE PRICE
        ---------------             ------         ----           --------           ------           --------------
      $ 6.00 to $10.00             455,187         6.13            $ 9.58             340,048              $ 9.64
      $10.01 to $15.00             557,549         5.81            $11.91             479,278              $11.44
      $15.01 to $20.00             557,026         5.62            $19.11             295,195              $18.80
      $20.01 to $25.00             753,795         5.11            $22.18             278,184              $22.34
                                ----------                                         ----------

      $ 6.00 to $25.00           2,323,557        5.60            $16.51            1,392,705             $14.74
                                ==========                                         ==========


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


        Pursuant to an amendment to this officer's employment agreement, the 1984 Loan, the 1988 Loan and the 1990 Loan were consolidated, effective as of July 1, 1999, with the aggregate principal balance to be repaid, with interest at the rate of 6.0% per annum, in annual amounts of $140,000 for each year during the period from 2000 through 2007 and a final payment of $82,250 on January 20, 2008, provided that each payment of interest and principal will be forgiven when due so long as the officer is then employed by, or then serves as a consultant to the Company and, provided further, that the Company may (but is not required to) forgive, during any year until 2007, in excess of $140,000 of principal. Whenever the Company forgives any principal or interest owed by the officer to the Company, the Company has agreed to pay to the officer such additional payment (a "Gross-Up Payment") in an amount such that, after payment by the officer of all Federal, state and local taxes and excise taxes if any, including any such taxes imposed on the Gross-Up Payment, the officer retains an amount of the Gross-Up Payment equal to such taxes imposed on the principal and interest forgiven. This loan, which is a full recourse loan, must be secured by collateral with a fair value of 110% of the unpaid principal. The loan balance at December 31, 2003 was $642,250 and was collateralized by 168,961 shares of the Company's common stock.

        The balance of the loan made to the officer is reflected as a reduction of shareholders' equity in the accompanying consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


              (9)  ACCRUED LIABILITIES
                   -------------------

              Accrued liabilities at December 31, 2003 and 2002 consisted of the following:


                                                                      2003         2002
                                                                  -----------   -----------
             Salaries, wages, commissions and employee benefits   $ 4,662,263   $ 6,591,321
             Pension liabilities, current portion                   5,215,108     2,727,481
             Interest                                                 410,938       374,760
             Advertising and promotion costs                        7,385,349     7,426,457
             Plant closure liabilities (note 10)                    1,714,487            --
             Other                                                  5,634,354     4,579,274
                                                                  -----------   -----------
                                                                  $25,022,499   $21,699,293
                                                                  ===========   ===========


              (10)   CLOSURE OF FARMINGDALE PLANT
                     ----------------------------
              On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $1,850,098 ($1,142,417 after-tax, or $0.12 per basic share) for severance costs and related benefits for approximately 370 union and non-union employees associated with this move was recorded in the second quarter of 2003. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. During the second half of 2003, charges of $183,283 ($113,175 after-tax, or $0.01 per basic share) were recorded for such earned severance benefits, net of adjustments of $58,862 to the initial accrual. Through December 31, 2003, $127,207 of relocation and other move related costs were expensed as incurred. The Company estimates that a total of approximately $92,000 (Cosmetic segment - $60,000; Pharmaceutical segment - $32,000), will be incurred for additional severance, relocation and other move related costs during the first six months of 2004. As of December 31, 2003, 186 union and non-union employees have been terminated and $318,894 in severance benefits were paid.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



           A summary of the activity in the accrual for the plant closure was as follows:

          Balance December 31, 2002    $      --

            Provision                    1,850,098
                                       -----------

          Balance June 30, 2003        $ 1,850,098
                                       -----------

            Provision                      133,684
            Payments                       (66,617)
            Adjustments                    (14,742)
                                       -----------

          Balance September 30, 2003   $ 1,902,423
                                       -----------

            Provision                      108,461
            Payments                      (252,277)
            Adjustments                    (44,120)
                                       -----------

          Balance December 31, 2003    $ 1,714,487
                                       ===========

              (11) EARNINGS PER SHARE
                   ------------------

              A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:

                                                               2003         2002          2001
                                                           -----------   -----------   -----------
       Net earnings (numerator)                            $20,374,064   $19,502,947   $ 9,796,982
                                                           -----------   -----------   -----------
       Weighted-average common shares
            (denominator for basic earnings per share)       9,646,837     9,499,706     9,303,494

       Effect of dilutive securities:
            Employee stock options                             451,650       403,641       148,590
                                                           -----------   -----------   -----------
       Weighted-average common and potential
            common shares outstanding
            (denominator for diluted earnings per share)    10,098,487     9,903,347     9,452,084
                                                           ===========   ===========   ===========

       Basic earnings per share                            $      2.11   $      2.05   $      1.05
                                                           ===========   ===========   ===========

       Diluted earnings per share                          $      2.02   $      1.97   $      1.04
                                                           ===========   ===========   ===========



              Employee stock options of 363,359, 520,571 and 1,309,557 shares for 2003, 2002 and 2001, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



              (12)   COMMITMENTS AND CONTINGENCIES
                     -----------------------------

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

              In September 2001, the Company received notice from the Environmental Protection Agency ("EPA") that it was, along with 81 others, a Potentially Responsible Party regarding a Superfund Site ("the Site") located in Glen Cove, New York. According to the notice received from the EPA, the Company's involvement related to empty drums coming to the Site in 1977 and 1978. In the third quarter of 2001, the Company recorded an estimate of $550,000 in selling and administrative expenses based on information received from the EPA as to its potential liability for the past remediation activities. In October 2001, the Company became a member of a Joint Defense Group ("the JDG"). In the second quarter of 2002, the EPA and the JDG agreed in principle to the amounts of payments required to settle past and future liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with regard to the Site. Pursuant to an agreement among JDG members as to how to allocate such payment amounts, the Company recorded, in the second quarter of 2002, an additional estimate of $785,000 in selling and administrative expenses. The charge of $785,000 had a negative impact of $0.05 per basic share on net earnings in the second quarter of 2002 and for the year ended December 31, 2002. During the third quarter of 2002, a trust was established with the intention of entering into a Consent Decree with the United States and the State of New York to settle all claims by the United States and the State of New York for past and future response costs and future actions at the Site. In September 2002, the Company paid $1,332,000 into a trust account which was held in escrow, together with payments by the other members of the JDG, for the eventual settlement with the EPA of the Company's potential liability under CERCLA. During the third quarter of 2002, the Company also paid into the same trust account $18,000 for the eventual settlement of the Company's potential liability for natural resource damages ("NRD") claims, which were also expected to be settled in the Consent Decree. During the second quarter of 2003, the United States, the State of New York and the Federal District court approved the aforementioned Consent Decree.

              The Company leases executive office space, furniture, data processing equipment, transportation equipment and warehouse space under terms of leases expiring through 2015. Rent expense under these operating leases aggregated approximately $5,525,398, $5,157,622 and $4,829,659 in 2003, 2002 and 2001, respectively.
              The Company's obligations under non-cancelable leases are summarized as follows:


                           2004                    $ 3,369,753
                           2005                      3,135,673
                           2006                      2,943,435
                           2007                      2,759,637
                           2008                      2,718,844
                           Thereafter               17,720,582
                                                  ------------
                                                  $ 32,647,924
                                                  ============

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



              Included in the accompanying consolidated balance sheet at December 31, 2003, is a deferred liability which represents deferred rent expense, as well as a payment received by the Company from a lessor at the lease inception, which will be recorded as a reduction of rent expense over the life of the lease. This liability resulted when the Company entered into a lease agreement for approximately 41,000 square feet of leased space in Uniondale, New York.




              (13)     FINANCIAL INSTRUMENTS
                       ---------------------

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

              The fair value of the senior notes exceeds the carrying value at December 31, 2003 by approximately $1,370,000. The fair value of the senior notes is based upon discounted cash flows using rates available to the Company for debt with similar terms and maturities. The Company continually evaluates the benefits of refinancing versus the related prepayment penalties. Because considerable judgement is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amount.



              (14)     SALE OF LAND
                       ------------

              On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3,335,000 which was reduced by $159,710 for closing costs. In addition, $235,000 of the sales price was paid by the purchaser on February 12, 2003. The land was included in property, plant and equipment at December 31, 2001, with a book value of $500,000. After transaction related costs of $406,575, the sale resulted in a gain of $2,428,425 ($1,532,337 after-tax, or $0.16 per basic share). In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company. The option is for a purchase price of no less than $5,000,000 and cannot be exercised before December 1, 2004 or after December 1, 2005.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




         (15)   COMPREHENSIVE INCOME (LOSS)
                ---------------------------

         The Company's items of other comprehensive income (loss) include a foreign currency translation adjustment and a minimum pension liability adjustment, net of the related tax effect. The components of accumulated other comprehensive loss at December 31, 2003, 2002, and 2001 are as follows:



                                                                ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                           FOREIGN                  MINIMUM
                                                          CURRENCY                  PENSION
                                                         TRANSLATION                LIABILITY
                                                          ADJUSTMENT               ADJUSTMENT             TOTAL
                                                         -----------              -----------         -----------
               Balance at December 31, 2000              $(1,209,401)             $   (49,170)        $(1,258,571)

               Foreign currency translation adjustment      (516,639)                    --              (516,639)

               Minimum pension liability adjustment,
                   net of taxes of $312,000                     --                   (475,115)           (475,115)
                                                         -----------              -----------         -----------

               Balance at December 31, 2001               (1,726,040)                (524,285)         (2,250,325)

               Foreign currency translation adjustment       103,303                     --               103,303

               Minimum pension liability adjustment,
                   net of taxes of $1,271,212                   --                 (2,131,329)         (2,131,329)
                                                         -----------              -----------         -----------

               Balance at December 31, 2002               (1,622,737)              (2,655,614)         (4,278,351)

               Foreign currency translation adjustment     2,093,430                     --             2,093,430

               Minimum pension liability adjustment,
                   net of taxes of $281,525                     --                   (408,884)           (408,884)
                                                         -----------              -----------         -----------

               Balance at December 31, 2003              $   470,693              $(3,064,498)        $(2,593,805)
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

                                                         2003             2002            2001
                                                     -------------   -------------    -------------
    Net sales
           Cosmetic                                  $ 310,407,035   $ 283,856,475    $ 239,183,160
           Pharmaceutical                               75,546,000      66,811,000       65,443,000
                                                     -------------   -------------    -------------
           Consolidated                              $ 385,953,035   $ 350,667,475    $ 304,626,160
                                                     -------------   -------------    -------------

    Operating income
           Cosmetic                                  $  24,580,386   $  23,542,820    $  12,001,940
           Pharmaceutical                               11,923,000       9,751,000       11,405,000
                                                     -------------   -------------    -------------
           Consolidated                              $  36,503,386   $  33,293,820    $  23,406,940
                                                     -------------   -------------    -------------

    Gain on sale of land                             $        --     $   2,428,425    $        --
                                                     -------------   -------------    -------------
    Interest expense, net                            $   3,943,445   $   4,402,315    $   6,779,171
                                                     -------------   -------------    -------------
    Other income (expense), net                      $     338,381   $    (404,949)   $    (466,200)
                                                     -------------   -------------    -------------
    Earnings before income taxes                     $  32,898,322   $  30,914,981    $  16,161,569
                                                     =============   =============    =============
    Identifiable assets
           Cosmetic                                  $ 191,031,176   $ 139,464,389    $ 126,058,623
           Pharmaceutical                               30,888,159      29,130,929       25,548,975
           Corporate (unallocated assets)               41,292,203      42,386,370       38,593,455
                                                     -------------   -------------    -------------
           Consolidated                              $ 263,211,538   $ 210,981,688    $ 190,201,053
                                                     =============   =============    =============
    Depreciation and amortization
           Cosmetic                                  $   7,851,409   $   7,228,837    $   7,990,549
           Pharmaceutical                                  405,325         348,379          513,828
                                                     -------------   -------------    -------------
           Consolidated                              $   8,256,734   $   7,577,216    $   8,504,377
                                                     =============   =============    =============
    Expenditures for property, plant and equipment
      and long-lived assets
           Cosmetic                                  $   1,897,287   $   1,909,838    $   1,747,751
           Pharmaceutical                                  567,610         503,928          357,454
           Corporate (unallocated assets)               15,794,823       6,664,447        3,446,372
                                                     -------------   -------------    -------------
           Consolidated                              $  18,259,720   $   9,078,213    $   5,551,577
                                                     =============   =============    =============


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

              Sales to one customer by the Cosmetic and Pharmaceutical segments combined were 25.6%, 25.4% and 23.1% of consolidated net sales for 2003, 2002 and 2001, respectively, and combined sales to another customer were 14.5%, 12.1% and 11.6% of consolidated net sales for 2003, 2002 and 2001, respectively.

              Three customers accounted for 47.9% and two customers accounted for 31.6% of the Company's accounts receivable at December 31, 2003 and 2002, respectively.

              Operating income for 2003 includes severance expense of $2,033,381. Of this amount, $1,321,698 was charged to the Cosmetic segment and $711,683 was charged to the Pharmaceutical segment.

              Operating income for 2003 includes a recovery of $744,485 related to the 2001 charge for the K-Mart Chapter XI bankruptcy filing. Of this amount, $610,485 was attributable to the Cosmetic segment and $134,000 was attributable to the Pharmaceutical segment.

              Operating income for 2002 and 2001, respectively, includes charges of $400,000 and $3,100,000 related to the K-Mart Chapter XI bankruptcy filing. Of this amount, $400,000 and $2,300,000 was charged to the Cosmetic segment in 2002 and 2001, respectively, and $800,000 was charged to the Pharmaceutical segment in 2001.


              (17)  UNAUDITED QUARTERLY FINANCIAL DATA
                    ----------------------------------

              The following is a summary of quarterly operating results:


                                                          YEAR ENDED DECEMBER 31, 2003
                                            -----------------------------------------------------
                                              FIRST         SECOND         THIRD        FOURTH
                                              QUARTER       QUARTER       QUARTER       QUARTER
                                            -----------   -----------   -----------   -----------
                Net sales                   $93,363,000   $97,976,000   $99,716,000   $94,898,000
                Cost of goods sold           45,658,000    47,170,000    49,017,000    43,927,000
                Net earnings                  4,325,000     4,940,000     4,651,000     6,458,000
                Earnings per common share
                               Basic        $      0.45   $      0.51   $      0.48   $      0.67
                                            ===========   ===========   ===========   ===========
                               Diluted      $      0.44   $      0.49   $      0.46   $      0.63
                                            ===========   ===========   ===========   ===========



                                                           YEAR ENDED DECEMBER 31, 2002
                                            -----------------------------------------------------
                                               FIRST         SECOND        THIRD         FOURTH
                                              QUARTER       QUARTER       QUARTER       QUARTER
                                            -----------   -----------   -----------   -----------
                Net sales                   $79,940,000   $93,262,000   $95,215,000   $82,251,000
                Cost of goods sold           37,377,000    44,979,000    48,024,000    40,966,000
                Net earnings                  4,948,000     4,589,000     5,096,000     4,870,000
                Earnings per common share
                               Basic        $      0.53   $      0.48   $      0.53   $      0.51
                                            ===========   ===========   ===========   ===========
                               Diluted      $      0.51   $      0.46   $      0.52   $      0.49
                                            ===========   ===========   ===========   ===========



              Earnings per share calculations for each of the quarters are based on weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.

                                   SCHEDULE II





                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2003, 2002 and 2001



                                                              ADDITIONS
                                             BALANCE AT       CHARGED TO                             BALANCE AT
                                             BEGINNING        COSTS AND                                 END
     DESCRIPTION                             OF PERIOD        EXPENSES (1)        DEDUCTIONS(2)      OF PERIOD
     -----------                            ----------        -----------          ---------         ----------
     Year ended December 31, 2001
          allowances for doubtful
          accounts                          $1,000,000         $4,057,092          $ 855,092         $4,202,000
                                            ==========         ==========          =========         ==========
     Year ended December 31, 2002
          allowances for doubtful
          accounts                          $4,202,000         $1,041,604          $ 281,253         $4,962,351
                                            ==========         ==========          =========         ==========
     Year ended December 31, 2003
          allowances for doubtful
          accounts                          $4,962,351         $  302,215          $ 873,595         $4,390,971
                                            ==========         ==========          =========         ==========


     (1) Additions charged to costs and expenses in the year ended December 31, 2002 and 2001 include $400,000 and $3,100,000, respectively, related to the K-Mart Chapter XI bankruptcy filing.

     (2) Uncollectible accounts written off and net recoveries. Included for the year ended December 31, 2003, is a recovery of $744,485 related to the K-Mart Chapter XI bankruptcy filing.


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

                            3.3    (c)   Certificate of Amendment of the Restated Certificate of Incorporation filed with the
                                         Delaware Secretary of State on June 3, 1998.

                            3.4    (a)   By-Laws as amended through December 14, 1995.

Material                   10.1    (d)   Employee Pension Plan, effective January 1, 1997 (amended and
Contracts                                restated).

                           10.2    (g)   Amendment No. 1 to Employee Pension Plan.

                           10.3          Amendment No. 2 to Employee Pension Plan.

                           10.4    (d)   Employee Stock Ownership Plan, effective January 1, 1997 (amended and restated).

                           10.5    (g)   Amendment No. 1 to Employee Stock Ownership Plan.

                           10.6          Amendment No. 2 to Employee Stock Ownership Plan.

                           10.7          Amendment No. 3 to Employee Stock Ownership Plan.

                           10.8    (d)   401(k) Plan effective January 1, 1997 (amended and restated).

                           10.9    (g)   Amendment No. 1 to 401(k) Plan.

                           10.10   (g)   Amendment No. 2 to 401(k) Plan.

                           10.11         Amendment No. 3 to 401(k) Plan.

                           10.12   (g)   Amended and Restated Supplemental Executive Retirement Plan.

                           10.13   (g)   1994 Stock Plan, as amended and restated on May 23, 2002.

                           10.14   (e)   Annual Incentive Plan, as amended as of May 27, 1999.

                           10.15   (c)   Amended and Restated Employment Agreement dated as of July 1, 1999 between the Registrant and Dan K. Wassong.

                           10.16   (g)   Amendment dated April 22, 2002 to Dan K. Wassong Employment Agreement.






ITEM TITLE                 EXHIBIT NO.                           DESCRIPTION
----------                 -----------                           -----------

                          10.17   (g)   Employment Agreement dated April 1, 2002 with Charles J. Hinkaty.

                          10.18   (d)   Employment Agreement with Harvey P. Alstodt, dated April 1, 2001.

                          10.19   (g)   Amendment dated June 1, 2002 to Harvey P. Alstodt Employment
                                        Agreement.

                          10.20   (d)   Employment Agreement with William H. McMenemy, dated April 1, 2001.

                          10.21   (d)   Amendment to Employment Agreement with William H. McMenemy, dated September 7, 2001.

                          10.22         Employment Agreement With Enzo J. Vialardi, dated April 1, 2003.

                          10.23   (d)   Change in Control Agreement with Harvey P. Alstodt, dated April 16, 2001.

                          10.24   (d)   Change in Control Agreement with William H. McMenemy, dated
                                        April 16, 2001.

                          10.25   (g)   Change in Control Agreement with Charles J. Hinkaty, dated April 16, 2002.

                          10.26         Change in Control Agreement with Enzo J. Vialardi, dated April 1, 2003.

                          10.27   (f)   Life Insurance Agreement, dated as of February 18, 1993.

                          10.28   (d)   Amended and Restated Loan Agreement dated as of March 26, 2002 among the Registrant, as borrower, Del Pharmaceuticals, Inc. ("DPI"),
                                        Parfums Schiaparelli, Inc. ("Parfums"), Royce & Rader, Inc. ("Royce") and
                                        565 Broad Hollow Realty Corp. ("565"), as guarantors, and JP Morgan
                                        Chase, as agent for the lenders.

                          10.29   (d)   Amended and Restated Loan Agreement dated as of March 26, 2002 among the Registrant,
                                        DPI, Parfums, Royce, 565 and Jackson National Life Insurance Company.

Code of Ethics             14.1         Code of Ethics





ITEM TITLE             EXHIBIT NO.                  DESCRIPTION
----------             -----------                  -----------

Subsidiaries of            21.1         List of Subsidiaries.
Registrant

Consents of Experts        23.1         Consent of KPMG LLP dated March 12, 2004.
and Counsel

Additional Exhibits        31.1         Certification of Chief Executive Officer

                           31.2         Certification of Chief Financial Officer

                           32.1         Certification of Chief Executive Officer
                                        Pursuant to 18 U.S.C. Section 1350

                           32.2         Certification of Chief Financial Officer
                                        Pursuant to 18 U.S.C. Section 1350



(a) These exhibits were filed as exhibits to the Registrants Form 10-K for the year ended December 31, 1995 as follows: Restated Certificate, Exhibit 1; and By-Laws, Exhibit 2.

(b) This exhibit was filed as Exhibit 1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996.

(c) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1999, as follows: 3.3 above was filed as
      Exhibit 3.3 and 10.15 above was filed as Exhibit 10.14 to the 1999 10-K.

(d) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 2001, as follows: Exhibits 10.4, 10.8, 10.18, 10.20, 10.21, 10.23, 10.24, 10.28 and 10.29 above were filed, respectively, as Exhibits 10.2, 10.3, 10.16, 10.17, 10.18, 10.20, 10.21,
      10.24 and 10.25 to the 2001 10-K.

(e) This exhibit was filed as Exhibit B to the Registrant's Definitive Proxy Statement dated May 27, 1999, relating to the Registrant's 1999 Annual Meeting of Stockholders.

(f) This exhibit was filed as Exhibit 9 to the Registrant's Form 10-K for the year ended December 31, 1993.

(g) These exhibits were filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 2002, as follows: Exhibits 10.2, 10.5, 10.9, 10.10, 10.12, 10.13, 10.16, 10.17, 10.19 and 10.25 above were filed, respectively, as Exhibits 10.2, 10.4, 10.6, 10.7, 10.8, 10.9, 10.12,
      10.13, 10.15 and 10.21 to the 2002 10-K.