Form 10-Q
period 2004-03-31
DEL LABORATORIES INC
filed 2004-05-10
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (MARK ONE)
       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     -----
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM        TO
                                               ------    ------

                           COMMISSION FILE NO. 1-5439

                             DEL LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     13-1953103
  --------------------------------                   -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification No.)

         178 EAB PLAZA, PO BOX 9357, UNIONDALE, NEW YORK  11553-9357
        ----------------------------------------          ----------
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

                                        YES  (X)   NO  (  )

        The number of shares of Common Stock, $1 par value, outstanding as of May 7, 2004 was 9,738,265.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES


                                      Index


  Part I.     FINANCIAL INFORMATION
                                                                           PAGE
  Item 1.     Financial Statements:

              Consolidated Balance Sheets as of
                  March 31, 2004 and December 31, 2003                       3

              Consolidated Statements of Earnings for the three
                  months ended March 31, 2004 and 2003                       4

              Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2004 and 2003                       5

              Notes to Consolidated Financial Statements                     6

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           13

  Item 4.     Controls and Procedures                                       20



  Part II.    OTHER INFORMATION

  Item 2.     Changes in Securities, Use of Proceeds and
                Issuer Purchases of Equity Securities                       21

  Item 5.     Other Information                                             21

  Item 6.     Exhibits and Reports on Form 8-K                              22


  SIGNATURES                                                                23


  All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
               (In thousands, except for share and per share data)


                                                                      March 31    December 31
                                                                        2004         2003
                                                                     ---------    ---------
                                                                    (UNAUDITED)
         ASSETS

Current assets:
         Cash and cash equivalents                                   $   1,393    $   2,113
         Accounts receivable, less allowance for doubtful accounts
            of $1,606 in 2004 and $4,391 in 2003                        71,255       75,130
         Inventories                                                   100,558       92,518
         Income taxes receivable                                           619         --
         Deferred income taxes                                           8,042        8,042
         Prepaid expenses and other current assets                       2,648        2,671
                                                                     ---------    ---------
                    Total current assets                               184,515      180,474

Property, plant and equipment, net                                      50,315       49,274
Intangibles arising from acquistions, net                                7,591        7,761
Goodwill                                                                 6,282        6,282
Other assets                                                            16,172       13,262
Deferred income taxes                                                    6,159        6,159
                                                                     ---------    ---------
                    Total assets                                     $ 271,034    $ 263,212
                                                                     =========    =========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                           $     977    $   8,760
         Accounts payable                                               43,031       43,872
         Accrued liabilities                                            26,485       25,023
         Income taxes payable                                             --            307
                                                                     ---------    ---------
                    Total current liabilities                           70,493       77,962

Long-term pension liability, less current portion                        9,767        9,767
Deferred income taxes                                                    5,205        5,205
Deferred liability                                                       1,362        1,334
Long-term debt, less current portion                                    77,906       63,373
                                                                     ---------    ---------
                    Total liabilities                                  164,733      157,641
                                                                     ---------    ---------

Shareholders' equity:
         Preferred stock $ .01 par value, authorized
            1,000,000 shares; no shares issued                            --           --
         Common stock $1 par value, authorized
            20,000,000 shares; issued 10,000,000 shares                 10,000       10,000
         Additional paid-in capital                                      8,808        8,823
         Accumulated other comprehensive loss                           (2,759)      (2,594)
         Retained earnings                                              95,989       95,309
                                                                     ---------    ---------
                                                                       112,038      111,538

         Less: Treasury stock at cost, 277,963 shares
               in 2004 and 289,308 shares in 2003                       (5,235)      (5,325)
               Receivables for stock options exercised                    (502)        (642)
                                                                     ---------    ---------
                    Total shareholders' equity                         106,301      105,571
                                                                     ---------    ---------

                    Total liabilities and shareholders' equity       $ 271,034    $ 263,212
                                                                     =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               (In thousands, except for share and per share data)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                  2004            2003
                                              ------------    ------------
Net sales                                     $     83,065    $     93,363

Cost of goods sold                                  41,215          45,658
Selling and administrative expenses                 39,680          39,649
Severance expenses (note 8)                            (10)           --
                                              ------------    ------------

Operating income                                     2,180           8,056

Other (expense):
  Interest expense, net                               (965)         (1,045)
  Other expense, net                                  (108)            (80)
                                              ------------    ------------

Earnings before income taxes                         1,107           6,931
Income taxes                                           427           2,606
                                              ------------    ------------
Net earnings                                  $        680    $      4,325
                                              ============    ============
Earnings per common share:
    Basic                                     $       0.07    $       0.45
                                              ============    ============
    Diluted                                   $       0.07    $       0.44
                                              ============    ============
Weighted average common shares outstanding:
    Basic                                        9,717,000       9,588,000
                                              ============    ============
    Diluted                                     10,383,000       9,929,000
                                              ============    ============




The accompanying notes are an integral part of the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (In thousands)
                                   (UNAUDITED)

                                                                              March 31
                                                                        2004             2003
                                                                      --------         --------
Cash flows provided by (used in) operating activities:
Net earnings                                                          $    680         $  4,325
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                            2,043            1,815
Provision for doubtful accounts                                            (31)             222
Other non-cash operating items                                             139              145
Changes in operating assets and liabilities:
    Accounts receivable                                                  3,859          (13,562)
    Inventories                                                         (8,169)         (12,028)
    Prepaid expenses and other current assets                               22             (142)
    Other assets                                                        (2,917)          (3,655)
    Accounts payable                                                      (793)          13,016
    Accrued liabilities                                                  1,478            5,425
    Deferred liability                                                      29             --
    Income taxes receivable / payable                                     (767)           2,177
                                                                      --------         --------

          Net cash used in operating activities                         (4,427)          (2,262)
                                                                      --------         --------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of land                                        --                235
    Property, plant and equipment additions                             (2,956)          (5,448)
                                                                      --------         --------

         Net cash used in investing activities                          (2,956)          (5,213)
                                                                      --------         --------

Cash flows provided by (used in) financing activities:
    Principal borrowings under revolving credit agreement, net           6,800            4,000
    Principal payments under mortgages                                      (9)             (96)
    Repayment of mortgage                                                 --             (3,865)
    Borrowings under mortgage and construction loan                       --              8,459
    Payment of capital lease obligations                                   (28)             (22)
    Proceeds from the exercise of stock options                             73               53
    Acquisition of treasury stock                                         (166)            (128)
                                                                      --------         --------

          Net cash provided by financing activities                      6,670            8,401
                                                                      --------         --------

Effect of exchange rate changes on cash                                     (7)              19
                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents                      (720)             945

Cash and cash equivalents at beginning of year                           2,113              501
                                                                      --------         --------

Cash and cash equivalents at end of period                            $  1,393         $  1,446
                                                                      ========         ========

Supplemental disclosures:
Cash paid for:
    Interest                                                          $    557         $    186
    Income taxes                                                      $  1,386         $    464

Non-cash transactions:
    Shares tendered by optionees to exercise stock options            $    142         $    520
    Equipment acquired under capitalized leases                       $   --           $    463


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

        In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 was subject to significant interpretation by the FASB, and was revised and reissued in December 2003 ("FIN No. 46R"). FIN No. 46R states that if an entity has a controlling financial interest in a variable interest entity, the assets, the liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 and FIN No. 46R are applicable for all entities that are considered special purpose entities ("SPE") by the end of the first reporting period ending after December 15, 2003. The provisions of FIN No. 46R are applicable to all other types of variable interest entities for reporting periods ending after March 15, 2004. The adoption of FIN No. 46 and FIN No. 46R did not have a material impact on the Company's consolidated financial statements.

        A summary of the Company's critical and significant accounting policies are presented in its 2003 Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Form 10-K when reviewing interim financial results.

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

                                                      THREE MONTHS ENDED
                                                           MARCH 31

                                                        2004          2003
                                                       ------        ------
            Net earnings, as reported                  $  680        $4,325
            Deduct:  Total stock-based employee
               compensation expense determined under
               fair value based method for all awards
               net of related tax effects              $ (524)       $ (569)
                                                       ------        ------
            Pro forma net earnings                     $  156        $3,756
                                                       ======        ======

            Earnings per share:
                 Basic - as reported                   $ 0.07        $ 0.45
                                                       ======        ======
                 Basic - pro forma                     $ 0.02        $ 0.39
                                                       ======        ======

                 Diluted - as reported                 $ 0.07        $ 0.44
                                                       ======        ======
                 Diluted - pro forma                   $ 0.02        $ 0.38
                                                       ======        ======


        The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003: dividend yield 0%; expected lives of 5.0 years; risk-free interest rate of 3.08%; and expected volatility of 33.2%. The weighted-average fair value of options granted during 2003 was $6.50. The Company did not issue any new stock options during the first quarter of 2004.

        During the first quarter of 2004, the Financial Accounting Standards Board ("FASB") issued exposure draft No. 1102-100, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying share, the expected volatility of the underlying share price, the expected dividends on the underlying share and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after December 15, 2004. The FASB intends to issue a final Statement during the fourth quarter of 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

  3. INVENTORIES

        Inventories are valued at the lower of cost (principally first-in / first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories were as follows:




                                                      March 31     December 31
                                                         2004         2003
                                                      ---------     --------
                            Raw Materials             $  53,916     $ 40,586
                            Work in Process               4,998        4,856
                            Finished Goods               41,644       47,076
                                                      ---------     --------
                                                      $ 100,558     $ 92,518
                                                      =========     ========

  4. INTANGIBLES

        Intangibles arising from acquisitions were as follows:

                                                                           MARCH 31, 2004

                                                     GROSS CARRYING         ACCUMULATED             NET BOOK
                                                         VALUE              AMORTIZATION              VALUE
                                                        --------               -------              -------
               Intellectual property rights             $ 10,558               $ 3,138              $ 7,420
               Trademarks and other                        3,060                 2,889                  171
                                                        --------               -------              -------
                                                        $ 13,618               $ 6,027              $ 7,591
                                                        ========               =======              =======

                                                                         DECEMBER 31, 2003

                                                      GROSS CARRYING        ACCUMULATED            NET BOOK
                                                         VALUE              AMORTIZATION              VALUE
                                                        --------               -------              -------
               Intellectual property rights             $ 10,558               $ 3,006              $ 7,552
               Trademarks and other                        3,060                 2,851                  209
                                                        --------               -------              -------
                                                        $ 13,618               $ 5,857              $ 7,761
                                                        ========               =======              =======

        Amortization expense was $170 and $170 for the three months ended March 31, 2004 and 2003, respectively. The estimated amortization expense for the fiscal years ending December 31, 2004, 2005, 2006, 2007 and 2008, is $681, $531, $531, $531 and $531, respectively. The useful lives for intellectual property rights, trademarks and other are 20 years.

  5. LONG - TERM DEBT

          Long - term debt consisted of the following:

                                                               March 31            December 31
                                                                 2004                 2003
                                                               --------             --------
          Senior notes                                         $ 24,000             $ 24,000
          Notes payable under revolving credit agreement         40,800               34,000
          Mortgages on land and buildings                        13,671               13,694
          Obligations under capital leases                          412                  439
                                                               --------             --------
                                                               $ 78,883             $ 72,133
          Less current portion                                      977                8,760
                                                               --------             --------
                                                               $ 77,906             $ 63,373
                                                               ========             ========

        On April 13, 2004, the senior notes were amended and restated. The maturity of the notes was extended to April 15, 2011 with annual principal payments of $6,000 required on April 15, 2008, April 15, 2009, April 15, 2010 and April 15, 2011. The interest rate was reduced from 9.5% to 5.56% payable semi-annually on October 15 and April 15 of each year. The amended agreement is unsecured and includes covenants, which provide among other things, for the maintenance of certain financial ratios.

        On April 13, 2004, the revolving credit agreement was amended and restated. The amended facility provides credit of $45,000 and extends the expiration to April 13, 2009. Under the terms of the agreement, interest rates on borrowings are based on LIBOR or prime rates at the Company's option. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The deferred financing fees associated with the April 13, 2004 amendment and unamortized deferred financing fees associated with the March 2002 and February 2000 amendments are being amortized over the term of the new agreement. Covenants provide, among other things, for the maintenance of certain financial ratios. The agreement is unsecured and no compensating balances are required.

        On April 1, 2004, the lender under the mortgage covering the property in Barrie, Ontario agreed to extend the maturity of the mortgage from March 1, 2005 to April 1, 2009 and to reduce the interest rate from 8.38% to 6.37%.

  6. EMPLOYEE PENSION PLANS

        The Company maintains two non-contributory defined benefit pension plans covering all U.S. eligible employees. The Del Non-Union Plan formula is based on years of service and the employee's compensation during the five years before retirement. The Del LaCross Union Plan formula is based on years of service. The LaCross Plan covers former employees of the Company's Newark, New Jersey facility which ceased operations during 2002. As a result of this closure, more than 20% of plan participants in the LaCross Plan were terminated, which resulted in a partial termination of the plan. Due to the partial termination of the plan, all affected participants became fully vested in their accrued benefits at their termination date. Assets held by these plans consist of cash and cash equivalents, fixed income securities consisting of U.S. government and corporate bonds and common stocks. The Company also has a defined benefit supplemental executive retirement plan (SERP) for certain of its executives. The SERP is a non-qualified plan under the Internal Revenue Code. The assets in the SERP trust are considered assets of the Company, not plan assets, and as such, are included in other assets on the accompanying consolidated balance sheets. The assets of the SERP, which consist of cash and cash equivalents, are held-to-maturity securities and, as such, are carried at cost plus accrued interest.

        COMPONENTS OF NET PERIOD BENEFIT COST

        The components of net periodic benefit costs for the three months ended March 31, 2004 and 2003, respectively, of the Company's domestic plans are set forth in the following tables:

                                                            2004
                                          ------------------------------------
                                           Del Non-    Del LaCross
                                          Union Plan      Plan          Serp
                                          ----------   -----------     -------

Service Cost                                $   770      $  --        $    13
Interest Cost                                   578         19            106
Expected return on plan assets                 (516)       (18)           --
Recognized prior service cost                    13         --             37
Recognized net (gain) loss                      191          4             (3)
                                            -------      -------      -------

Net periodic cost                           $ 1,036      $   5        $   153
                                            =======      =======      =======


                                                           2003
                                          -------------------------------------
                                          Del Non-     Del LaCross
                                          Union Plan      Plan           Serp
                                          ----------   -----------     --------

Service Cost                                  $ 648       $  --         $  13
Interest Cost                                   514          21           103
Expected return on plan assets                 (394)        (26)         --
Amortization of unrecognized
  transition asset                               (1)         --          --
Recognized prior service cost                    13          --            69
Recognized net (gain) loss                      182           3           (22)
                                              -----       -----         -----

Net periodic cost                             $ 962       $  (2)        $ 163
                                              =====       =====         =====

        CONTRIBUTIONS

        The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute approximately $5,215 and $808, to its Non-Union Plan and SERP respectively, in 2004. The Company did not anticipate that a contribution would be made to the LaCross Plan. As of March 31, 2004, $755 and $4 of contributions have been made to the Non-Union Plan and SERP, respectively, and no contributions have been made to the LaCross Plan. The Company presently anticipates contributing an additional $3,522 to fund its Non-Union Plan for a total of $4,277, contributing an additional $11 to fund its SERP for a total of $15 and making no additional contributions to the LaCross Plan. The decrease in the expected contribution to the non-union plan for 2004 is due to a change in April 2004, in the minimum funding requirement rules for 2004. The significant decrease in the expected contributions to the SERP is due to the fact that participants over 65 who were assumed to be retiring during the first quarter of 2004 did not retire.


  7. SALE OF LAND

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


  8. CLOSURE OF FARMINGDALE PLANT

        On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $2,033 for severance costs and related benefits for approximately 361 union and non-union employees associated with this move was recorded during 2003. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. During the first quarter of 2004, a recovery of $10 was recorded for such earned severance benefits, net of adjustments of $66 to the initial accrual. During 2004 and 2003, $28 and $127, respectively, of relocation and other move related costs were expensed as incurred. The Company estimates that a total of approximately $17 (Cosmetic segment - $11; Pharmaceutical segment - $6), will be incurred for additional severance, relocation and other move related costs during the second quarter of 2004. As of March 31, 2004, 334 union and non-union employees have been terminated and $1,119 in severance benefits were paid.

        A summary of the activity in the accrual for the plant closure was as follows:


               Balance December 31, 2003                             $ 1,714

                     Provision                                            56
                     Payments                                           (800)
                     Adjustments                                         (66)
                                                                       -----

               Balance March 31, 2004                                  $ 904
                                                                       =====

  9. EARNINGS PER SHARE

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

        On November 20, 2003, the Company's Board of Directors approved a 5% stock dividend. As a result, 462,998 shares of treasury stock were issued on December 29, 2003 to shareholders of record on December 1, 2003. Accordingly, the weighted-average common shares outstanding in the consolidated statement of earnings for the three months ended March 31, 2003, have been adjusted to reflect the dividend.

        A reconciliation between the numerators and denominators of the basic and diluted earnings per common share were as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31

                                                             2004      2003
                                                           -------   -------

       Net earnings (numerator)                            $   680   $ 4,325
                                                           -------   -------

       Weighted-average common shares
            (denominator for basic earnings per share)       9,717     9,588

       Effect of dilutive securities:
            Employee stock options                             666       341
                                                           -------   -------

       Weighted-average common and potential
            common shares outstanding
            (denominator for diluted earnings per share)    10,383     9,929
                                                           =======   =======

       Basic earnings per share                            $  0.07   $  0.45
                                                           =======   =======

       Diluted earnings per share                          $  0.07   $  0.44
                                                           =======   =======




         Employee stock options of approximately 948,000 shares for the three months ended March 31, 2003, were not included in the net earnings per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive shares for the three months ended March 31, 2004.

         As a result of stock options exercised during the three months ended March 31, 2004, the corresponding tax benefit of $170 was recorded as a reduction to income taxes payable and as an increase in additional paid-in capital.


  10. COMPREHENSIVE INCOME

         The components of comprehensive income for the three months ended March 31, 2004 and 2003 were as follows:
                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                    2004      2003
                                                   ------    ------
      Net earnings                                 $  680    $4,325

      Foreign currency translation gain / (loss)     (165)      789
                                                   ------    ------

      Total comprehensive income                   $  515    $5,114
                                                   ======    ======

   11. SEGMENT INFORMATION

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

                                                Three Months Ended
                                                     March 31
                                                 2004         2003
                                               --------    --------
        Net sales:
              Cosmetic                         $ 65,238    $ 76,258
              Pharmaceutical                     17,827      17,105
                                               --------    --------
              Consolidated                     $ 83,065    $ 93,363
                                               ========    ========

        Operating income:
              Cosmetic                         $    342    $  6,329
              Pharmaceutical                      1,838       1,727
                                               --------    --------
              Consolidated                     $  2,180    $  8,056

        Other (expense):
              Interest expense, net            $   (965)   $ (1,045)
              Other expense, net               $   (108)   $    (80)
                                               --------    --------

        Earnings before income taxes           $  1,107    $  6,931
                                               ========    ========

        Depreciation and amortization:
              Cosmetic                         $  2,040    $  1,727
              Pharmaceutical                          3          88
                                               --------    --------
              Consolidated                     $  2,043    $  1,815
                                               ========    ========

For the three months ended March 31, 2004, a severance recovery of $(10) was included in the operating income of the segments, as follows: Cosmetic - $7 and Pharmaceutical - $3.

  12. COMMITMENTS AND CONTINGENCIES

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

          The Company believes it has outstanding customer relationships with a diversified group of prominent retailers across multiple distribution channels including mass merchandisers, drug chains, drug wholesalers and food retailers and wholesalers. The Company has a strong track record of developing innovative new products and successful brand extensions. An in-house research and development department focuses on product development, clinical and regulatory affairs and quality control.

          RESULTS OF OPERATIONS

          As discussed in more detail throughout our MD&A:

        o Production start-up problems in connection with the transfer of the Company's principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York adversely impacted order fulfillment. The decrease in the first quarter of 2004 net sales and net earnings as compared to the first quarter of 2003 is attributable to the lower sales volume resulting from the inability to fulfill orders due to the production start-up problems.

        o On April 13, 2004, a formal agreement was signed with the lender under senior notes to extend the maturity of the notes to April 15, 2011, extend the principal payment schedule, reduce the interest rate and reduce or eliminate certain restrictive covenants.

        o On April 13, 2004, a formal agreement was signed with three banks amending and restating the $45.0 million revolving credit facility to extend the facility to April 2009, reduce the interest rate and reduce or eliminate certain restrictive covenants.

        Consolidated net sales for the quarter ended March 31, 2004 were $83.1 million, a decrease of $10.3 million (11.0%) compared to net sales of $93.4 million for the first quarter of 2003. The decrease is attributable to production start-up problems in connection with the transfer of the Company's principal manufacturing operations, for both the cosmetic and pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Due to production start-up problems, the Company estimates that net sales for the first quarter of 2004 were negatively impacted by approximately $14.1 million. The production issues are being addressed and the Company anticipates that during the second quarter production efficiencies and order fulfillment should approach the pre-relocation levels.

        The cosmetic segment of the business generated net sales for the first quarter ended March 31, 2004 of $65.2 million, a decrease of approximately $11.1 million, or 14.5% compared to net sales of $76.3 million in the first quarter of 2003. Due to production start-up problems, the Company estimates that cosmetic segment net sales for the first quarter of 2004 were negatively impacted by approximately $11.0 million. The Company's core cosmetic business remains strong, and as reported by ACNielsen, the Sally Hansen brand remains the number one brand in the mass market nail care category with a 25.6% share of market for the quarter ended March 31, 2004.

        The over-the-counter pharmaceutical segment of the business generated net sales for the first quarter ended March 31, 2004 of $17.8 million, an increase of 4.2% compared to net sales of $17.1 million in the first quarter of 2003. Due to production start-up problems, the Company estimates that pharmaceutical segment net sales for the first quarter of 2004 were negatively impacted by approximately $3.1. The over-the-counter pharmaceutical business continues to grow and as reported by Information Resources, Inc., Orajel, the core brand of the pharmaceutical segment continues its leadership position in the oral analgesics category with a 27.0% share of market for the first quarter of 2004.

        Cost of goods sold for the quarter ended March 31, 2004 was $41.2 million, or 49.6% of net sales, compared to $45.7 million, or 48.9% of net sales for the quarter ended March 31, 2003. The unfavorable variance in cost of goods sold as a percentage of net sales is primarily related to the lower net sales in 2004 as a result of the inability to fulfill orders due to production start-up problems.

        Selling and administrative expenses were $39.7 million, or 47.8% of net sales for the quarter ended March 31, 2004 compared to $39.6 million, or 42.5% of net sales for the first quarter of 2003. Although the general and administrative expenses in 2004 were basically equal to the prior year, the increase in the percentage of expense to net sales is due to the reduced net sales as previously discussed above.

        Net interest expense for the three months ended March 31, 2004 of $1.0 million was approximately $0.1 million lower than the first quarter of 2003. The decrease is primarily due to the reduction of $8.0 million of outstanding debt related to the 9.5% senior notes, partially offset by an increase in average outstanding borrowings of $8.2 million under the revolving credit agreement and an increase of $8.0 million under the mortgage on the property in North Carolina.

        Income taxes for the three months ended March 31, 2004 are based on the Company's expected annual effective tax rate of 38.6% for 2004. The increase from the effective tax rate of 37.6% used for the first quarter of 2003 is due primarily to an increase in state and local income taxes resulting from the reduction of available investment tax credits, an increase in the amount of permanent non-deductible expenses and the increased effect of such non-deductible expenses on taxable income for the first quarter of 2004.

        Net earnings for the three months ended March 31, 2004 were $0.7 million, or $0.07 per basic share, compared to $4.3 million, or $0.45 per basic share for the first quarter of 2003. The decrease in net earnings for the first quarter of 2004 as compared to prior year is directly attributable to the reduction in net sales as a result of the inability to fulfill orders due to production start-up problems in connection with the transfer of the Company's principal manufacturing operations from Farmingdale, New York to Rocky Point, North Carolina.

        LIQUIDITY AND CAPITAL RESOURCES

        CASH FLOW OVERVIEW

        Cash and cash equivalents decreased approximately $0.7 million during the first quarter ended March 31, 2004, due to $4.4 million used in operating activities and $3.0 million used in investing activities, partially offset by $6.7 million provided primarily by borrowings under the revolving credit agreement. As discussed below, the $4.4 million used in operating activities is primarily due to lower net earnings and increases in inventories.

        OPERATING ACTIVITIES

        Net cash used in operating activities for the quarter ended March 31, 2004 of $4.4 million was primarily due to increases in inventories of $8.2 million and other assets of $2.9 million, partially offset by net earnings before depreciation and amortization of $2.7 million, decreases in accounts receivable of $3.9 million, and an increase in accrued liabilities of $1.5 million. The increase in inventories is due to the timing of purchases of raw materials and components to support projected sales levels and the inability to ship unfulfilled orders as a result of the start-up production problems. The increase in other assets is primarily related to increased inventories of displays to support projected product shipments.

        On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and severance benefits due under the union contract resulting from the plant closure, a charge of $2.0 million for severance costs and related benefits for approximately 361 union and non-union employees associated with this move was recorded through March 31, 2004. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. As of March 31, 2004, 334 union and non-union employees have been terminated and $1.1 million in severance benefits were paid. Additionally, it is anticipated that approximately $0.8 million will be paid by September 30, 2004.

        INVESTING ACTIVITIES

        Net cash used in investing activities of $3.0 million was primarily for expenditures related to tooling, plates & dies and machinery and equipment. The Company estimates that capital spending related to tooling, plates & dies, and machinery and equipment will approximate a total of $9.0 million for fiscal year 2004.

        FINANCING ACTIVITIES

        Net cash provided by financing activities of $6.7 million was principally due to borrowings under the revolving credit facility.

        On April 13, 2004, the $24.0 million senior notes were amended and restated. The maturity of the notes was extended to April 15, 2011, the interest rate was reduced to 5.56% payable semi-annually on October 15 and April 15 of each year, and principal payments of $6.0 million are due annually on April 15, 2008 through April 15, 2011. The amended agreement is unsecured and includes covenants, which provide among other things, for the maintenance of certain financial ratios.

        On April 13, 2004, the $45.0 million revolving credit agreement with banks was amended and restated. The amended facility provides credit of $45.0 million, extends the expiration to April 13, 2009, eliminates all fixed dollar covenants, and reduces the interest rate pricing to a range of 75 - 100 basis points over LIBOR depending on certain financial ratios. The Company has the option to borrow at prime rates or LIBOR. Covenants provide, among other things, for the maintenance of certain financial ratios. The agreement is unsecured and no compensating balances are required.

        On April 1, 2004, the lender under the mortgage covering the property in Barrie, Ontario agreed to extend the maturity of the mortgage from March 1, 2005 to April 1, 2009 and to reduce the interest rate from 8.38% to 6.37%.

        The Company does not use any off-balance sheet financing arrangements.

        DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

        In order to aggregate all contractual obligations as of March 31, 2004, the Company has included the following table:

                                                        PAYMENTS DUE BY PERIOD
                                                               ($000)

                                                 LESS      1 - 2      2 - 3      3 - 5      AFTER 5
                                    TOTAL       1 YEAR     YEARS      YEARS      YEARS      YEARS
                                    --------   --------   --------   --------   --------   --------

Long-term debt                      $ 37,671   $    863   $    890   $    918   $  7,921   $ 27,079
Revolving credit agreement            40,800       --         --         --         --       40,800
Capital leases                           412        114        122        131         45       --
Operating leases                      32,139      3,439      3,179      2,983      5,480     17,058
                                    --------   --------   --------   --------   --------   --------

Total contractual obligations (a)   $111,022   $  4,416   $  4,191   $  4,032   $ 13,446   $ 84,937
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

        Goodwill must be tested annually for impairment at the reporting unit level. The Company's reporting units are its Cosmetic and Pharmaceutical segments. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. The annual testing performed as of January 1, 2004, indicated that there was no impairment to goodwill.

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


        NEW ACCOUNTING PRONOUNCEMENTS


        In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 was subject to significant interpretation by the FASB, and was revised and reissued in December 2003 ("FIN No. 46R"). FIN No. 46R states that if an entity has a controlling financial interest in a variable interest entity, the assets, the liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 and FIN No. 46R are applicable for all entities that are considered special purpose entities ("SPE") by the end of the first reporting period ending after December 15, 2003. The provisions of FIN No. 46R are applicable to all other types of variable interest entities for reporting periods ending after March 15, 2004. The adoption of FIN No. 46 and FIN No. 46R did not have a material impact on the Company's consolidated financial statements.


        During the first quarter of 2004, the Financial Accounting Standards Board ("FASB") issued exposure draft No. 1102-100, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying share, the expected volatility of the underlying share price, the expected dividends on the underlying share and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after December 15, 2004. The FASB intends to issue a final Statement during the fourth quarter of 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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


        Item 4. CONTROLS AND PROCEDURES


        As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a - 15(e) and 15d - 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

PART II - OTHER INFORMATION


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                           Total Number of
                                                           Shares (or Units)
             Total Number of          Average Price       Purchased as Part of
            Shares (or Units)        Paid per Share        Publicly Announced
                Purchased               (or Unit)              Programs

January         5,389                   $28.09                  --

February         --                       --                    --

March           4,671                   $33.50                  --
               ------                   ------                ------
               10,060(1)                $30.60                  (2)
               ======                   ======                ======

(1) Represents shares tendered by employees to pay for stock options exercised and shares withheld from options exercised to satisfy income tax liabilities on gains resulting from the exercise.

(2) The Company does not have any publicly announced share repurchase program.


Item 5. Other Information

(b) Stockholders who wish to recommend to the Nominating Committee a candidate for election to the Board of Directors should send their letters to:

                        Attn: Nominating Committee
                        c/o Gene Wexler, Corporate Secretary
                        Del Laboratories, Inc.
                        P.O. Box 9357
                        Uniondale, New York 11553-9357
                        Fax: 516-844-2942

The Corporate Secretary will promptly forward all such letters to the members of the Nominating Committee. Certain procedures must be followed by stockholders to recommend to the Nominating Committee candidates for election as Directors. The Corporate Secretary must receive the stockholder's recommendation no later than ninety (90) days in advance of the meeting, assuming that the meeting will be held on or after the anniversary date of this year's meeting.

The monination must contain the following information about the candidate:

        -       name
        -       age
        -       business and residence addresses
        -       principal occupation or employment
        - the number of shares of common stock of the Corporation beneficially owned by the nominee
        - the information that would be required under the rules of the SEC in a Proxy Statement soliciting proxies for the election of such nominee as a Director
        - a signed consent of the nominee to serve as a Director of the Corporation, if elected

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

           (b)      Reports on Form 8-K

                    The Company filed a Form 8-K with the SEC, dated
                    February 26, 2004 to report under Item 12 of that Form that a press release was issued on February 25, 2004 announcing earnings for the three and twelve months ended December 31, 2003. A copy of the press release was filed as an exhibit to the Form 8-K

                    The Company filed a Form 8-K with the SEC, dated March 26, 2004 to report under Item 9 of that Form that a press release was issued on March 25, 2004 announcing a trademark licensing agreement with Elizabeth Arden. A copy of the press release was filed as an exhibit to the Form 8-K.

                    The Company filed a Form 8-K with the SEC, dated April 16, 2004 to report under Item 5 of that Form that the Company amended and restated its unsecured revolving credit agreement and its senior notes as of April 13, 2004. Copies of the complete agreements were filed as exhibits to the Form 8-K.

                    The Company filed a Form 8-K with the SEC, dated April
                    30, 2004 to report under Item 12 of that Form that a press release was issued on April 29, 2004 announcing earnings for the three months ended March 31, 2004. A copy of the press release was filed as an exhibit to the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DEL LABORATORIES, INC.
                                       (Registrant)



           DATE:   MAY 7, 2004         /S/ DAN K. WASSONG
           ----------------------      ------------------
                                       Dan K. Wassong
                                       Chairman, President and
                                       Chief Executive Officer








           DATE:   MAY 7, 2004         /S/ ENZO J. VIALARDI
           -------------------         --------------------
                                       Enzo J. Vialardi
                                       Executive Vice President and
                                       Chief Financial Officer