Form 10-Q
period 2004-06-30
DEL LABORATORIES INC
filed 2004-08-05
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
--------              SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                           COMMISSION FILE NO. 1-5439

                             DEL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                      13-1953103
-----------------------------------------             --------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                           178 EAB PLAZA, PO BOX 9357,
                         UNIONDALE, NEW YORK 11553-9357
              (Address of principal executive offices) (Zip Code)


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

                                        YES  (X)                  NO  (  )

        The number of shares of Common Stock, $1 par value, outstanding as of August 4, 2004 was 9,742,140.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index




  Part I.   FINANCIAL INFORMATION
                                                                            PAGE
  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of
                June 30, 2004 (unaudited) and December 31, 2003                3

            Consolidated Statements of Earnings for the three and six
                months ended June 30, 2004 and 2003 (unaudited)                4

            Consolidated Statements of Cash Flows for the six
                months ended June 30, 2004 and 2003 (unaudited)                5

            Notes to Consolidated Financial Statements (unaudited)             6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               15

  Item 4.   Controls and Procedures                                           23



  Part II.  OTHER INFORMATION

  Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of    24
            Equity Securities

  Item 4.   Submission of Matters to a Vote of Security Holders               24

  Item 6.   Exhibits and Reports on Form 8-K                                  25


  SIGNATURES                                                                  26



  All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.






                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
               (In thousands, except for share and per share data)

                                                                      June 30    December 31
                                                                        2004         2003
                                                                    ----------   ------------
                                                                    (UNAUDITED)
         ASSETS

Current assets:
         Cash and cash equivalents                                   $   2,027    $   2,113
         Accounts receivable, less allowance for doubtful accounts
            of $1,659 in 2004 and $4,391 in 2003                        78,184       75,130
         Inventories                                                   101,970       92,518
         Income taxes receivable                                         3,284         --
         Deferred income taxes                                           8,042        8,042
         Prepaid expenses and other current assets                       2,597        2,671
                                                                     ---------    ---------
                    Total current assets                               196,104      180,474

Property, plant and equipment, net                                      46,204       49,274
Intangibles arising from acquistions, net                                7,421        7,761
Goodwill                                                                 6,282        6,282
Other assets                                                            14,908       13,262
Deferred income taxes                                                    6,159        6,159
                                                                     ---------    ---------
                    Total assets                                     $ 277,078    $ 263,212
                                                                     =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Note payable to bank                                        $   5,000    $    --
         Current portion of long-term debt                                 491        8,760
         Accounts payable                                               46,071       43,872
         Accrued liabilities                                            24,673       25,023
         Income taxes payable                                             --            307
                                                                     ---------    ---------
                    Total current liabilities                           76,235       77,962

Long-term pension liability, less current portion                        9,767        9,767
Deferred income taxes                                                    5,205        5,205
Deferred liability                                                       1,383        1,334
Long-term debt, less current portion                                    74,355       63,373
                                                                     ---------    ---------
                    Total liabilities                                  166,945      157,641
                                                                     ---------    ---------

Shareholders' equity:
         Preferred stock $ .01 par value, authorized
            1,000,000 shares; no shares issued                            --           --
         Common stock $1 par value, authorized
            20,000,000 shares; issued 10,000,000 shares                 10,000       10,000
         Additional paid-in capital                                      8,929        8,823
         Accumulated other comprehensive loss                           (2,823)      (2,594)
         Retained earnings                                              99,746       95,309
                                                                     ---------    ---------
                                                                       115,852      111,538

         Less: Treasury stock at cost, 259,756 shares
                    in 2004 and 289,308 shares in 2003                  (5,217)      (5,325)
                    Receivables for stock options exercised               (502)        (642)
                                                                     ---------    ---------
                    Total shareholders' equity                         110,133      105,571
                                                                     ---------    ---------

                    Total liabilities and shareholders' equity       $ 277,078    $ 263,212
                                                                     =========    =========


 The accompanying notes are an integral part of the consolidated financial statements.




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
              (In thousands, except for share and per share data)
                                   (UNAUDITED)





                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30                         JUNE 30
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------

Net sales                                     $    102,948    $     97,976    $    186,013    $    191,339

Cost of goods sold                                  52,370          47,170          93,585          92,828
Selling and administrative expenses                 43,049          40,155          82,729          79,804
Severance expenses (note 9)                             13           1,850               3           1,850
Merger expenses (note 14)                              216            --               216            --
                                              ------------    ------------    ------------    ------------

Operating income                                     7,300           8,801           9,480          16,857

Other income (expense):
   Loss on sale of building and land                   (41)           --               (41)           --
   Interest expense, net                              (784)         (1,009)         (1,749)         (2,054)
   Other income (expense), net                        (356)            107            (464)             27
                                              ------------    ------------    ------------    ------------

Earnings before income taxes                         6,119           7,899           7,226          14,830
Income taxes                                         2,362           2,959           2,789           5,565
                                              ------------    ------------    ------------    ------------
Net earnings                                  $      3,757    $      4,940    $      4,437    $      9,265
                                              ============    ============    ============    ============
Earnings per common share:
   Basic                                      $       0.39    $       0.51    $       0.46    $       0.97
                                              ============    ============    ============    ============
   Diluted                                    $       0.36    $       0.49    $       0.43    $       0.93
                                              ============    ============    ============    ============
Weighted average common shares outstanding:
   Basic                                         9,735,000       9,604,000       9,726,000       9,596,000
                                              ============    ============    ============    ============
   Diluted                                      10,361,000      10,056,000      10,372,000       9,992,000
                                              ============    ============    ============    ============








 The accompanying notes are an integral part of the consolidated financial statements.




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (In thousands)
                                   (UNAUDITED)

                                                                        June 30

                                                                   2004         2003
                                                                   ----         ----

Cash flows provided by (used in) operating activities:
Net earnings                                                     $  4,437    $  9,265
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                       4,179       4,026
Recovery on allowance for doubtful accounts                            (9)       (202)
Tax benefit on stock options exercised                                444       1,217
Loss on sale of building and land                                      41        --
Other non-cash operating items                                        320         140
Changes in operating assets and liabilities:
    Accounts receivable                                            (3,163)    (14,190)
    Inventories                                                    (9,782)     (7,506)
    Prepaid expenses and other current assets                         (55)        589
    Other assets                                                   (1,655)     (4,793)
    Accounts payable                                                2,324       7,911
    Accrued liabilities                                              (528)         98
    Deferred liability                                                 49        --
    Income taxes receivable / payable                              (3,619)        167
                                                                 --------    --------

          Net cash used in operating activities                    (7,017)     (3,278)
                                                                 --------    --------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of building and land                     4,816         235
    Property, plant and equipment additions                        (5,387)    (10,083)
                                                                 --------    --------

         Net cash used in investing activities                       (571)     (9,848)
                                                                 --------    --------

Cash flows provided by (used in) financing activities:
    Borrowing under note payable                                    5,000        --
    Principal borrowings under revolving credit agreement, net      3,000      16,000
    Principal payments under mortgages                               (199)       (104)
    Principal payment under senior notes                             --        (8,000)
    Repayment of mortgage                                            --        (3,865)
    Borrowings under mortgage and construction loan                  --        10,481
    Payment of capital lease obligations                              (55)        (51)
    Proceeds from the exercise of stock options                       201          53
    Acquisition of treasury stock                                    (429)     (1,184)
                                                                 --------    --------

          Net cash provided by financing activities                 7,518      13,330
                                                                 --------    --------

Effect of exchange rate changes on cash                               (16)         10
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents                  (86)        214

Cash and cash equivalents at beginning of year                      2,113         501
                                                                 --------    --------

Cash and cash equivalents at end of period                       $  2,027    $    715
                                                                 ========    ========

Supplemental disclosures:
Cash paid for:
    Interest                                                     $  1,766    $  2,105
    Income taxes                                                 $  6,152    $  4,246

Non-cash transactions:
    Shares tendered by optionees to exercise stock options       $    780    $  5,136
    Equipment acquired under capitalized leases                  $   --      $    543

 The accompanying notes are an integral part of the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                  (UNAUDITED)




  1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements of Del Laboratories, Inc. and subsidiaries ("the Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

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


                                                    Three Months Ended       Six Months Ended
                                                         JUNE 30                  JUNE 30
                                                         -------                  -------

                                                     2004           2003       2004        2003
                                                     ----           ----       ----        ----

         Net earnings, as reported                  $ 3,757       $ 4,940    $ 4,437     $  9,265
         Deduct:  Total stock-based employee
            compensation expense determined under
            fair value based method for all awards
            net of related tax effects              $  (513)      $  (579)   $(1,037)    $ (1,148)
                                                    -------       -------    -------     --------
         Pro forma net earnings                     $ 3,244       $ 4,361    $ 3,400     $  8,117
                                                    =======       =======    =======     ========

         Earnings per share:
              Basic - as reported                   $  0.39       $  0.51    $  0.46     $   0.97
                                                    =======       =======    =======     ========
              Basic - pro forma                     $  0.33       $  0.45    $  0.35     $   0.85
                                                    =======       =======    =======     ========

              Diluted - as reported                 $  0.36       $  0.49    $  0.43     $   0.93
                                                    =======       =======    =======     ========
              Diluted - pro forma                   $  0.31       $  0.43    $  0.33     $   0.81
                                                    =======       =======    =======     ========


        The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the second quarter of 2003: dividend yield 0%; expected lives of 5.0 years; risk-free interest rate of 2.43%; and expected volatility of 33.2%. The weighted-average fair value of options granted during the second quarter of 2003 was $7.48. The Company did not issue any new stock options during the second quarter of 2004.

        Weighted-average assumptions for the first six months of 2003, were: dividend yield 0%; expected lives of 5.0 years; risk-free interest rate of 2.51%; and expected volatility of 33.2%. The weighted-average fair value of options granted during the first six months of 2003 was $7.36. The Company did not issue any new stock options during the first six months of 2004.

        During the first quarter of 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying share, the expected volatility of the underlying share price, the expected dividends on the underlying share and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after December 15, 2004. The FASB intends to issue a final Statement during the fourth quarter of 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

  3.    INVENTORIES

        Inventories are valued at the lower of cost (principally first-in / first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories were as follows:

                                       June  30         December 31
                                         2004               2003
                                         ----               ----

             Raw Materials             $ 58,107           $40,586
             Work in Process              5,201             4,856
             Finished Goods              38,662            47,076
                                       --------           -------
                                       $101,970           $92,518
                                       ========           =======

  4.    INTANGIBLES

        Intangibles arising from acquisitions were as follows:

                                                        JUNE 30, 2004
                                              GROSS
                                             CARRYING    ACCUMULATED   NET BOOK
                                               VALUE    AMORTIZATION     VALUE
                                               -----    ------------     -----

        Intellectual property rights          $10,558      $ 3,270      $ 7,288
        Trademarks and other                    3,060        2,927          133
                                              -------      -------      -------
                                              $13,618      $ 6,197      $ 7,421
                                              =======      =======      =======

                                                      DECEMBER 31, 2003
                                              GROSS
                                             CARRYING    ACCUMULATED   NET BOOK
                                               VALUE    AMORTIZATION     VALUE
                                               -----    ------------     -----

        Intellectual property rights          $10,558      $ 3,006      $ 7,552
        Trademarks and other                    3,060        2,851          209
                                              -------      -------      -------
                                              $13,618      $ 5,857      $ 7,761
                                              =======      =======      =======

         Amortization expense was $170 and $169 for the three months ended June 30, 2004 and 2003, respectively, and amounted to $340 and $339 for the six months ended June 30, 2004 and 2003, respectively. The estimated amortization expense for the fiscal years ending December 31, 2004, 2005, 2006, 2007 and 2008, is $681, $531, $531, $531 and $531,
         respectively. The useful lives for intellectual property rights, trademarks and other are 20 years.


  5.     NOTE PAYABLE

         On April 29, 2004, the Company entered into a $5,000 Line of Credit agreement with a bank. The line of credit has certain cross default and merger provisions, expires on October 29, 2004, and does not include any financial covenants. The line of credit was fully drawn on May 26, 2004 with monthly interest payable at an annual rate of 2.4% and with a maturity date of September 29, 2004.


  6.     LONG - TERM DEBT

         Long - term debt consisted of the following:
                                                             June 30 December 31
                                                              2004       2003
                                                              ----       ----

         Senior notes                                        $24,000     $24,000
         Notes payable under revolving credit agreement       37,000      34,000
         Mortgages on land and buildings                      13,462      13,694
         Obligations under capital leases                        384         439
                                                             -------     -------
                                                             $74,846     $72,133
         Less current portion                                    491       8,760
                                                             -------     -------
                                                             $74,355     $63,373
                                                             =======     =======

         On May 18, 2004, the mortgage covering the property in North Carolina was amended. The maturity of the mortgage was extended from March 15, 2010 to March 18, 2011 and the interest rate was fixed at 6.39%.

         On April 13, 2004, the senior notes were amended and restated. The maturity of the notes was extended to April 15, 2011 with annual principal payments of $6,000 required on April 15, 2008, April 15, 2009, April 15, 2010 and April 15, 2011. The interest rate was reduced from 9.5% to 5.56% payable semi-annually on October 15 and April 15 of each year. The amended agreement is unsecured and includes covenants which provide, among other things, for the maintenance of certain financial ratios.

         On April 13, 2004, the revolving credit agreement was amended and restated. The amended facility provides credit of $45,000, and extends the expiration to April 13, 2009. Under the terms of the agreement, interest rates on borrowings are based on LIBOR or prime rates at the Company's option. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The deferred financing fees associated with the April 13, 2004 amendment and unamortized deferred financing fees associated with the March 2002 and February 2000 amendments are being amortized over the term of the new agreement. Covenants provide, among other things, for the maintenance of certain financial ratios. The agreement is unsecured and no compensating balances are required.

         On April 1, 2004, the lender under the mortgage covering the property in Barrie, Ontario agreed to extend the maturity of the mortgage from March 1, 2005 to April 1, 2009 and to reduce the interest rate from 8.38% to 6.37%.



  7.     EMPLOYEE PENSION PLANS

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

         COMPONENTS OF NET PERIOD BENEFIT COST

         The components of net periodic benefit costs for the Company's domestic plans are set forth in the following tables:


                                                    Three Months Ended
                                                      June 30, 2004
                                          --------------------------------------
                                           DEL NON-      DEL LACROSS
                                          UNION PLAN        PLAN        SERP
                                          ----------        ----        ----

        Service Cost                        $   770       $  --         $    13
        Interest Cost                           578            19           106
        Expected return on plan assets         (516)          (18)         --
        Recognized prior service cost            13          --              37
        Recognized net (gain) loss              191             4            (3)
                                            -------       -------       -------
        Net periodic cost                   $ 1,036       $     5       $   153
                                            =======       =======       =======

                                                        Six Months Ended
                                                         June 30, 2004
                                                --------------------------------
                                                 DEL NON-   DEL LACROSS
                                                UNION PLAN      PLAN    SERP
                                                ----------      ----    ----

         Service Cost                             $ 1,540    $  --      $    26
         Interest Cost                              1,156         38        212
         Expected return on plan assets            (1,032)       (36)      --
         Recognized prior service cost                 26       --           74
         Recognized net (gain) loss                   382          8         (6)
                                                  -------    -------    -------

         Net periodic cost                        $ 2,072    $    10    $   306
                                                  =======    =======    =======





                                                        Three Months Ended
                                                         June 30, 2003
                                                --------------------------------
                                                 DEL NON-   DEL LACROSS
                                                UNION PLAN      PLAN    SERP
                                                ----------      ----    ----


         Service Cost                             $   648    $  --      $    13
         Interest Cost                                514         21        103
         Expected return on plan assets              (394)       (26)      --
         Amortization of unrecognized
           transition asset                          --         --         --
         Recognized prior service cost                 12       --           69
         Recognized net (gain) loss                   182          3        (22)
                                                  -------    -------    -------

         Net periodic cost                        $   962    $    (2)   $   163
                                                  =======    =======    =======





                                                        Six Months Ended
                                                         June 30, 2003
                                                --------------------------------
                                                 DEL NON-   DEL LACROSS
                                                UNION PLAN      PLAN    SERP
                                                ----------      ----    ----


         Service Cost                             $ 1,296    $  --      $    26
         Interest Cost                              1,028         42        206
         Expected return on plan assets              (788)       (52)      --
         Amortization of unrecognized
           transition asset                            (1)      --         --
         Recognized prior service cost                 25       --          138
         Recognized net (gain) loss                   364          6        (44)
                                                  -------    -------    -------

         Net periodic cost                        $ 1,924    $    (4)   $   326
                                                  =======    =======    =======

         CONTRIBUTIONS

         The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute in 2004 approximately $5,215 and $808, to its Non-Union Plan and SERP respectively, and did not anticipate that a contribution would be made to the LaCross Plan. As of June 30, 2004, $1,948 and $8 of contributions have been made to the Non-Union Plan and SERP, respectively, and no contributions have been made to the LaCross Plan. The Company presently anticipates contributing an additional $2,329 to fund its Non-Union Plan for a total of $4,277, contributing an additional $7 to fund its SERP for a total of $15 and making no additional contributions to the LaCross Plan. The decrease in the expected contribution to the Non-Union Plan for 2004 is due to a change, in April 2004, in the minimum funding requirement rules for 2004. The significant decrease in the expected contribution to the SERP is due to the fact that participants over 65 who were assumed to be retiring during the first quarter of 2004 did not retire.


  8.     SALE OF LAND

         On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3,335, which was reduced by $160 for closing costs. In addition, $235 of the sales price was paid by the purchaser on February 13, 2003, in accordance with the original terms of the transaction. In connection with this sale, an option was granted to the buyer for the remaining
         8.5 acres of improved land and buildings owned by the Company which was exercised by the buyer on June 30, 2004. The improved land and buildings were sold for gross proceeds of $5,000, which was reduced by $320 for closing costs and increased by $136 for other closing adjustments, resulting in net proceeds of $4,816. The improved land and buildings had a book value at June 30, 2004 of $4,513. After closing costs of $320 and other transaction related expenses of $208, the sale resulted in a loss of $41 ($25 after-tax).


9.       CLOSURE OF FARMINGDALE PLANT

         On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $1,850 for severance costs and related benefits for approximately 360 union and non-union employees associated with this move was recorded during the six months ended June 30, 2003. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. During the first quarter of 2004, a provision of $56 was recorded for such earned severance benefits, net of adjustments of $66 to the initial accrual, which resulted in a net recovery of $10. During the second quarter of 2004, a provision of $18 was recorded for such earned severance benefits, net of adjustments of $5 to the initial accrual, which resulted in a net provision of $13. During 2004 and 2003, $90 and $127, respectively, of relocation and other move related costs were expensed as incurred. The Company estimates that a total of approximately $13 (Cosmetic segment - $8.5; Pharmaceutical segment - $4.5), will be incurred for additional severance, relocation and other move related costs during the second half of 2004. As of June 30, 2004, 356 union and non-union employees have been terminated and $1,625 in severance benefits was paid.

         A summary of the activity in the accrual for the plant closure was as follows:


                  Balance December 31, 2003                          $ 1,714

                          Provision                                       74
                          Payments                                   (1,306)
                          Adjustments                                   (71)
                                                                     ------

                  Balance June 30, 2004                              $   411
                                                                     =======

  10.    EARNINGS PER SHARE

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

         On November 20, 2003, the Company's Board of Directors approved a 5% stock dividend. As a result, 462,998 shares of treasury stock were issued on December 29, 2003 to shareholders of record on December 1, 2003. Accordingly, the weighted-average common shares outstanding in the consolidated statement of earnings for the three and six months ended June 30, 2003, have been adjusted to reflect the dividend.

         A reconciliation between the numerators and denominators of the basic and diluted earnings per common share were as follows:

                                                             Three Months Ended   Six Months Ended
                                                                   June 30            June 30
                                                                   -------            -------

                                                               2004      2003      2004      2003
                                                               ----      ----      ----      ----

        Net earnings (numerator)                             $ 3,757   $ 4,940   $ 4,437   $ 9,265
                                                             -------   -------   -------   -------

        Weighted-average common shares
             (denominator for basic earnings per share)        9,735     9,604     9,726     9,596

        Effect of dilutive securities:
             Employee stock options                              626       452       646       396
                                                             -------   -------   -------   -------

        Weighted-average common and potential
             common shares outstanding
              (denominator for diluted earnings per share)    10,361    10,056    10,372     9,992
                                                             =======   =======   =======   =======

        Basic earnings per share                             $  0.39   $  0.51   $  0.46   $  0.97
                                                             =======   =======   =======   =======

        Diluted earnings per share                           $  0.36   $  0.49   $  0.43   $  0.93
                                                             =======   =======   =======   =======


          Employee stock options of approximately 505,000 shares for the three months ended June 30, 2003, and 727,000 shares for the six months ended June 30, 2003 were not included in the net earnings per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive shares for the three and six months ended June 30, 2004.

          As a result of stock options exercised during the first half of 2004, the corresponding tax benefit of $444 was recorded as a reduction to income taxes payable and as an increase in additional paid-in capital.


  11.     COMPREHENSIVE INCOME

          The components of comprehensive income for the three and six months ended June 30, 2004 and 2003 were as follows:

                                             Three Months Ended    Six Months Ended
                                                  June 30               June 30
                                                  -------               -------
                                               2004       2003      2004       2003
                                               ----       ----      ----       ----

         Net earnings                        $ 3,757    $ 4,940   $ 4,437    $ 9,265

         Foreign currency translation
           gain / (loss)                         (64)     1,047      (229)     1,836
                                             -------    -------   -------    -------

         Total comprehensive income          $ 3,693    $ 5,987   $ 4,208    $11,101
                                             =======    =======   =======    =======

  12.    SEGMENT INFORMATION

         The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary oral analgesics, baby care products and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments; depreciation of unallocated assets is charged to the Cosmetic segment.

                                          Three Months Ended        Six Months Ended
                                               June 30                   June 30
                                               -------                   -------
                                          2004         2003         2004        2003
                                          ----         ----         ----        ----
      Net sales:
            Cosmetic                   $  82,078    $  78,576    $ 147,316    $ 154,834
            Pharmaceutical                20,870       19,400       38,697       36,505
                                       ---------    ---------    ---------    ---------
            Consolidated               $ 102,948    $  97,976    $ 186,013    $ 191,339
                                       =========    =========    =========    =========

      Operating income:
            Cosmetic                   $   3,398    $   5,430    $   3,740    $  11,759
            Pharmaceutical                 3,902        3,371        5,740        5,098
                                       ---------    ---------    ---------    ---------
            Consolidated               $   7,300    $   8,801    $   9,480    $  16,857

      Other income (expense):
            Loss on sale of
              building and land        $     (41)   $    --      $     (41)   $    --
            Interest expense, net      $    (784)   $  (1,009)   $  (1,749)   $  (2,054)
            Other income (expense),
               net                     $    (356)   $     107    $    (464)   $      27
                                       ---------    ---------    ---------    ---------

      Earnings before income taxes     $   6,119    $   7,899    $   7,226    $  14,830
                                       =========    =========    =========    =========

      Depreciation and amortization:
            Cosmetic                   $   2,133    $   2,112    $   4,173    $   3,839
            Pharmaceutical                     3           99            6          187
                                       ---------    ---------    ---------    ---------
            Consolidated               $   2,136    $   2,211    $   4,179    $   4,026
                                       =========    =========    =========    =========


         For the three months ended June 30, 2004, severance expense of $13 was included in the operating income of the segments, as follows: Cosmetic
         - $8.5 and Pharmaceutical - $4.5. For the six months ended June 30, 2004, severance expense of $3 was included in the operating income of the segments, as follows: Cosmetic - $2 and Pharmaceutical - $1. For 2003, severance expense of $1,850 was included in the operating income of the segments, as follows: Cosmetic - $1,203 and Pharmaceutical - $647.

         Operating income for 2003 includes an estimated recovery of $511 related to a 2001 charge for the K-Mart Chapter XI bankruptcy filing. Of this amount, $431 was attributable to the Cosmetic segment and $80 was attributable to the Pharmaceutical segment.

  13.    COMMITMENTS AND CONTINGENCIES

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



  14.   SUBSEQUENT EVENT

        On July 2, 2004, the Company announced it signed a definitive merger agreement to be acquired by DLI Holding Corp. in a cash transaction. Subsequent to the merger, DLI Holding Corp. will be owned by affiliates of Kelso & Company along with certain members of the Company's current management. An affiliate of Church & Dwight Co., Inc. will own non-voting preferred stock. Under the merger agreement, each outstanding share of Del Laboratories, Inc. common stock will be converted into the right to receive $35 per share in cash, without interest. Following the close of the transaction, which is expected to occur in the fourth quarter of 2004, Del Laboratories, Inc. will become a wholly owned subsidiary of DLI Holding Corp. and will cease to be a publicly traded company. Financing commitments for the acquisition have been received by Kelso & Company. Consummation of the transaction is subject to satisfaction of certain conditions, including approval by the Company's shareholders, receipt of the necessary financing proceeds, and expiration or termination of the waiting period under the Hart-Scott-Rodino Act. Merger related expenses of $216 related to legal and advisory fees were incurred in the second quarter of 2004. In July 2004, the Company incurred a fairness opinion fee in connection with the transaction in the amount of $1,000 which will be reflected in the third quarter financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          OVERVIEW


         On July 2, 2004, the Company announced it signed a definitive merger agreement to be acquired by DLI Holding Corp. in a cash transaction. Subsequent to the merger, DLI Holding Corp. will be owned by affiliates of Kelso & Company along with certain members of the Company's current management. An affiliate of Church & Dwight Co., Inc. will own non-voting preferred stock. Under the merger agreement, each outstanding share of Del Laboratories, Inc. common stock will be converted into the right to receive $35 per share in cash, without interest. Following the close of the transaction, which is expected to occur in the fourth quarter of 2004, Del Laboratories, Inc. will become a wholly owned subsidiary of DLI Holding Corp. and will cease to be a publicly traded company. Financing commitments for the acquisition have been received by Kelso & Company. Consummation of the transaction is subject to satisfaction of certain conditions, including approval by the Company's shareholders, receipt of the necessary financing proceeds, and expiration or termination of the waiting period under the Hart-Scott-Rodino Act. Merger related expenses of $216 thousand related to legal and advisory fees were incurred in the second quarter of 2004. In July 2004, the Company incurred a fairness opinion fee in connection with the transaction in the amount of $1.0 million which will be reflected in the third quarter financial statements.


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


         The Company owns a portfolio of highly recognized branded products which are competitively priced. As reported by ACNielsen, many of the Company's brands have leading market positions in their product categories. In our cosmetics segment, the Sally Hansen brand is the number one brand in the mass market nail care category with market leadership positions in nail color, nail treatment, and bleaches and depilatories. The Sally Hansen LaCross brand is the leader in nail and beauty implements providing a line of high quality beauty implements including nail clippers, files, scissors, tweezers and eyelash curlers. N.Y.C. New York Color is one of the most successful new cosmetics brands in the mass market. This highly recognizable brand of value cosmetics offers a complete collection of high quality products at opening price points. In our over-the-counter pharmaceutical segment, the Orajel brand is the leading oral analgesic in the mass market channels, as reported by Information Resources, Inc. The Orajel family of products has been developed with unique formulations specifically targeted at distinct oral pain and baby care indications. Our Dermarest brand is a complete line of non-prescription products for relief of psoriasis and eczema and is the market share leader in the psoriasis/eczema treatment category.


         The Company believes it has strong customer relationships with a diversified group of prominent retailers across multiple distribution channels including mass merchandisers, drug chains, drug wholesalers and food retailers and wholesalers. The Company has a strong track record of developing innovative new products and successful brand extensions. An in-house research and development department focuses on product development, clinical and regulatory affairs and quality control.

      RESULTS OF OPERATIONS

      SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2004 VERSUS JUNE 30, 2003


      Consolidated net sales for the second quarter ended June 30, 2004 were $102.9 million, an increase of $4.9 million (5.1%) compared to net sales of $98.0 million for the second quarter of 2003. Consolidated net sales for the six months ended June 30, 2004 were $186.0 million versus $191.3 million for the first six months ended June 30, 2003, a decrease of $5.3 million or 2.8%. The decrease in sales for the six months ended June 30, 2004 is attributable to production start-up problems in the first quarter of 2004 in connection with the transfer of the Company's principal manufacturing operations, for both the cosmetic and pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. As previously reported in the Form 10-Q for the first quarter ended March 31, 2004, the Company estimated that due to production start-up problems, net sales for the first quarter of 2004 were negatively impacted by approximately $14.1 million. Although sales for the second quarter increased by $4.9 million, the Company estimates that approximately $13.8 million of additional orders were not shipped in the second quarter of 2004 due to the continuation into the second quarter of production start-up problems. The company has made steady improvement in its production processes and anticipates that it will be back to its pre-relocation manufacturing efficiency levels before the end of the third quarter.

      The cosmetic segment of the business generated net sales for the second quarter ended June 30, 2004 of $82.1 million, an increase of approximately $3.5 million, or 4.5% compared to net sales of $78.6 million in the second quarter of 2003. Net sales for the six months ended June 30, 2004 were $147.3 million versus $154.8 million for the six months ended June 30, 2003. The Company estimates that approximately $11.0 million of orders were not shipped due to the continuation into the second quarter of production start-up problems. The Company's core cosmetic business remains strong, and as reported by ACNielsen, the Sally Hansen brand remains the number one brand in the mass market nail care category with a 26.5% share of market for the quarter ended June 30, 2004.

      The over-the-counter pharmaceutical segment of the business generated net sales for the second quarter ended June 30, 2004 of $20.9 million, an increase of $1.5 million, or 7.6% compared to net sales of $19.4 million in the second quarter of 2003. Net sales for the six months ended June 30, 2004 were $38.7 million versus $36.5 million for the six months ended June 30, 2003. The Company estimates that approximately $2.8 million of orders were not shipped due to the continuation into the second quarter of production start-up problems. The over-the-counter pharmaceutical business continues to grow and as reported by Information Resources, Inc., Orajel, the core brand of the pharmaceutical segment continues its leadership position in the oral analgesics category with a 29.5% share of market for the quarter.

      Cost of goods sold for the second quarter ended June 30, 2004 was $52.4 million, or 50.9% of net sales, compared to $47.2 million, or 48.1% of net sales for the quarter ended June 30, 2003. Cost of goods sold for the six months ended June 30, 2004 was $93.6 million or 50.3% of net sales compared to $92.8 million or 48.5% of net sales for the six months ended June 30, 2003. The unfavorable variance in cost of goods sold as a percentage of net sales is primarily due to higher production costs as a result of start-up problems which continued into the second quarter in connection with the transfer of manufacturing operations from Farmingdale, New York to Rocky Point, North Carolina.

      Selling and administrative expenses were $43.0 million, or 41.8% of net sales for the quarter ended June 30, 2004 compared to $40.2 million, or 41.0% of net sales for the second quarter of 2003. Selling and administrative expenses for the six months ended June 30, 2004 were $82.7 million or 44.5% of net sales compared to $79.8 or 41.7% of net sales for the six months ended June 30, 2003. The increase of selling and administrative expenses as a percentage of net sales for the second quarter of 2004 and for the six months ended June 30, 2004 compared to 2003 is primarily due to increased patent and trademark litigation costs and increased rent expense. Additionally, a recovery of $0.5 million was recorded in the second quarter of 2003 of a previously recorded charge related to the K-Mart Chapter XI bankruptcy filing.

      Merger related expenses were $216 thousand in the second quarter primarily related to legal and advisory fees incurred in connection with the proposed merger.

      Net interest expense for the three months ended June 30, 2004 of $0.8 million was approximately $0.2 million lower than the second quarter of 2003. Interest expense for the six months ended June 30, 2004 was $1.7 million, or $0.3 lower than the $2.0 million for the six months ended June 30, 2003. The decrease in interest expense for the six months of 2004 compared to the six months of 2003 is primarily due to the reduction of $6.7 million of average outstanding debt related to the 9.5% senior notes and a reduction in average borrowing rates of approximately 163 basis points. The decrease was partially offset by an increase in average outstanding borrowings of $9.5 million under the revolving credit agreement, an increase of $0.9 million in average outstanding borrowings under the bank line of credit, and an increase of $5.4 million in average outstanding borrowings under the mortgage on the North Carolina property.

      Income taxes for the six months ended June 30, 2004 are based on the Company's expected annual effective tax rate of 38.6% for 2004. The increase from the effective tax rate of 37.5% used for the six months ended June 30, 2003, is due primarily to an increase in state and local income taxes resulting from the reduction of available investment tax credits, an increase in the amount of permanent non-deductible expenses and the increased effect of such non-deductible expenses on taxable income for the period.

      Net earnings for the three months ended June 30, 2004 were $3.8 million, or $0.39 per basic share, compared to $4.9 million, or $0.51 per basic share for the second quarter of 2003. Net earnings for the six months ended June 30, 2004 were $4.4 million or $0.46 per basic share compared to $9.3 million or $0.97 per basic share for the six months ended June 30, 2003.The decrease in net earnings for the second quarter of 2004 as compared to prior year is directly attributable to higher production costs as a result of start-up problems which continued into the second quarter in connection with the transfer of the Company's principal manufacturing operations from Farmingdale, New York to Rocky Point, North Carolina.

      LIQUIDITY AND CAPITAL RESOURCES

      CASH FLOW OVERVIEW

      Cash and cash equivalents of $2.0 million at June 30, 2004 was approximately equal to the balance at December 31, 2003. For the six months ended June 30, 2004, $7.0 million was used in operating activities and $7.5 million was provided by financing activities. Cash of $5.4 million used for property, plant and equipment additions was partially offset by net proceeds of $4.8 million received from the sale of land and buildings.

      OPERATING ACTIVITIES

      Net cash used in operating activities for the six months ended June 30, 2004 of $7.0 million was primarily due to increases in inventories of $9.8 million, accounts receivable of $3.2 million and other assets of $1.7 million, partially offset by net earnings before depreciation and amortization of $4.4 million, and an increase in accounts payable of $2.3 million. The increase in inventories and accounts payable is due to the timing of purchases of raw materials and components to support projected sales levels and the inability to ship unfulfilled orders as a result of the start-up production problems. The increase in other assets is primarily related to increased inventories of displays to support projected product shipments.

      On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and severance benefits due under the union contract resulting from the plant closure, a charge of $2.0 million for severance costs and related benefits for approximately 360 union and non-union employees associated with this move was recorded in 2003. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. As of June 30, 2004, 356 union and non-union employees have been terminated and $1.6 million in severance benefits were paid. It is anticipated that approximately $313 thousand will be paid during the last six months of 2004.

      INVESTING ACTIVITIES

      Net cash used in investing activities of $5.4 million was primarily for expenditures related to tooling, plates & dies and machinery and equipment. The Company estimates that capital spending related to tooling, plates & dies, and machinery and equipment will approximate a total of $9.0 million for fiscal year 2004. In addition, net proceeds of $4.8 million were received from the sale of buildings and land.

      FINANCING ACTIVITIES

      Net cash provided by financing activities of $7.5 million was principally due to borrowings under a new line of credit agreement with a bank and net borrowings under the revolving credit facility.

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

        On April 13, 2004, the $45.0 million revolving credit agreement with banks was amended and restated. The amended facility provides credit of $45.0 million, extends the expiration to April 13, 2009, eliminates all fixed dollar covenants, and reduces the interest rate pricing to a range of 75 - 125 basis points over LIBOR depending on certain financial ratios. The Company has the option to borrow at prime rates or LIBOR. Covenants provide, among other things, for the maintenance of certain financial ratios. The agreement is unsecured and no compensating balances are required.

        On April 1, 2004, the lender under the mortgage covering the property in Barrie, Ontario agreed to extend the maturity of the mortgage from March 1, 2005 to April 1, 2009 and to reduce the interest rate from 8.38% to 6.37%.

        On April 29, 2004, the Company entered into a $5,000 Line of Credit agreement with a bank. The line of credit has certain cross default and merger provisions, expires on October 29, 2004, and does not include any financial covenants. The line of credit was fully drawn on May 26, 2004 with monthly interest payable at an annual rate of 2.4% and with a maturity date of September 29, 2004.

        On May 18, 2004, the mortgage covering the property in North Carolina was amended. The maturity of the mortgage was extended from March 15, 2010 to March 18, 2011 and the interest rate was fixed at 6.39%.

        The Company does not use any off-balance sheet financing arrangements.


        DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

        In order to aggregate all contractual obligations as of June 30, 2004, the Company has included the following table:

                                                        PAYMENTS DUE BY PERIOD
                                                        ----------------------
                                                           (In thousands)

                                                  LESS      1 - 2     2 - 3      3 - 5      AFTER 5
                                      TOTAL      1 YEAR     YEARS     YEARS      YEARS       YEARS
                                      -----      ------     -----     -----      -----       -----

Long-term debt                      $ 37,462   $    375   $    400   $    426   $ 13,845   $ 22,416
Revolving credit agreement            37,000       --         --         --       37,000       --
Note payable to bank                   5,000      5,000       --         --         --         --
Capital leases                           384        116        124        133         11       --
Operating leases                      32,033      3,770      3,344      2,966      5,552     16,401
                                    --------   --------   --------   --------   --------   --------

Total contractual obligations (a)   $111,879   $  9,261   $  3,868   $  3,525   $ 56,408   $ 38,817
                                    ========   ========   ========   ========   ========   ========

         (a) The Company expects to contribute approximately $4.3 million in fiscal year 2004 to fund its pension plans. These expected pension contributions are not included in the above table.


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


        PROMOTIONAL ALLOWANCES AND CO-OPERATIVE ADVERTISING

        The Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These sales incentives offered voluntarily by the Company to customers, without charge, that can be used in or that are exercisable by a customer as a result of a single exchange transaction, are recorded as a reduction of net sales at the later of the sale or the offer, and primarily allow customers to take deductions against amounts owed to the Company for product purchases. The Company also has co-operative advertising arrangements with retail customers to reimburse them for all or a portion of their advertising of the Company's products. The estimated liabilities for these co-operative advertising arrangements are recorded as advertising expenses as incurred, or in the period the related revenue is recognized, depending on the terms of the arrangement, and included in selling and administrative expenses, since the Company receives an identifiable benefit from retail customers for an amount equal to or less than the fair value of such advertising costs. These arrangements primarily allow retail customers to take deductions against amounts owed to the Company for product purchases. The Company regularly reviews and revises the estimated accruals for these promotional allowance and co-operative advertising programs. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.

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

        During the first quarter of 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying share, the expected volatility of the underlying share price, the expected dividends on the underlying share and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after December 15, 2004. The FASB intends to issue a final Statement during the fourth quarter of 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

        FORWARD - LOOKING STATEMENTS

        Management's Discussion and Analysis of the Results of Operations and Financial Condition and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends, certain risks, uncertainties and other factors that could cause actual results to differ materially from any future results implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: delays in introducing new products or failure of consumers to accept new products; actions by competitors, which may result in mergers, technology improvement or new product introductions; the dependence on certain national chain drug stores, food stores and mass merchandiser relationships due to the concentration of sales generated by such chains; changes in fashion-oriented color cosmetic trends; the effect on sales of lower retailer inventory targets; the effect on sales of political and/or economic conditions; the Company's estimates of costs and benefits, cash flow from operations and capital expenditures; interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments including the Company's qualitative and quantitative estimates as to market risk sensitive instruments; changes in product mix to products which are less profitable; shipment delays; depletion of inventory and increased production costs resulting from disruptions of operations at any of our manufacturing or distribution facilities; foreign currency fluctuations affecting our results of operations and the value of our foreign assets and liabilities; the relative prices at which we sell our products and our foreign competitors sell their products in the same market; our operating and manufacturing costs outside of the United States; changes in the laws, regulations and policies, including changes in accounting standards, that effect, or will effect, us in the United States and/or abroad; trends in the general economy; and Del's failure to consummate the merger with DLI Holding Corp. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Without limitation, use of the following words is intended to identify forward-looking statements: "may," "will," "should," "expect," "anticipate," "look forward to," "estimate," "indications," "intend," "plan," "momentum," or "continue" or the negative thereof or other variations thereon.

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

PART II - OTHER INFORMATION


Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                     Total Number of Shares
                                                                     (or Units) Purchased
                                                                      as Part of Publicly
                   Total Number of Shares   Average Price Paid per    Announced Programs
        Period      (or Units) Purchased    Share (or Unit)

        April              3,749                    $33.51                     --

        May               25,721                    $29.70                     --

        June                 373                    $30.68                     --
                   --------------           ----------------------   ----------------------

        Total             29,843(1)                 $30.19                    (2)
                   =============            ======================   =======================




           (1) Represents shares tendered by employees to pay for stock options exercised and shares withheld from options exercised to satisfy income tax liabilities on gains resulting from the exercise.

           (2) The Company does not have any publicly announced share repurchase program.


Item 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

           At the Company's annual meeting held on May 25, 2004, the shareholders re-elected Charles J. Hinkaty to the Board of Directors in accordance with proxies solicited pursuant to Section 14 of the Securities Exchange Act of 1934, as amended. In addition, the shareholders reapproved the Company's 1999 Amended and Restated Annual Incentive Plan. Votes were cast for each of such items as follows:

           ELECTION OF DIRECTOR           VOTES FOR          VOTES WITHHELD
           --------------------           ---------          --------------

           Charles J. Hinkaty             9,101,029               64,059


           RE-APPROVAL OF THE COMPANY'S 1999 AMENDED AND RESTATED ANNUAL INCENTIVE PLAN
           -----------------------------------------------------------------


                                        FOR           AGAINST        ABSTAIN
                                        ---           -------        -------

                                      6,849,694       477,910         33,592

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

                    The Company filed a Form 8-K with the SEC, dated July 2, 2004 to report under Item 5 of that Form that the Company entered into an Agreement and Plan of Merger with DLI Holding Corp. and DLI Acquisition Corp., a direct wholly-owned subsidiary of DLI Holding Corp., as of July 1, 2004. The Company also issued a press release dated July 2, 2004, announcing that it had entered into the Merger Agreement. Copies of the Agreement and Plan of Merger and press release were filed as exhibits to the Form 8-K.

                    The Company filed a Form 8-K with the SEC, dated July 30, 2004 to report under Item 12 of that Form that a press release was issued on July 29, 2004 announcing earnings for the three and six months ended June 30, 2004. A copy of the press release was filed as on exhibit to the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DEL LABORATORIES, INC.
                                                (Registrant)



           DATE:   AUGUST 4, 2004               /S/ DAN K. WASSONG
           -------------------------            ------------------
                                                Dan K. Wassong
                                                Chairman, President and
                                                Chief Executive Officer








           DATE:   AUGUST 4, 2004               /S/ ENZO J. VIALARDI
           ----------------------               --------------------
                                                Enzo J. Vialardi
                                                Executive Vice President and
                                                Chief Financial Officer