Form 10-Q
period 2004-09-30
DEL LABORATORIES INC
filed 2004-11-09
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

   |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                           COMMISSION FILE NO. 1-5439

                             DEL LABORATORIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                              13-1953103
- -------------------------------                              -------------------
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

                          YES (X)               NO ( )

The number of shares of Common Stock, $1 par value, outstanding as of November 8, 2004 was 9,754,549.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index

                                                                            PAGE
                                                                            ----

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of
               September 30, 2004 (unaudited) and December 31, 2003            3

           Consolidated Statements of Earnings for the three and nine
               months ended September 30, 2004 and 2003 (unaudited)            4

           Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2004 and 2003 (unaudited)            5

           Notes to Consolidated Financial Statements (unaudited)              6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                15

Item 4.    Controls and Procedures                                            24


Part II.   OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases
               of Equity Securities                                           24

Item 6.    Exhibits and Reports on Form 8-K                                   25

SIGNATURES                                                                    26


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                   DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                    September 30   December 31
                                                                        2004          2003
                                                                        ----          ----
                                                                     (UNAUDITED)
         ASSETS

Current assets:
         Cash and cash equivalents                                   $    2,365    $    2,113
         Accounts receivable, less allowance for doubtful accounts
            of $1,703 in 2004 and $4,391 in 2003                         81,241        75,130
         Inventories                                                    101,160        92,518
         Deferred income taxes                                            8,042         8,042
         Prepaid expenses and other current assets                        4,143         2,671
                                                                     ----------    ----------
                    Total current assets                                196,951       180,474

Property, plant and equipment, net                                       46,805        49,274
Intangibles arising from acquistions, net                                 7,250         7,761
Goodwill                                                                  6,282         6,282
Other assets                                                             14,248        13,262
Deferred income taxes                                                     6,159         6,159
                                                                     ----------    ----------
                    Total assets                                     $  277,695    $  263,212
                                                                     ==========    ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                           $      489    $    8,760
         Accounts payable                                                47,455        43,872
         Accrued liabilities                                             21,702        25,023
         Income taxes payable                                               200           307
                                                                     ----------    ----------
                    Total current liabilities                            69,846        77,962

Long-term pension liability, less current portion                         9,767         9,767
Deferred income taxes                                                     5,205         5,205
Deferred liability                                                        1,403         1,334
Long-term debt, less current portion                                     74,304        63,373
                                                                     ----------    ----------
                    Total liabilities                                   160,525       157,641
                                                                     ----------    ----------

Shareholders' equity:
         Preferred stock $ .01 par value, authorized
            1,000,000 shares; no shares issued                               --            --
         Common stock $1 par value, authorized
            20,000,000 shares; issued 10,000,000 shares                  10,000        10,000
         Additional paid-in capital                                       9,296         8,823
         Accumulated other comprehensive loss                            (2,291)       (2,594)
         Retained earnings                                              106,208        95,309
                                                                     ----------    ----------
                                                                        123,213       111,538

         Less: Treasury stock at cost, 250,065 shares
                in 2004 and 289,308 shares in 2003                       (5,541)       (5,325)
                Receivables for stock options exercised                    (502)         (642)
                                                                     ----------    ----------
                    Total shareholders' equity                          117,170       105,571
                                                                     ----------    ----------

                    Total liabilities and shareholders' equity       $  277,695    $  263,212
                                                                     ==========    ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30                    SEPTEMBER 30
                                                      ------------                    ------------
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
Net sales                                     $    115,552    $     99,716    $    301,565    $    291,055

Cost of goods sold                                  58,641          49,017         152,226         141,845
Selling and administrative expenses                 44,267          41,931         126,996         121,735
Severance expenses (note 8)                             14             119              17           1,969
Merger expenses (note 12)                            1,150              --           1,366              --
                                              ------------    ------------    ------------    ------------

Operating income                                    11,480           8,649          20,960          25,506

Other income (expense):
   Loss on sale of land and building                  (105)             --            (146)             --
   Interest expense, net                              (812)           (954)         (2,561)         (3,008)
   Other income (expense), net                         336             (31)           (128)             (4)
                                              ------------    ------------    ------------    ------------

Earnings before income taxes                        10,899           7,664          18,125          22,494
Income taxes                                         4,437           3,013           7,226           8,578
                                              ------------    ------------    ------------    ------------
Net earnings                                  $      6,462    $      4,651    $     10,899    $     13,916
                                              ============    ============    ============    ============

Earnings per common share:
   Basic                                      $       0.66    $       0.48    $       1.12    $       1.45
                                              ============    ============    ============    ============
   Diluted                                    $       0.62    $       0.46    $       1.05    $       1.38
                                              ============    ============    ============    ============

Weighted average common shares outstanding:
   Basic                                         9,742,000       9,692,000       9,731,000       9,628,000
                                              ============    ============    ============    ============
   Diluted                                      10,432,000      10,209,000      10,392,000      10,064,000
                                              ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SEPTEMBER 30
                                                                       ------------
                                                                    2004          2003
                                                                    ----          ----
Cash flows provided by (used in) operating activities:
Net earnings                                                     $   10,899    $   13,916
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                         6,209         6,051
Amortization of display fixtures                                      6,552         4,611
Provision (recovery) on allowance for doubtful accounts                  32          (167)
Tax benefit on stock options exercised                                  624         1,467
Loss on sale of land and building                                       146            --
Other non-cash operating items                                          (32)          140
Changes in operating assets and liabilities:
    Accounts receivable                                              (5,996)      (15,671)
    Inventories                                                      (8,334)       (5,561)
    Prepaid expenses and other current assets                        (1,596)         (636)
    Other assets                                                     (7,516)       (9,099)
    Accounts payable                                                  3,557         6,371
    Accrued liabilities                                              (3,693)        2,456
    Deferred liability                                                   69         1,271
    Income taxes receivable / payable                                   (89)          994
                                                                 ----------    ----------
          Net cash provided by operating activities                     832         6,143
                                                                 ----------    ----------
Cash flows provided by (used in) investing activities:
    Net proceeds from sale of land and building                       4,816           235
    Property, plant and equipment additions                          (7,637)      (14,601)
                                                                 ----------    ----------
         Net cash used in investing activities                       (2,821)      (14,366)
                                                                 ----------    ----------
Cash flows provided by (used in) financing activities:
    Principal borrowings under revolving credit agreement, net        3,000        11,000
    Principal payments under mortgages                                 (289)         (113)
    Principal payment under senior notes                                 --        (8,000)
    Repayment of mortgage                                                --        (3,865)
    Borrowings under mortgage and construction loan                      --        12,312
    Payment of capital lease obligations                                (83)          (78)
    Proceeds from the exercise of stock options                         244           100
    Acquisition of treasury stock                                      (611)       (1,408)
                                                                 ----------    ----------
          Net cash provided by financing activities                   2,261         9,948
                                                                 ----------    ----------
Effect of exchange rate changes on cash                                 (20)           26
                                                                 ----------    ----------
Net increase in cash and cash equivalents                               252         1,751

Cash and cash equivalents at beginning of year                        2,113           501
                                                                 ----------    ----------
Cash and cash equivalents at end of period                       $    2,365    $    2,252
                                                                 ==========    ==========

Supplemental disclosures:
Cash paid for:
    Interest                                                     $    2,285    $    2,480
    Income taxes                                                 $    6,960    $    6,161

Non-cash transactions:
    Shares tendered by optionees to exercise stock options       $    1,886    $    5,722
    Equipment acquired under capitalized leases                  $       --    $      543

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

      Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. Amortization of display fixtures, previously included in the cash flow statements in other assets as net cash provided by operating activities, has been reclassified as a separate line item, amortization of display fixtures, in net cash provided by operating activities.

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

                                                    Three Months Ended      Nine Months Ended
                                                       September 30            September 30
                                                       ------------            ------------
                                                     2004        2003        2004        2003
                                                     ----        ----        ----        ----
      Net earnings, as reported                    $  6,462    $  4,651    $ 10,899    $ 13,916
      Deduct:  Total stock-based employee
         compensation expense determined under
         fair value based method for all awards
         net of related tax effects                $   (459)   $   (574)   $ (1,496)   $ (1,722)
                                                   --------    --------    --------    --------
      Pro forma net earnings                       $  6,003    $  4,077    $  9,403    $ 12,194
                                                   ========    ========    ========    ========

      Earnings per share:
           Basic - as reported                     $   0.66    $   0.48    $   1.12    $   1.45
                                                   ========    ========    ========    ========
           Basic - pro forma                       $   0.62    $   0.42    $   0.97    $   1.27
                                                   ========    ========    ========    ========

           Diluted - as reported                   $   0.62    $   0.46    $   1.05    $   1.38
                                                   ========    ========    ========    ========
           Diluted - pro forma                     $   0.58    $   0.40    $   0.90    $   1.21
                                                   ========    ========    ========    ========

      The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the third quarter of 2003: dividend yield 0%; expected lives of 5.0 years; risk-free interest rate of 2.60%; and expected volatility of 33.2%. The weighted-average fair value of options granted during the third quarter of 2003 was $7.97. The Company did not issue any new stock options during the third quarter of 2004.

      Weighted-average assumptions for the first nine months of 2003, were: dividend yield 0%; expected lives of 5.0 years; risk-free interest rate of 2.51%; and expected volatility of 33.2%. The weighted-average fair value of options granted during the first nine months of 2003 was $7.42. The Company did not issue any new stock options during the first nine months of 2004.

      During the first quarter of 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying share, the expected volatility of the underlying share price, the expected dividends on the underlying share and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first reporting period beginning after June 15, 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

3.    INVENTORIES

      Inventories are valued at the lower of cost (principally first-in / first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories were as follows:

                                     September 30    December 31
                                         2004            2003
                                         ----            ----

            Raw Materials              $ 56,847        $ 40,586
            Work in Process               5,455           4,856
            Finished Goods               38,858          47,076
                                       --------        --------
                                       $101,160        $ 92,518
                                       ========        ========

4.    INTANGIBLES

      Intangibles arising from acquisitions were as follows:

                                                     September 30, 2004
                                                     ------------------
                                         Gross Carrying  Accumulated    Net Book
                                              Value      Amortization     Value
                                              -----      ------------     -----

            Intellectual property rights    $ 10,558       $  3,402     $  7,156
            Trademarks and other               3,060          2,966           94
                                            --------       --------     --------
                                            $ 13,618       $  6,368     $  7,250
                                            ========       ========     ========

                                                     December 31, 2003
                                                     -----------------
                                         Gross Carrying  Accumulated    Net Book
                                              Value      Amortization     Value
                                              -----      ------------     -----

            Intellectual property rights    $ 10,558       $  3,006     $  7,552
            Trademarks and other               3,060          2,851          209
                                            --------       --------     --------
                                            $ 13,618       $  5,857     $  7,761
                                            ========       ========     ========

      Amortization expense was $171 and $170 for the three months ended September 30, 2004 and 2003, respectively, and amounted to $511 and $509 for the nine months ended September 30, 2004 and 2003, respectively. The estimated amortization expense for the fiscal years ending December 31, 2004, 2005, 2006, 2007 and 2008, is $681, $531, $531, $531 and $531,
      respectively. The useful lives for intellectual property rights, trademarks and other are 20 years.

5.    LONG - TERM DEBT

      Long - term debt consisted of the following:

                                                             September 30    December 31
                                                                 2004            2003
                                                                 ----            ----
            Senior notes                                       $ 24,000        $ 24,000
            Notes payable under revolving credit agreement       37,000          34,000
            Mortgages on land and buildings                      13,437          13,694
            Obligations under capital leases                        356             439
                                                               --------        --------
                                                               $ 74,793        $ 72,133
            Less current portion                                    489           8,760
                                                               --------        --------
                                                               $ 74,304        $ 63,373
                                                               ========        ========

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

      COMPONENTS OF NET PERIOD BENEFIT COST

      The components of net periodic benefit costs for the Company's domestic plans are set forth in the following tables:

                                                                 Three Months Ended
                                                                 September 30, 2004
                                                       -------------------------------------
                                                        Del Non-    Del Lacross
                                                       Union Plan       Plan          Serp
                                                       ----------       ----          ----
      Service Cost                                      $    770      $     --      $     13
      Interest Cost                                          578            19           106
      Expected return on plan assets                        (516)          (18)           --
      Recognized prior service cost                           13            --            37
      Recognized net (gain) loss                             191             4            (3)
                                                        --------      --------      --------

      Net periodic cost                                 $  1,036      $      5      $    153
                                                        ========      ========      ========

                                                                 Nine Months Ended
                                                                September 30, 2004
                                                       -------------------------------------
                                                        Del Non-    Del Lacross
                                                       Union Plan       Plan          Serp
                                                       ----------       ----          ----
      Service Cost                                      $  2,310      $     --      $     39
      Interest Cost                                        1,734            57           318
      Expected return on plan assets                      (1,548)          (54)           --
      Recognized prior service cost                           39            --           111
      Recognized net (gain) loss                             573            12            (9)
                                                        --------      --------      --------

      Net periodic cost                                 $  3,108      $     15      $    459
                                                        ========      ========      ========

                                                                Three Months Ended
                                                                September 30, 2003
                                                       -------------------------------------
                                                        Del Non-    Del Lacross
                                                       Union Plan       Plan          Serp
                                                       ----------       ----          ----
      Service Cost                                      $    648      $     --      $     13
      Interest Cost                                          514            21           103
      Expected return on plan assets                        (394)          (26)           --
      Recognized prior service cost                           12            --            69
      Recognized net (gain) loss                             182             3           (22)
                                                        --------      --------      --------

      Net periodic cost                                 $    962      $     (2)     $    163
                                                        ========      ========      ========

                                                                 Nine Months Ended
                                                                September 30, 2003
                                                       -------------------------------------
                                                        Del Non-    Del Lacross
                                                       Union Plan       Plan          Serp
                                                       ----------       ----          ----
      Service Cost                                      $  1,944      $     --      $     39
      Interest Cost                                        1,542            63           309
      Expected return on plan assets                      (1,182)          (78)           --
      Amortization of unrecognized transition asset           (1)           --            --
      Recognized prior service cost                           37            --           207
      Recognized net (gain) loss                             546             9           (66)
                                                        --------      --------      --------

      Net periodic cost                                 $  2,886      $     (6)     $    489
                                                        ========      ========      ========

      CONTRIBUTIONS

      The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute in 2004 approximately $5,215 and $808, to its Non-Union Plan and SERP respectively, and did not anticipate that a contribution would be made to the LaCross Plan. As of September 30, 2004, $3,505 and $11 of contributions have been made to the Non-Union Plan and SERP, respectively, and no contributions have been made to the LaCross Plan. The Company presently anticipates contributing an additional $772 to fund its Non-Union Plan for a total of $4,277, contributing an additional $4 to fund its SERP for a total of $15 and making no additional contributions to the LaCross Plan. The decrease in the expected contribution to the Non-Union Plan for 2004 is due to a change, in April 2004, in the minimum funding requirement rules for 2004. The significant decrease in the expected contribution to the SERP is due to the fact that participants over 65 who were assumed to be retiring during the first quarter of 2004 did not retire.

7.    SALE OF LAND AND BUILDINGS

      On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party for gross proceeds of $3,335, which was reduced by $160 for closing costs. In addition, $235 of the sales price was paid by the purchaser on February 13, 2003, in accordance with the original terms of the transaction. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company which was exercised by the buyer on June 30, 2004. The improved land and buildings were sold for gross proceeds of $5,000, which was reduced by $320 for closing costs and increased by $136 for other closing adjustments, resulting in net proceeds of $4,816. The improved land and buildings had a book value at June 30, 2004 of $4,513. After closing costs of $320 and other transaction related expenses of $313, the sale resulted in a loss of $146 ($88 after-tax).

8.    CLOSURE OF FARMINGDALE PLANT

      On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $1,850 for severance costs and related benefits for approximately 360 union and non-union employees associated with this move was recorded during the six months ended June 30, 2003. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. During the first quarter of 2004, a provision of $56 was recorded for such earned severance benefits, net of adjustments of $66 to the initial accrual, which resulted in a net recovery of $10. During the second quarter of 2004, a provision of $18 was recorded for such earned severance benefits, net of adjustments of $5 to the initial accrual, which resulted in a net provision of $13. During the third quarter of 2004, a provision of $12 was recorded for such earned severance benefits, plus adjustments of $2 to the initial accrual, which resulted in a total provision of $14. During 2004 and 2003, $135 and $127, respectively, of relocation and other move related costs were expensed as incurred. The Company estimates that a total of approximately $3 (Cosmetic segment - $2; Pharmaceutical segment - $1), will be incurred for additional severance, relocation and other move related costs during the fourth quarter of 2004. As of September 30, 2004, 359 union and non-union employees have been terminated and $1,916 in severance benefits was paid.

      A summary of the activity in the accrual for the plant closure was as follows:

            Balance December 31, 2003            $  1,714

                    Provision                          86
                    Payments                       (1,597)
                    Adjustments                       (69)
                                                 --------

            Balance September 30, 2004           $    134
                                                 ========

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

      On November 20, 2003, the Company's Board of Directors approved a 5% stock dividend. As a result, 462,998 shares of treasury stock were issued on December 29, 2003 to shareholders of record on December 1, 2003. Accordingly, the weighted-average common shares outstanding in the consolidated statement of earnings for the three and nine months ended September 30, 2003, have been adjusted to reflect the dividend.

      A reconciliation between the numerators and denominators of the basic and diluted earnings per common share were as follows:

                                                             Three Months Ended      Nine Months Ended
                                                                September 30            September 30
                                                                ------------            ------------
                                                              2004        2003        2004        2003
                                                              ----        ----        ----        ----
      Net earnings (numerator)                              $  6,462    $  4,651    $ 10,899    $ 13,916
                                                            --------    --------    --------    --------

      Weighted-average common shares
           (denominator for basic earnings per share)          9,742       9,692       9,731       9,628

      Effect of dilutive securities:
           Employee stock options                                690         517         661         436
                                                            --------    --------    --------    --------

      Weighted-average common and potential
           common shares outstanding
           (denominator for diluted earnings per share)       10,432      10,209      10,392      10,064
                                                            ========    ========    ========    ========

      Basic earnings per share                              $   0.66    $   0.48    $   1.12    $   1.45
                                                            ========    ========    ========    ========

      Diluted earnings per share                            $   0.62    $   0.46    $   1.05    $   1.38
                                                            ========    ========    ========    ========

      Employee stock options of approximately 484,000 shares for the nine months ended September 30, 2003 were not included in the net earnings per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive shares for the three and nine months ended September 30, 2004 and for the three months ended September 30, 2003.

      As a result of stock options exercised during the nine months ended September 30, 2004, the corresponding tax benefit of $624 was recorded as a reduction to income taxes payable and as an increase in additional paid-in capital.

10.   COMPREHENSIVE INCOME

      The components of comprehensive income for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                            Three Months Ended       Nine Months Ended
                                                               September 30             September 30
                                                               ------------             ------------
                                                             2004        2003         2004        2003
                                                             ----        ----         ----        ----
            Net earnings                                   $  6,462    $  4,651     $ 10,899    $ 13,916

            Foreign currency translation gain / (loss)          532          (8)         303       1,828
                                                           --------    --------     --------    --------

            Total comprehensive income                     $  6,994    $  4,643     $ 11,202    $ 15,744
                                                           ========    ========     ========    ========

11.   SEGMENT INFORMATION

      The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary oral analgesics, baby care products and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's 2003 Form 10-K. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments; depreciation of unallocated assets is charged to the Cosmetic segment.

                                                          Three Months Ended          Nine Months Ended
                                                             September 30                September 30
                                                             ------------                ------------
                                                          2004          2003          2004          2003
                                                          ----          ----          ----          ----
            Net sales:
                  Cosmetic                              $ 93,187      $ 79,641      $240,503      $234,475
                  Pharmaceutical                          22,365        20,075        61,062        56,580
                                                        --------      --------      --------      --------
                  Consolidated                          $115,552      $ 99,716      $301,565      $291,055
                                                        ========      ========      ========      ========

            Operating income:
                  Cosmetic                              $  6,727      $  5,283      $ 10,467      $ 17,042
                  Pharmaceutical                           4,753         3,366        10,493         8,464
                                                        --------      --------      --------      --------
                  Consolidated                          $ 11,480      $  8,649      $ 20,960      $ 25,506

            Other  income (expense):
                  Loss on sale of land and building     $   (105)     $     --      $   (146)     $     --
                  Interest expense, net                 $   (812)     $   (954)     $ (2,561)     $ (3,008)
                  Other income (expense), net           $    336      $    (31)     $   (128)     $     (4)
                                                        --------      --------      --------      --------
            Earnings before income taxes                $ 10,899      $  7,664      $ 18,125      $ 22,494
                                                        ========      ========      ========      ========

            Depreciation and amortization:
                  Cosmetic                              $  1,917      $  1,918      $  5,872      $  5,757
                  Pharmaceutical                             113           107           337           294
                                                        --------      --------      --------      --------
                  Consolidated                          $  2,030      $  2,025      $  6,209      $  6,051
                                                        ========      ========      ========      ========
            Amortization of display fixtures:
                  Cosmetic                              $  2,261      $  1,714      $  6,552      $  4,611
                  Pharmaceutical                              --            --            --            --
                                                        --------      --------      --------      --------
                  Consolidated                          $  2,261      $  1,714      $  6,552      $  4,611
                                                        ========      ========      ========      ========

      For the three months ended September 30, 2004, severance expenses of $14 was included in the operating income of the segments, as follows: Cosmetic
      - $9 and Pharmaceutical - $5. For the nine months ended September 30, 2004, severance expense of $17 was included in the operating income of the segments, as follows: Cosmetic - $11 and Pharmaceutical - $6. For the three months ended September 30, 2003, severance expenses of $119 was included in the operating income of the segments as follows: Cosmetic - $77 and Pharmaceutical - $42. For the nine months ended September 30, 2003, severance expenses of $1,969 was included in the operating income of the segments as follows: Cosmetic - $1,280 and Pharmaceutical - $689.

      Operating income for 2003 includes an estimated recovery of $511 related to a 2001 charge for the K-Mart Chapter XI bankruptcy filing, recorded in the second quarter of 2003. Of this amount, $431 was attributable to the Cosmetic segment and $80 was attributable to the Pharmaceutical segment.

12.   MERGER AGREEMENT

      On July 2, 2004, the Company announced it signed a definitive merger agreement to be acquired by DLI Holding Corp. in a cash transaction. Subsequent to the merger, DLI Holding Corp. will be owned by affiliates of Kelso & Company along with certain members of the Company's current management. An affiliate of Church & Dwight Co., Inc. will own non-voting preferred stock. Under the merger agreement, each outstanding share of Del Laboratories, Inc. common stock will be converted into the right to receive $35 per share in cash, without interest. Following the close of the transaction, which is expected to occur in the fourth quarter of 2004 or in January 2005, Del Laboratories, Inc. will become a wholly owned subsidiary of DLI Holding Corp. and will cease to be a publicly traded company. Financing commitments for the acquisition have been received by Kelso & Company. Consummation of the transaction is subject to satisfaction of certain conditions, including approval by the Company's shareholders and receipt by DLI of the necessary financing proceeds. DLI's financing is subject to certain conditions including the reasonable satisfaction of DLI's financing sources that the Company has achieved a minimum of $46 million in consolidated EBITDA for the 12 month periods ended on the last day of the most recent fiscal quarter, for which financial statements are available, and the last day of the most recent fiscal month, for which financial statements are available, prior to consummation of the merger. If the closing occurred as of the date hereof using financial information at September 30, 2004, the Company believes that the minimum EBITDA level would be achieved. DLI's financing sources are not required to confirm whether this condition has been satisfied until the closing. Expenses related to the merger of approximately $1.2 million for legal and advisory fees were incurred in the third quarter of 2004 and $216 were incurred in the second quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 2, 2004, the Company announced it signed a definitive merger agreement to be acquired by DLI Holding Corp. in a cash transaction. Subsequent to the merger, DLI Holding Corp. will be owned by affiliates of Kelso & Company along with certain members of the Company's current management. An affiliate of Church & Dwight Co., will own non-voting preferred stock. Under the merger agreement, each outstanding share of Del Laboratories, Inc. common stock will be converted into the right to receive $35 per share in cash, without interest. Following the close of the transaction, which is expected to occur in the fourth quarter of 2004, Del Laboratories, Inc. will become a wholly owned subsidiary of DLI Holding Corp. and will cease to be a publicly traded company. Financing commitments for the acquisition have been received by Kelso & Company. Consummation of the transaction is subject to satisfaction of certain conditions, including approval by the Company's shareholders and receipt by DLI of the necessary financing proceeds. DLI's financing is subject to certain conditions including the reasonable satisfaction of DLI's financing sources that the Company has achieved a minimum of $46 million in consolidated EBITDA for the 12 month periods ended on the last day of the most recent fiscal quarter, for which financial statements are available, and the last day of the most recent fiscal month, for which financial statements are available, prior to consummation of the merger. If the closing occurred as of the date hereof using financial information at September 30, 2004, the Company believes that the minimum EBITDA level would be achieved. DLI's financing sources are not required to confirm whether this condition has been satisfied until the closing. Expenses related to the merger of approximately $1.2 million for legal and advisory fees were incurred in the third quarter of 2004 and $216 were incurred in the second quarter.

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

RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS SEPTEMBER 30, 2003

Consolidated net sales for the third quarter ended September 30, 2004 were $115.6 million, an increase of $15.8 million (15.9%) compared to net sales of $99.7 million for the third quarter of 2003. Consolidated net sales for the nine months ended September 30, 2004 were $301.6 million versus $291.1 million for the first nine months of 2003, an increase of $10.5 million or 3.6%. Sales for the nine months ended September 30, 2004 were negatively impacted by production start-up problems during the first and second quarters of 2004 in connection with the transfer of the Company's principal manufacturing operations, for both the cosmetic and pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. As previously reported in the Form 10Q for the second quarter ended June 30, 2004, the Company estimates that due to the production start-up problems, net sales for the first quarter of 2004 were negatively impacted by approximately $14.1 million, and net sales for the second quarter were negatively impacted by approximately $13.8 million. The Company has continued to make steady improvement in its production processes and is currently achieving the manufacturing efficiency levels that were anticipated prior to the relocation, and expects to continue to achieve these efficiency levels.

The cosmetic segment of the business generated net sales for the third quarter ended September 30, 2004 of $93.2 million, an increase of approximately $13.5 million, or 17.0% compared to net sales of $79.6 million in the third quarter of 2003. Net sales for the nine months ended September 30, 2004 were $240.5 million, compared to net sales of $234.5 million for the nine months ended September 30, 2003. The Company estimates that due to the production start-up problems, net sales for the first nine months of 2004 were negatively impacted by approximately $11.0 million in the first quarter and $11.0 million in the second quarter of 2004. The Company's core cosmetics business remains strong, and as reported by ACNielsen, the Sally Hansen brand remains the number one brand in the mass market nail care category with a 27.0% share of market for the quarter ended September 30, 2004.

The over-the-counter pharmaceutical segment of the business generated net sales for the third quarter ended September 30, 2004 of $22.4 million, an increase of $2.3 million, or 11.4% compared to net sales of $20.1 million in the third quarter of 2003. Net sales for the nine months ended September 30, 2004 were $61.1 million, an increase of $4.5 million, or 7.9% compared to net sales of $56.6 million for the nine months ended September 30, 2003. The Company estimates that due to the production start-up problems, net sales for the first nine months of 2004 were negatively impacted by approximately $3.1 million in the first quarter and $2.8 million in the second quarter of 2004. The over-the-counter pharmaceutical business continues to grow and as reported by Information Resources, Inc., Orajel, the core brand of the pharmaceutical segment continues its leadership position in the oral analgesics category with a 30.4% share of market for the quarter.

Cost of goods sold for the third quarter ended September 30, 2004 was $58.6 million, or 50.7% of net sales, compared to $49.0 million, or 49.2% of net sales for the quarter ended September 30, 2003. Cost of goods sold for the nine months ended September 30, 2004 were $152.2 million, or 50.5% of net sales compared to $141.8 million, or 48.7% of net sales for the nine months ended September 30, 2003. The increase in cost of goods sold as a percentage of net sales for the third quarter ended September 30, 2004 is primarily due to a change in product sales mix within the cosmetic segment. The increase in cost of goods sold as a percentage of net sales for the nine months ended September 30, 2004 is primarily due to higher production costs as a result of start-up problems during the first and second quarters of 2004 in connection with the transfer of manufacturing operations from Farmingdale, New York to Rocky Point, North Carolina.

Selling and administrative expenses were $44.3 million, or 38.3% of net sales for the quarter ended September 30, 2004 compared to $41.9 million, or 42.1% of net sales for the third quarter of 2003. Selling and administrative expenses for the nine months ended September 30, 2004 were $127.0 million, or 42.1% of net sales compared to $121.7 million, or 41.8% of net sales for the nine months ended September 30, 2003. The decrease in selling and administrative expenses as a percentage of net sales for the three months ended September 30, 2004 compared to the prior year is primarily due to the increase in net sales. The increase in selling and administrator expenses as a percentage of net sales for the nine months ended September 30, 2004 compared to the prior year is primarily due to increased patent and trademark litigation costs during the first six months of 2004.

Expenses of $1.2 million were incurred in the third quarter of 2004 and $1.4 million were incurred for the nine months ended September 30, 2004, primarily related to legal and advisory fees incurred in connection with the proposed merger.

Net interest expense for the three months ended September 30, 2004 of $0.8 million was approximately $0.1 million lower than the third quarter of 2003. Interest expense for the nine months ended September 30, 2004 was $2.6 million, or $0.4 million lower than the $3.0 million for the nine months ended September 30, 2003. The decrease in interest expense for the nine months ended September 30, 2004 is primarily due to the reduction of $4.4 million of average outstanding debt related to the senior notes and a reduction in average borrowing rates of approximately 137 basis points. The decrease was partially offset by an increase in average borrowings of $5.8 million under the revolving credit agreement, an increase of $2.3 million in average outstanding borrowings under the bank line of credit, and an increase of $3.9 million in average outstanding borrowings under the mortgage on the North Carolina property.

Other income (net) for the three months ended September 30, 2004 was $0.3 million, an improvement of $0.4 million compared to the three months ended September 30, 2003 due primarily to gains on foreign exchange transactions.

Income taxes for the nine months ended September 30, 2004 are based on the Company's expected annual effective tax rate of 39.9% for 2004. The increase from the effective tax rate of 38.1% used for the nine months ended September 30, 2003, is due primarily to an increase in state and local income taxes resulting from the reduction of available investment tax credits, an increase in the amount of permanent non-deductible expenses and the effect of such non-deductible expenses on taxable income for the period.

Net earnings for the three months ended September 30, 2004 were $6.5 million, or $0.66 per basic share, compared to $4.7 million, or $0.48 per basic share for the third quarter of 2003. The third quarter of 2004 includes an after-tax charge of approximately $1.1 million, or $0.11 per basic share for costs related to the definitive merger agreement announced on July 2, 2004.

Net earnings for the nine months ended September 30, 2004 were $10.9 million, or $1.12 per basic share compared to $13.9 million, or $1.45 per basic share for the nine months ended September 30, 2003. The decrease in net earnings for the nine months of 2004 as compared to prior year is directly attributable to higher production costs as a result of start-up problems during the first and second quarters of 2004 in connection with the transfer of the Company's principal manufacturing operations from Farmingdale, New York to Rocky Point, North Carolina. The nine month results of 2004 include an after-tax charge of approximately $1.2 million, or $0.13 per basic share for costs related to the definitive merger agreement. The nine months of 2003 include after-tax charges of approximately $1.2 million, or $0.13 per basic share for severance and related costs in connection with the transfer of the Company's principal manufacturing operations to Rocky Point, North Carolina from Farmingdale, N.Y.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Cash and cash equivalents of $2.4 million at September 30, 2004 was approximately $0.2 million higher than the balance at December 31, 2003. For the nine months ended September 30, 2004 approximately $2.3 million was provided by financing activities, $0.8 million was provided by operating activities, and $2.8 million was used in investing activities. Cash of approximately $7.6 million used for property, plant and equipment additions was partially offset by net proceeds of $4.8 million received from the sale of land and buildings.

OPERATING ACTIVITIES

Net cash provided by operating activities for the nine months ended September 30, 2004 of $0.8 million was primarily due to net earnings of $10.9 million, depreciation and amortization of $6.2 million, amortization of display fixtures of $6.6 million, and an increase in accounts payable of $3.6 million, partially offset by increases in accounts receivable of $6.0 million, inventories of $8.3 million, and accrued liabilities of $3.7 million. The increase in inventories and accounts payable is due to the timing of material purchases to support projected sales levels and the inability in the first and second quarters to ship unfilled orders due to start-up production problems.

On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and severance benefits due under the union contract resulting from the plant closure, a charge of $2.0 million for severance costs and related benefits for approximately 360 union and non-union employees associated with this move was recorded in 2003. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. As of September 30, 2004, 359 union and non-union employees have been terminated and $1.9 million in severance benefits were paid. It is anticipated that approximately $87 thousand will be paid during the last three months of 2004.

INVESTING ACTIVITIES

Net cash used in investing activities of $2.8 million was due to expenditures of $7.6 million related to tooling, plates & dies, and machinery and equipment, partially offset by net proceeds of $4.8 million from the sale of land and building. The Company estimates that capital spending related to tooling, plates & dies, and machinery and equipment will approximate $9.0 million for fiscal year ending December 31, 2004.

FINANCING ACTIVITIES

Net cash provided by financing activities of $2.3 million was principally due to borrowings of $3.0 million under the revolving credit facility, partially offset by $0.6 million related to the acquisition of treasury stock in connection with the exercise of stock options.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

In order to aggregate all contractual obligations as of September 30, 2004, the Company has included the following table:

                                                             PAYMENTS DUE BY PERIOD
                                                             ----------------------
                                                                 (In thousands)

                                                   Less        1 - 2       2 - 3       3 - 5      After 5
                                       Total      1 Year       Years       Years       Years       Years
                                       -----      ------       -----       -----       -----       -----
Long-term debt                       $ 37,437    $    370    $    404    $    434    $ 13,900    $ 22,329
Revolving credit agreement             37,000          --          --          --      37,000          --
Capital leases                            356         119         126         105           6          --
Operating leases                       31,546       3,894       3,432       2,969       5,530      15,721
                                     --------    --------    --------    --------    --------    --------

Total contractual obligations (a)    $106,339    $  4,383    $  3,962    $  3,508    $ 56,436    $ 38,050
                                     ========    ========    ========    ========    ========    ========

(a) The Company expects to contribute approximately $4.3 million in fiscal year 2004 to fund its pension plans. These expected pension contributions are not included in the above table.

FUTURE CAPITAL REQUIREMENTS

The Company's near-term cash requirements are primarily related to the funding of operations, capital expenditures and interest obligations on outstanding debt. The Company believes that cash flows from operating activities, cash on hand and amounts available from the credit facility will be sufficient to enable the Company to meet its anticipated cash requirements for 2005. However, there can be no assurance that the combination of cash flow from future operations, cash on hand and amounts available from the credit facility will be sufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for its products or reduced sales, such developments, if significant, would reduce the Company's cash flow from operations and could adversely affect the Company's ability to achieve certain financial covenants under the senior note and revolving credit agreements. If the Company is unable to satisfy such financial covenants, the Company could be required to adopt one or more alternatives, such as reducing or delaying certain operating expenditures and/or delaying capital expenditures.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company makes estimates and assumptions in the preparation of its financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and which require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

During the first quarter of 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying share, the expected volatility of the underlying share price, the expected dividends on the underlying share and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first reporting period beginning after June 15, 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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

The Company is continuing to perform the systems and process evaluation testing of its internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls over financial reporting. As a result, the evaluation and testing continues to require significant costs and management time. In the course of its ongoing evaluation and testing, management has identified certain deficiencies and implemented remediation plans or is in the process of planning remediation for the deficiencies.

PART II - OTHER INFORMATION


Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                   ISSUER PURCHASES OF EQUITY SECURITIES

                                                                     Total Number of Shares
                                                                      (or Units) Purchased
                   Total Number of Shares   Average Price Paid per     as Part of Publicly
      Period        (or Units) Purchased        Share (or Unit)        Announced Programs
      July                    309                   $34.26                      --

      August                   --                       --                      --

      September            37,930                   $33.68                      --
                    --------------------     --------------------     --------------------

      Total                38,239 (1)               $33.71                      (2)
                    ====================     ====================     ====================

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

            The Company filed a Form 8-K with the SEC, dated October 28, 2004 to report under Item 12 of that Form that a press release was issued on October 27, 2004 announcing earnings for the three and nine months ended September 30, 2004. A copy of the press release was filed as an exhibit to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DEL LABORATORIES, INC.
                                                 (Registrant)


      DATE: NOVEMBER 8, 2004                     /S/ DAN K. WASSONG
      -------------------------                  ------------------
                                                 Dan K. Wassong
                                                 Chairman, President and
                                                 Chief Executive Officer


      DATE: NOVEMBER 8, 2004                     /S/ ENZO J. VIALARDI
      ----------------------                     --------------------
                                                 Enzo J. Vialardi
                                                 Executive Vice President and
                                                 Chief Financial Officer