Form 10-K/A
period 2003-12-31
DEL LABORATORIES INC
filed 2004-12-07
CIK 27751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


(MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                                      NONE
                    ----------------------------------------

           Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                 Part of the Form 10-K into
                                                 which the Document is
DOCUMENT                                         INCORPORATED
-------------------------------------------      -------------------------------
Definitive Proxy Statement for 2004 Annual       Part III, Items 10,11,12 and 13
Meeting of Stockholders

                             DEL LABORATORIES, INC.
                                   FORM 10-K/A
                                (Amendment No. 1)
--------------------------------------------------------------------------------

                      For the Year Ended December 31, 2003

                                EXPLANATORY NOTE

           This Amendment No. 1 on Form 10-K/A (this "Amendment") amends and restates Items 7 and 15 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004 (the "Original Filing"). Del Laboratories, Inc. (the "Company") has filed this Amendment solely to reclassify amortization of display fixtures owned by the Company and located at the Company's customers. In the Original Filing such amortization was included in the Consolidated Statements of Cash Flows in Other Assets, a component of Net Cash Provided By Operating Activities. The Amendment reclassifies such amortization as a separate line item, also in Net Cash Provided By Operating Activities, specifically identifying amortization related to display fixtures. These reclassifications have no net effect on Net Cash Provided By Operating Activities.

           A description of these reclassifications is provided in Note 1, a summary of their effect is provided in the Consolidated Statements of Cash Flows to the Consolidated Financial Statements and the effect on segment data is provided in Note 16. This Amendment also includes corresponding textual changes in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. This Amendment has no effect on the Balance Sheets, Statements of Income, and Statements of Changes in Stockholders' Equity, and more specifically, does not affect net income, earnings per share, total cash flows, current assets, total assets, current liabilities, total stockholders' equity or other information as presented in the Original Filing.

           Other information contained herein has not been updated. Therefore, this Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

As discussed in more detail throughout our MD&A:

o We recognized a charge of $2,033,000 ($1,255,000 after-tax, or $0.13 per basic share) during fiscal 2003 for severance costs and related benefits associated with the transfer of our principal manufacturing operations from New York to North Carolina.

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

OPERATING ACTIVITIES

Net cash provided by operating activities in fiscal year 2003 was $8.7 million due primarily to net earnings of $20.4 million, depreciation and amortization of $8.3 million, and amortization of display fixtures of $6.3 million and an increase in accounts payable of $10.8 million. These increases in net cash provided by operating activities were partially offset by increases in accounts receivable of $23.6 million and increases in inventories of $10.9 million. The increases in accounts payable and inventories are due to the timing of purchases of raw materials and components to support projected sales levels. The increase in accounts receivable is due to the timing of shipments during the fourth quarter of 2003.

Net cash provided by operating activities in fiscal year 2002 was $13.8 million due primarily to net earnings of $19.5 million, depreciation and amortization of $7.6 million, and amortization of display fixtures of $3.5 million and an increase in accounts payable of $10.8 million. These increases in net cash provided by operating activities were partially offset by the higher inventories of $17.2 million. The increases in accounts payable and inventories are due to the timing of purchases of raw materials and components to support projected sales levels.

Net cash provided by operating activities in fiscal year 2001 was $26.1 million due primarily to net earnings of $9.8 million, depreciation and amortization of $8.5 million, and amortization of display fixtures of $3.4 million and an increase in accrued liabilities of $5.5 million primarily attributable to increased advertising and promotional costs.

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

The Company constructs and purchases display fixtures to be used in the stores of its cosmetic segment retail customers to attract customer attention and to display products available under the Company's various brands. The display is included in inventory by the Company until it is shipped to the retail customer, at which time it is reclassified from inventory to other assets and amortized as a selling expense over the estimated useful life of twenty four months from date of shipment.

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

                          10.29   (d)   Amended and Restated Loan Agreement dated as of March 26, 2002 among the Registrant,
                                        DPI, Parfums, Royce, 565 and Jackson National Life Insurance Company.

Code of Ethics             14.1         Code of Ethics






ITEM TITLE             EXHIBIT NO.                  DESCRIPTION
----------             -----------                  -----------

Subsidiaries of            21.1         List of Subsidiaries.
Registrant

Consents of Experts        23.1         Consent of KPMG LLP dated December 2, 2004.
and Counsel

Additional Exhibits        31.1         Certification of Chief Executive Officer

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

      DEL LABORATORIES, INC.
      (Registrant)

      By /s/ DAN K. WASSONG                                    December 2, 2004
      -----------------------------------------------------
      Dan K. Wassong, Chairman, President
      and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      By /s/ DAN K. WASSONG                                    December 2, 2004
      -----------------------------------------------------
      Dan K. Wassong, Chairman, President and
      Chief Executive Officer (Principal Executive Officer)

      By /s/ CHARLES J. HINKATY                                December 2, 2004
      -----------------------------------------------------
      Charles J. Hinkaty,
      Director, Vice President

      By /s/ MARTIN E. REVSON                                  December 2, 2004
      -----------------------------------------------------
      Martin E. Revson, Director

      By /s/ ROBERT A. KAVESH                                  December 2, 2004
      -----------------------------------------------------
      Robert A. Kavesh, Director

      By /s/ STEVEN KOTLER                                     December 2, 2004
      -----------------------------------------------------
      Steven Kotler, Director

      By /s/ MARCELLA MAXWELL                                  December 2, 2004
      -----------------------------------------------------
      Marcella Maxwell, Director

      By /s/ ENZO J. VIALARDI                                  December 2, 2004
      -----------------------------------------------------
      Enzo J. Vialardi, Executive Vice President,
      Chief Financial Officer

      By /s/ PETER LOMBARDO                                    December 2, 2004
      -----------------------------------------------------
      Peter Lombardo, Vice President,
      Controller

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



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2003, 2002 and 2001


                                                                     2003             2002            2001
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
Net earnings                                                      $ 20,374,064    $ 19,502,947    $  9,796,982
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                        8,256,734       7,577,216       8,504,377
Amortization of display fixtures                                     6,277,167       3,475,385       3,361,685
Deferred income taxes                                                  (98,195)        336,734      (3,581,074)
Provision for doubtful accounts                                        302,215       1,041,604       4,057,092
Gain on sale of land                                                      --        (2,428,425)           --
Other non-cash operating items                                         140,000         128,134        (572,546)
Changes in operating assets and liabilities:
        Accounts receivable                                        (23,626,932)       (882,270)      4,767,771
        Inventories                                                (10,880,181)    (17,157,054)     (4,439,908)
        Prepaid expenses and other current assets                       85,939        (678,458)      1,022,026
        Other assets and pension liability                         (10,906,153)     (3,710,831)     (7,036,657)
        Accounts payable                                            10,841,624      10,791,467         535,175
        Accrued liabilities                                          3,257,170      (1,324,936)      5,463,722
        Deferred liability                                           1,465,027            --              --
        Income taxes receivable / payable                            3,251,351      (2,873,083)      4,272,049
                                                                  ------------    ------------    ------------

          Net cash provided by operating activities                  8,739,830      13,798,430      26,150,694
                                                                  ------------    ------------    ------------

Cash flows provided by (used in) investing activities:
        Net proceeds from sales of land and facility                   235,000       2,940,291          12,882
        Intangible assets acquired                                     (60,000)           --              --
        Property, plant and equipment additions                    (18,199,720)     (9,078,213)     (5,551,577)
                                                                  ------------    ------------    ------------

          Net cash used in investing activities                    (18,024,720)     (6,137,922)     (5,538,695)
                                                                  ------------    ------------    ------------

Cash flows provided by (used in) financing activities:
        Principal borrowings (payments) under revolving credit
           agreement, net                                           12,000,000      (3,000,000)    (16,000,000)
        Principal payments under mortgages                            (124,057)       (357,631)       (218,022)
        Principal payment under senior notes                        (8,000,000)     (4,000,000)     (4,000,000)
        Repayment of mortgage                                       (3,863,190)           --              --
        Borrowings under mortgage and construction loan             12,480,000            --              --
        Payment of capital lease obligations                          (104,070)           --              --
        Repayments on receivables for stock options exercised             --            13,000          13,000
        Proceeds from the exercise of stock options                    117,181         129,421            --
        Acquisition of treasury stock                               (1,415,342)     (2,617,471)       (620,114)
                                                                  ------------    ------------    ------------

            Net cash provided by (used in) financing activities     11,090,522      (9,832,681)    (20,825,136)
                                                                  ------------    ------------    ------------

Effect of exchange rate changes on cash                               (193,592)        (14,425)         (9,439)
                                                                  ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                 1,612,040      (2,186,598)       (222,576)

Cash and cash equivalents at beginning of year                         500,953       2,687,551       2,910,127
                                                                  ------------    ------------    ------------

Cash and cash equivalents at end of year                          $  2,112,993    $    500,953    $  2,687,551
                                                                  ============    ============    ============

Amortization of display fixtures, previously included in other assets as net cash provided by operating activities, has been reclassified as a separate line item, amortization of display fixtures, in net cash provided by operating activities. Amortization of display fixtures for the twelve months ended
December 31, 2000 and December 31, 1999, were $3,759,000 and $4,007,000, respectively.



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

               Building, building improvements
                  and leasehold improvements                    10 to 50 years
               Machinery and equipment                           3 to 15 years
               Furniture and fixtures                            3 to 10 years

              The Company constructs and purchases display fixtures to be used in the stores of its cosmetic segment retail customers to attract customer attention and to display products available under the Company's various brands. The display is included in inventory by the Company until it is shipped to the retail customer, at which time it is reclassified from inventory to other assets and amortized as a selling expense over the estimated useful life of twenty four months from date of shipment.

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

              Amortization expense amounted to $678,630, $677,877 and $880,844 for 2003, 2002 and 2001, respectively. The estimated amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $680,879, $530,879, $530,879, $530,879 and $530,879,
              respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     (5)        INCOME TAXES
                ------------
     The components of income tax expense (benefit) were as follows:



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

                                                         2003             2002            2001
                                                     -------------   -------------    -------------
    Net sales
           Cosmetic                                  $ 310,407,035   $ 283,856,475    $ 239,183,160
           Pharmaceutical                               75,546,000      66,811,000       65,443,000
                                                     -------------   -------------    -------------
           Consolidated                              $ 385,953,035   $ 350,667,475    $ 304,626,160
                                                     -------------   -------------    -------------

    Operating income
           Cosmetic                                  $  24,580,386   $  23,542,820    $  12,001,940
           Pharmaceutical                               11,923,000       9,751,000       11,405,000
                                                     -------------   -------------    -------------
           Consolidated                              $  36,503,386   $  33,293,820    $  23,406,940
                                                     -------------   -------------    -------------

    Gain on sale of land                             $        --     $   2,428,425    $        --
                                                     -------------   -------------    -------------
    Interest expense, net                            $   3,943,445   $   4,402,315    $   6,779,171
                                                     -------------   -------------    -------------
    Other income (expense), net                      $     338,381   $    (404,949)   $    (466,200)
                                                     -------------   -------------    -------------
    Earnings before income taxes                     $  32,898,322   $  30,914,981    $  16,161,569
                                                     =============   =============    =============
    Identifiable assets
           Cosmetic                                  $ 191,031,176   $ 139,464,389    $ 126,058,623
           Pharmaceutical                               30,888,159      29,130,929       25,548,975
           Corporate (unallocated assets)               41,292,203      42,386,370       38,593,455
                                                     -------------   -------------    -------------
           Consolidated                              $ 263,211,538   $ 210,981,688    $ 190,201,053
                                                     =============   =============    =============
    Depreciation and amortization
           Cosmetic                                  $   7,851,409   $   7,228,837    $   7,990,549
           Pharmaceutical                                  405,325         348,379          513,828
                                                     -------------   -------------    -------------
           Consolidated                              $   8,256,734   $   7,577,216    $   8,504,377
                                                     =============   =============    =============
    Amortization of display fixtures
           Cosmetic                                  $   6,277,167   $  3,475,385     $   3,361,685
           Pharmaceutical                                   --              --               --
                                                     -------------   -------------    -------------
           Consolidated                              $   6,277,167   $  3,475,385     $   3,361,685
                                                     =============   =============    =============
    Expenditures for property, plant and equipment
      and long-lived assets
           Cosmetic                                  $   1,897,287   $   1,909,838    $   1,747,751
           Pharmaceutical                                  567,610         503,928          357,454
           Corporate (unallocated assets)               15,794,823       6,664,447        3,446,372
                                                     -------------   -------------    -------------
           Consolidated                              $  18,259,720   $   9,078,213    $   5,551,577
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
