Form 10-Q
period 2005-03-31
DEL LABORATORIES INC
filed 2005-05-16
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NO. 333-124360

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

           178 EAB Plaza, PO Box 9357, Uniondale, New York 11553-9357
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                             YES |_|          NO |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES |_|          NO |X|

The number of shares of Common Stock, $.01 par value, outstanding as of May 16, 2005 was 4,223,864.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index

Part I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements:

         Consolidated Balance Sheets as of
           March 31, 2005 (Successor), and December 31, 2004 (Predecessor)     3

         Consolidated Statements of Operations for the one month ended
           January 31, 2005 (Predecessor), two months ended March 31, 2005
           (Successor) and three months ended March 31, 2004 (Predecessor)     4

         Consolidated Statements of Cash Flows for the one month ended
           January 31, 2005 (Predecessor), two months ended March 31, 2005
           (Successor) and three months ended March 31, 2004 (Predecessor)     5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                25

Item 3.  Quantitative and Qualitative Disclosures About Market Risks          38

Item 4.  Controls and Procedures                                              38

Part II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          39

Item 6.  Exhibits and Reports on Form 8-K                                     40

SIGNATURES                                                                    41

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                                       SUCCESSOR     PREDECESSOR
                                                                         PERIOD         PERIOD
                                                                         ------         ------

                                                                        March 31     December 31
                                                                          2005           2004
                                                                          ----           ----
                                                                      (UNAUDITED)
   ASSETS

Current assets:
   Cash and cash equivalents                                           $    4,121     $    3,873
   Accounts receivable, less allowance for doubtful accounts
     of $0 in 2005 and $1,726 in 2004                                      79,636         78,977
   Inventories                                                            121,159        111,235
   Income taxes receivable                                                 14,310            177
   Deferred income taxes                                                   25,175          7,224
   Prepaid expenses and other current assets                                4,344          3,508
                                                                       ----------     ----------
               Total current assets                                       248,745        204,994

Property, plant and equipment, net                                         50,107         46,769
Intangibles arising from acquistions, net                                 263,225          7,085
Goodwill                                                                  146,220          6,282
Other assets                                                               29,424         13,743
Deferred income taxes                                                      20,213          6,587
                                                                       ----------     ----------
               Total assets                                            $  757,934     $  285,460
                                                                       ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                   $    2,174     $      501
   Accounts payable                                                        47,238         50,530
   Accrued liabilities                                                     27,411         19,734
                                                                       ----------     ----------
               Total current liabilities                                   76,823         70,765

Long-term pension liability, less current portion                          22,143         12,273
Deferred income taxes                                                     146,494          7,836
Deferred liability                                                             --          1,405
8% senior subordinated notes, net of unamortized discount of $1,133       173,867             --
Long-term debt, less current portion                                      198,867         71,233
                                                                       ----------     ----------
               Total liabilities                                          618,194        163,512
                                                                       ----------     ----------

Shareholders' equity:
   Preferred stock $ .01 par value, authorized
     1,000,000 shares; no shares issued (Predecessor)                          --             --
   Common stock $1 par value, authorized 20,000,000
     shares; issued 10,000,000 shares - (Predecessor)                          --         10,000
   Common stock $.01 par value, 4,223,864 shares authorized
     and issued - (Successor)                                                  42             --
   Additional paid-in capital                                             142,658          9,348
   Accumulated other comprehensive income (loss)                              262         (2,363)
   Retained earnings (deficit)                                             (3,222)       110,918
                                                                       ----------     ----------
                                                                          139,740        127,903

   Less: Treasury stock at cost, 242,553 shares in 2004                        --         (5,453)
         Receivables for stock options exercised                               --           (502)
                                                                       ----------     ----------
               Total shareholders' equity                                 139,740        121,948
                                                                       ----------     ----------
               Total liabilities and shareholders' equity              $  757,934     $  285,460
                                                                       ==========     ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SUCCESSOR PERIOD AND PREDECESSOR PERIOD
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 SUCCESSOR                      PREDECESSOR
                                                   PERIOD                          PERIOD
                                              ----------------     -------------------------------------
                                              February 1, 2005-    January 1, 2005-     January 1, 2004-
                                               March 31, 2005      January 31, 2005      March 31, 2004
                                               --------------      ----------------      --------------
Net sales                                         $ 70,917             $ 18,206             $ 83,065

Cost of goods sold                                  38,730                9,718               41,215
Selling and administrative expenses                 28,905               11,475               39,680
Severance expenses (note 10)                            --                   --                  (10)
Merger expenses (note 1)                             3,927               18,974                   --
                                                  --------             --------             --------

Operating income (loss)                               (645)             (21,961)               2,180

Other income (expense):
   Interest expense, net                            (4,850)                (264)              (1,023)
   Other income (expense), net                         170                 (232)                 (50)
                                                  --------             --------             --------

Earnings (loss) before income taxes                 (5,325)             (22,457)               1,107
Provision for (benefit) from income taxes           (2,103)             (24,434)                 427
                                                  --------             --------             --------
Net earnings (loss)                               $ (3,222)            $  1,977             $    680
                                                  ========             ========             ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SUCCESSOR PERIOD AND PREDECESSOR PERIOD
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      SUCCESSOR                        PREDECESSOR
                                                                        PERIOD                            PERIOD
                                                                  -----------------      ----------------------------------------
                                                                  February 1, 2005-      January 1, 2005-        January 1, 2004-
                                                                    March 31, 2005       January 31, 2005         March 31, 2004
                                                                    --------------       ----------------         --------------
Cash flows provided by (used in) operating activities:
Net earnings (loss)                                                   $   (3,222)            $    1,977             $      680
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                              2,152                    748                  2,043
Amortization of display fixtures                                           1,489                    764                  2,068
Amortization of deferred financing fees and original
  issue discount                                                             425                     20                     58
Deferred income taxes                                                       (837)               (13,030)                    --
Provision for (recovery from) doubtful accounts                               --                     26                    (31)
Tax benefit on stock options exercised                                        --                     57                    170
Other non-cash operating items                                              (552)                   219                    139

Changes in operating assets and liabilities:
   Accounts receivable                                                    (6,670)                 5,973                  3,859
   Inventories                                                              (307)                (6,063)                (8,169)
   Prepaid expenses and other current assets                                (459)                  (379)                    22
   Other assets                                                           (3,292)                (1,686)                (4,910)
   Accounts payable                                                       (3,698)                   405                   (793)
   Accrued liabilities                                                   (15,970)                21,720                  1,082
   Deferred liability                                                         --                  1,367                     29
   Pension liability (net)                                                   338                   (330)                   263
   Income taxes receivable / payable                                      (2,510)               (11,598)                  (937)
                                                                      ----------             ----------             ----------
      Net cash provided by (used in) operating activities                (33,113)                   190                 (4,427)
                                                                      ----------             ----------             ----------

Cash flows provided by (used in) investing activities:
   Property, plant and equipment additions                                  (783)                  (797)                (2,956)
   Purchase of Del Laboratories, Inc.                                   (377,233)                    --                     --
                                                                      ----------             ----------             ----------
      Net cash used in investing activities                             (378,016)                  (797)                (2,956)
                                                                      ----------             ----------             ----------

Cash flows provided by (used in) financing activities:
   Principal borrowings (payments) under revolving credit
     agreement, net                                                           --                   (800)                 6,800
   Principal payments under mortgages                                        (15)                   (23)                    (9)
   Principal repayments under term loan                                     (500)                    --                     --
   Repayment of existing debt under merger                               (69,316)                    --                     --
   Issuance of notes                                                     173,845                     --                     --
   Issuance of term loan                                                 200,000                     --                     --
   Payment of financing and other fees                                   (29,305)                    --                     --
   Contributed capital                                                   138,200                     --                     --
   Payment of capital lease obligations                                      (29)                    --                    (28)
   Proceeds from the exercise of stock options                                --                     12                     73
   Acquisition of treasury stock                                              --                    (57)                  (166)
                                                                      ----------             ----------             ----------
      Net cash provided by (used in) financing activities                412,880                   (868)                 6,670
                                                                      ----------             ----------             ----------
Effect of exchange rate changes on cash                                       (7)                   (21)                    (7)
                                                                      ----------             ----------             ----------
Net increase (decrease) in cash and cash equivalents                       1,744                 (1,496)                  (720)

Cash and cash equivalents at beginning of year                             2,377                  3,873                  2,113
                                                                      ----------             ----------             ----------
Cash and cash equivalents at end of period                            $    4,121             $    2,377             $    1,393
                                                                      ==========             ==========             ==========

Supplemental disclosures:
Cash paid for:
   Interest                                                           $      866             $      140             $      557
   Income taxes                                                       $    1,152             $      136             $    1,386

Non-cash transactions:
   Shares tendered by optionees to exercise stock options             $       --             $      269             $      142

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

(1) ORGANIZATION AND OTHER MATTERS

On January 27, 2005, DLI Acquisition Corp ("Sub"), a Delaware corporation and an affiliate of Kelso & Company ("Kelso"), was merged (the "Merger") with and into Del Laboratories, Inc., a Delaware corporation ("Del"), pursuant to an Agreement and Plan of Merger, dated July 1, 2004 (the "Merger Agreement"), by and among the Sub, Del and DLI Holding Corp., a Delaware corporation ("Holding"). Following the Merger, Del ceased to be a publicly traded company and is now a wholly-owned subsidiary of DLI Holding II Corp., a Delaware corporation ("Holding II"), which, in turn, is owned by Holding and is an indirect, wholly-owned subsidiary of DLI Holding LLC, a Delaware limited liability company affiliated with Kelso ("DLI LLC").

In connection with the Merger, certain investment partnerships affiliated with Kelso invested approximately $136.0 million in DLI LLC, as a result of which such entities now own approximately 98.5% of the interests of DLI LLC. Messrs. Alstodt, Hinkaty and McMenemy, members of Del's senior management prior to and following the Merger ("Continuing Investors"), invested, in the aggregate, $60,000 in DLI LLC for approximately 0.1% of the interests in DLI LLC. A third party investor invested $2,000,000 in DLI LLC for the balance of the interests in DLI LLC. The foregoing parties entered into a limited liability company agreement relating to their ownership of interests in DLI LLC.

Pursuant to separate Exchange Agreements, dated January 27, 2005 (the "Exchange Agreements"), the Continuing Investors elected to exchange, immediately prior to effective time of the Merger, options to purchase Del common stock for options to purchase Holding common stock, constituting approximately 6.6% of the fully diluted share capital of Holding immediately after the merger.

With the merger completed, William McMenemy was named President and Chief Executive Officer, Charles J. Hinkaty was named Chief Operating Officer, Harvey Alstodt was named President of Global Business, and Enzo J. Vialardi remains Executive Vice President and Chief Financial Officer. With the closing of the transaction, Dan K. Wassong retired as the Company's Chairman, President and Chief Executive Officer.

Also following the completion of the Merger, affiliates of Kelso have the right to designate, directly or indirectly, the board of directors of each of DLI LLC, Holding, Holding II and Del. Del's board of directors is initially comprised of Messrs. Alstodt, Hinkaty and McMenemy, members of Del's senior management prior to and following the Merger, and Messrs. Berney and Moore of Kelso.

In anticipation of the Merger, Sub issued in a private placement offering $175.0 million of 8% Senior Subordinated Notes due 2012. Such notes and all related obligations were assumed by Del upon the consummation of the Merger. The notes are guaranteed by certain of the existing domestic subsidiaries of Del.

Immediately prior to the Merger, Sub also entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, Deutsche Bank Securities Inc., as co-agent and documentation agent, and the lenders party thereto from time to time, providing for aggregate maximum borrowings of $250.0 million consisting of a term loan facility in an aggregate principal amount of $200.0 million (all of which amount was drawn in connection with the Merger,) and a revolving credit facility, providing for up to $50.0 million of revolving loans outstanding at any time, which remained undrawn at March 31, 2005. The obligations under the credit agreement were assumed by Del upon the consummation of the Merger. The obligations of Del under the credit agreement are guaranteed by Holding II and certain of the domestic subsidiaries of Del. The senior credit facilities and the guarantees thereof are secured by a pledge of the capital stock of Del by Holding II, pledges of certain of the capital stock of the domestic subsidiaries of Del and the effective pledge of 65% of the capital stock of certain foreign subsidiaries of Del, and liens on substantially all of the tangible and intangible assets of Del and guarantors, subject to certain exceptions.

Pursuant to the merger, all of the Company's outstanding common stock was acquired for $35 a share. The aggregate purchase price paid for all of the Company's outstanding common stock including options exchanged and transaction costs was approximately $414,000, comprised of $377,200 for the acquisition of the outstanding shares and options exercised, $4,500 representing the "fair value" of the options exchanged, $18,500 in severance payments, $950 of prepayment penalties and $12,850 of transaction related costs. The acquisition, as described above, has been accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations". The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

            Current assets                               $252,909
            Property, plant and equipment                  50,509
            Intangibles arising from acquisitions         264,100
            Goodwill                                      146,220
            Other assets                                   28,151
            Deferred income taxes                          20,213
                                                         --------

               Total assets acquired                     $762,102
                                                         --------

            Current liabilities                            77,543
            Long-term pension liability                    22,143
            Deferred income taxes                         146,494
            Long-term debt                                373,222
                                                         --------

               Total liabilities assumed                  619,402
                                                         --------

               Net assets acquired                       $142,700
                                                         ========

Current assets include inventories at a fair value of $116,876 which represents an increase of $3,640 over book value prior to adjustment to fair value. Of the increase $2,996 is applicable to finished goods and $644 is applicable to work in process.

Property, plant and equipment at a fair value of $50,509 represents an increase of $3,769 over the book value prior to adjustment to fair value. Of the increase $4,752 is applicable to land and buildings and $983 represents a decrease to machinery and equipment.

Intangible assets of $264,100 includes $159,100 related to trade names of the Company's various product lines and $105,000 related to customer relationships. Included in goodwill of $146,220 is a deferred tax liability of $105,746 which is due principally to the recognition of the intangible asset of $264,100. These fair values are based upon a study performed by a valuation specialist. The trade names are an indefinite-lived intangible asset which is not subject to amortization, but does require impairment evaluation during each annual reporting period to determine whether events and circumstances continue to support an indefinite useful life. The customer relationships are being amortized over a 20 year life.

The valuations are based on information that is available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by our management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual results may vary from the projected results.

Due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed in connection with our acquisition (U.S. GAAP permits up to one year from the acquisition date to complete such analyses), any changes to the fair value of net assets acquired based on information as of the acquisition date, will result in an adjustment to the intangible asset's fair value and a corresponding adjustment to goodwill.

The merger transaction was completed on January 27, 2005. Since the actual results between the period January 28, 2005 and January 31, 2005 were not material to the Successor Period of the quarter or to the projected annual results, the Company has utilized January 31, 2005 as the acquisition date.

As a result of the acquisition, the capital structure of and the basis of accounting under the "purchase" method for the Company differs from those of the Company prior to the acquisition. Financial data of the Company for all reporting periods subsequent to January 31, 2005 (Successor Period) reflect the acquisition under the purchase method of accounting. Therefore, the Company's Successor Period financial data generally will not be comparable to the Company's Predecessor financial data. As a result of the acquisition, the consolidated statement of operations for the Successor Period includes amortization expense related to debt issuance costs, original issue discount amortization and management fees that did not exist prior to the acquisition. Also, as a result of purchase accounting, the fair values of identifiable intangibles and property, plant and equipment at the date of acquisition became their new "cost" basis and depreciation and amortization of these assets in the Successor Period is based upon their newly established cost basis. Further, inventory includes a valuation adjustment for production profit at the date of acquisition which is being charged to cost of goods sold as the inventory is sold in the Successor Period. Additionally, the fair value of our pension assets and liabilities were adjusted as a result of purchase accounting; therefore pension expense for the Successor Period is based upon the newly established fair values. Also the deferred tax balances were adjusted as a result of the purchase accounting adjustments. Other effects of purchase accounting in the Successor Period are not considered material.

The following table summarizes fiscal 2005 and fiscal 2004 results as if the acquisition occurred on January 1, 2004:

                                                       Fiscal Year
                                                    2005        2004

            Net sales                             $ 89,123    $ 83,065
            Loss before income taxes               (30,637)     (6,078)
            Net (loss)                              (2,972)     (3,732)

The unaudited pro forma financial information reflects increased cost of goods sold, increased interest expense, additional amortization and depreciation expense, new management fees, lower pension expense and savings due to the retirement of the former CEO.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Del Laboratories, Inc. and subsidiaries ("the Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

A summary of the Company's critical and significant accounting policies are presented in its 2004 Annual Report. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2004 Annual Report when reviewing interim financial results.

The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition and are not restated. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

In the opinion of management, the accompanying interim consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for interim periods.

Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. Amortization of the display fixtures, previously included in the cash flow statements in other assets as net cash provided by operating activities has been reclassified as a separate line item, amortization of display fixtures, in net cash provided by operating activities.

3. CAPITAL STRUCTURE

In connection with the merger, the Company issued 4,223,864 shares with a $.01 par value.

4. STOCK OPTION PLANS

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for its fixed plan stock options. Under APB No. 25, compensation expense would be recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", the Company's net earnings would have been reduced. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock based employee compensation:

                                             SUCCESSOR            PREDECESSOR
                                               PERIOD                PERIOD
                                            ------------   ---------------------------

                                            Feb 1, 2005-   Jan 1, 2005-   Jan 1, 2004-
                                            Mar 31, 2005   Jan 31, 2005   Mar 31, 2004
                                            ------------   ------------   ------------
Net earnings (loss), as reported              $ (3,222)      $  1,977       $    680
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards
   net of related tax effects                 $     --       $   (125)      $   (524)
                                              --------       --------       --------
Pro forma net earnings (loss)                 $ (3,222)      $  1,852       $    156
                                              ========       ========       ========

The Predecessor Company did not issue any new stock options in 2005 or 2004.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment". Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement, but expresses no preference for a type of valuation model. Statement 123(R) sets accounting requirements for "share-based" compensation to employees, including employee stock purchase plans and carries forward prior guidance on accounting for awards to non-employees. In addition, accounting for employee stock ownership plans will continue to be accounted for in accordance with Statement of Position 93-6 and awards to most non-employee directors will be accounted for as employee awards. Statement 123(R) is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005 and for annual periods beginning after December 15, 2005 for non-public entities, however, early adoption is encouraged. We are in the process of assessing whether the adoption of Statement 123(R) will have an impact on our consolidated financial statements.

5. INVENTORIES

Inventories are valued at the lower of cost (principally first-in / first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories were as follows:

                                   SUCCESSOR    PREDECESSOR
                                     PERIOD        PERIOD
                                     ------        ------

                                    March 31     December 31
                                      2005          2004
                                      ----          ----

      Raw Materials                 $ 53,503      $ 54,264
      Work in Process                  5,802         5,739
      Finished Goods                  61,854        51,232
                                    --------      --------
                                    $121,159      $111,235
                                    ========      ========

6. INTANGIBLES

Trade names have an indefinite life and relate to several of the Company's product lines, including Sally Hansen, LaCross, N.Y.C. New York Color, Cornsilk, Orajel, Dermarest, Stye, Gentle Naturals and Pronto. These trade names have indefinite lives and are used in advertising and marketing of the products and are widely recognized and accepted by consumer's in the Company's respective markets. Customer relationships are being amortized on a straight-line basis over 20 years.

Intangibles arising from acquisitions were as follows:

                                                 SUCCESSOR PERIOD
                                                  MARCH 31, 2005
                                                  --------------
                                   Gross Carrying     Accumulated     Net Book
                                        Value        Amortization       Value
                                        -----        ------------       -----

      Trade names                     $159,100         $     --       $159,100
      Customer relationships           105,000              875        104,125
                                      --------         --------       --------
                                      $264,100         $    875       $263,225
                                      ========         ========       ========

                                                PREDECESSOR PERIOD
                                                 DECEMBER 31, 2004
                                                 -----------------
                                   Gross Carrying     Accumulated     Net Book
                                        Value        Amortization       Value
                                        -----        ------------       -----

      Intellectual property rights    $ 10,558         $  3,534       $  7,024
      Trademarks and other               3,065            3,004             61
                                      --------         --------       --------
                                      $ 13,623         $  6,538       $  7,085
                                      ========         ========       ========

Amortization expense was $875, $44 and $170 for the 2005 Successor Period, the 2005 Predecessor Period and the three months ended March 31, 2004. The estimated amortization expense for the fiscal years ending December 31, 2005, 2006, 2007, 2008 and 2009, is $5,250, for each of the years. The useful lives for intellectual property rights, trademarks and other were 20 years.

7. INCOME TAXES

Income tax benefit for the Successor Period February 1, 2005 to March 31, 2005 of $2.1 million was based on the Company's expected effective tax rate of 39.5% for the period February 1, 2005 to December 31, 2005.

Income tax benefit for the Predecessor Period January 1, 2005 to January 31, 2005 of $24.4 million, was due to the recording, as an income tax receivable, of an anticipated federal income tax refund of approximately $11.4 million attributable to the utilization of a net operating loss carry-back, the recording of deferred tax assets of approximately $13.3 million attributable to net operating loss carry-forwards, and the recording of approximately $0.3 million of deferred tax expense related to timing differences.

Income taxes for the Predecessor Period January 1,2004 to March 31, 2004 of $427 thousand was based on the Company's expected annual effective tax rate of 38.6% for the year 2004.

Deferred tax assets and liabilities are primarily due to amounts recorded in connection with the merger transaction.

8. LONG - TERM DEBT

Long - term debt consisted of the following:

                                                      SUCCESSOR     PREDECESSOR
                                                        PERIOD        PERIOD

                                                       March 31     December 31
                                                         2005          2004
                                                         ----          ----

      8% senior subordinated notes                     $173,867      $     --
      Term loan                                         199,500            --
      5.56% senior notes                                     --        24,000
      Notes payable under revolving credit agreement         --        34,000
      Mortgages on land and buildings                     1,243        13,408
      Obligations under capital leases                      298           326
                                                       --------      --------
                                                       $374,908      $ 71,734
      Less current portion                                2,174           501
                                                       --------      --------
                                                       $372,734      $ 71,233
                                                       ========      ========

On January 27, 2005, the Company completed a private offering of $175.0 million of 8% senior subordinated notes (the "notes") due 2012. The notes were issued at 99.34% of par, resulting in net proceeds of $173.8 million before expenses. The notes are guaranteed by certain of the existing and future domestic subsidiaries of the Company. The notes and guarantees are unsecured senior subordinated obligations and rank equally with all future subordinated indebtedness and are subordinated to the current and future senior indebtedness and other liabilities of the Company and its subsidiaries. Interest on the notes is payable semi-annually on February 1 and August 1, commencing on August 1, 2005.

The notes are due February 2012 and may be redeemed at the option of the Company in whole or in part at any time on or after February 1, 2008 at the redemption prices set forth in the 8% Senior Subordinated Notes indenture, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. The Company may also redeem up to 35% of the original aggregate principal amount of the notes prior to February 1, 2008 with the proceeds of one or more public equity offerings, at a redemption price equal to 108% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. The Company may also redeem all the notes upon the occurrence of a Change in Control (as defined therein), prior to February 1, 2008, at a redemption price equal to 108% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. The Company is required to offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date under some circumstances involved upon the occurrence of a Change in Control. The Company must also repurchase the notes at a price equal to par, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date, if the Company sells assets under certain circumstances.

The notes contain covenants that, among other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, the distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications, set forth in the indenture.

Concurrently with the offering of the notes, the Company entered into a credit agreement with JPMorgan Chase Bank N.A., as administrative agent, Bear Stearns Corporation Lending Inc., as syndication agent, Deutsche Bank Securities Inc., as co-agent and documentation agent and the lenders party thereto from time to time. The agreement provides for maximum borrowings of $250.0 million consisting of a term loan facility in an aggregate principal amount of $200.0 million and a revolving credit facility, providing for up to $50.0 million of revolving loans outstanding at any time (including letters of credit of up to $15.0 million). The revolving credit facility matures in January 2011 and the term loan facility matures in July 2011. The term loan facility requires quarterly principal payments of $500.0 commencing on March 31, 2005 and continues on the last day of each consecutive June, September, December and March thereafter, with the balance payable at maturity. The senior credit facilities, subject to certain exceptions, are subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and insurance recovery and condemnation events, (ii) 50% of the net proceeds of certain equity offerings or contributions by Holding II and (iii) 75% of excess cash flow, as defined in the credit agreement, for any fiscal year ending on or after December 31, 2005. The obligations of the Company under the senior credit facilities are guaranteed by Holding II and certain of the Company's existing and future domestic subsidiaries. The senior credit facilities and the guarantees thereof are secured by a pledge of the capital stock of the Company by Holding II, pledges of certain of the capital stock of the domestic subsidiaries of the Company and the effective pledge of 65% of the capital stock of certain of the Company's foreign subsidiaries, and liens on substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions.

Under the terms of the credit agreement, interest rates on borrowings are based upon, at the Company's option, LIBOR or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The agreement includes covenants, that among other things, limit or restrict the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the notes, make dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the notes indenture, engage in mergers or make capital expenditures and engage in certain transactions with affiliates. The agreement also requires us to enter into interest rate protection agreements to provide interest rate protection for a minimum of 50% of our consolidated funded indebtedness for three years. Effective March 21, 2005, we entered into an interest rate swap to provide the required interest rate protection. The swap contract was for a notional amount of $12.5 million for a three-year term. There was no material change in value at March 31, 2005. In addition, the Company is required to comply with specified financial ratios and tests.

Upon completion of the merger on January 27, 2005, the outstanding principal balance of $24.0 million on the 5.56% senior notes, plus accrued and unpaid interest, and prepayment penalties of approximately $1.0 million were repaid. Also upon completion of the merger, the principal balance of $33.2 million under the Company's prior credit facility with JPMorgan Chase Bank N.A., along with accrued and unpaid interest and fees of approximately $80.6 were repaid. The outstanding principal balance of $12.1 million on the mortgage for the Company's property in North Carolina, together with accrued and unpaid interest, and prepayment penalties of $383.0 were also repaid, upon completion of the merger.

9. EMPLOYEE PENSION PLANS

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

COMPONENTS OF NET PERIODIC BENEFIT COST

The components of net periodic benefit costs of the Company's domestic plans are set forth in the following tables:

                                    SUCCESSOR PERIOD
                            February 1, 2005 - March 31, 2005
      ------------------------------------------------------------------------
                                        Del Non-     Del LaCross
                                       Union Plan        Plan           SERP
                                       ----------        ----           ----
      Service Cost                      $    600       $     --       $      5
      Interest Cost                          428             12             72
      Expected return on plan assets        (417)           (11)            --
                                        --------       --------       --------

      Net periodic cost                 $    611       $      1       $     77
                                        ========       ========       ========

                                   PREDECESSOR PERIOD
                           January 1, 2005 - January 31, 2005
      ------------------------------------------------------------------------
                                        Del Non-     Del LaCross
                                       Union Plan        Plan           SERP
                                       ----------        ----           ----
      Service Cost                      $    300       $     --       $      3
      Interest Cost                          214              6             36
      Expected return on plan assets        (207)            (6)            --
      Recognized prior service cost            4             --             12
      Recognized net loss                     77              2              7
                                        --------       --------       --------

      Net periodic cost                 $    388       $      2       $     58
                                        ========       ========       ========

                                   PREDECESSOR PERIOD
                            Three Months Ended March 31, 2004
      ------------------------------------------------------------------------
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
                                        ========       ========       ========

10. CLOSURE OF FARMINGDALE PLANT

On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $2,033 for severance costs and related benefits for approximately 360 union and non-union employees associated with this move was recorded during 2003. Additional severance benefits earned by employees terminated were recognized as a charge in the financial statements as such severance benefits were earned. During the first quarter of 2004, a recovery of $10 was recorded for such earned severance benefits, net of adjustments of $66 to the initial accrual. No additional severance expenses were incurred during 2005. During 2005 and 2004, $(3) and $28, respectively, of relocation and other move related costs were expensed as incurred. As of March 31, 2005, all union and non-union employees have been terminated and $2,040 in severance benefits were paid.

A summary of the activity in the accrual for the plant closure was as follows:

            Balance December 31, 2004                         $  52

                  Payments                                      (39)
                                                              -----

            Balance March 31, 2005                            $  13
                                                              =====

11. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income were as follows:

                                                  SUCCESSOR            PREDECESSOR
                                                    PERIOD                PERIOD
                                                 ------------   ---------------------------

                                                 Feb 1, 2005-   Jan 1, 2005-   Jan 1, 2004-
                                                 Mar 31, 2005   Jan 31, 2005   Mar 31, 2004
                                                 ------------   ------------   ------------
      Net earnings (loss)                          $ (3,222)      $  1,977       $    680

      Foreign currency translation gain / (loss)        262           (346)          (165)
                                                   --------       --------       --------

      Total comprehensive income (loss)            $ (2,960)      $  1,631       $    515
                                                   ========       ========       ========

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

                                           SUCCESSOR            PREDECESSOR
                                             PERIOD                PERIOD
                                          ------------   ---------------------------

                                          Feb 1, 2005-   Jan 1, 2005-   Jan 1, 2004-
                                          Mar 31, 2005   Jan 31, 2005   Mar 31, 2004
                                          ------------   ------------   ------------
      Net sales:
          Cosmetic                          $ 55,387       $ 14,756       $ 65,238
          Pharmaceutical                      15,530          3,450         17,827
                                            --------       --------       --------
          Consolidated                      $ 70,917       $ 18,206       $ 83,065
                                            ========       ========       ========
      Operating income (loss):
          Cosmetic                          $ (2,812)      $(17,714)      $    342
          Pharmaceutical                       2,167         (4,247)         1,838
                                            --------       --------       --------
          Consolidated                      $   (645)      $(21,961)      $  2,180

      Other income (expense):
          Interest expense, net             $ (4,850)      $   (264)      $ (1,023)
          Other income (expense), net            170       $   (232)      $    (50)
                                            --------       --------       --------
      Earnings (loss) before income taxes   $ (5,325)      $(22,457)      $  1,107
                                            ========       ========       ========
      Depreciation and amortization:
          Cosmetic                          $  1,679       $    707       $  2,040
          Pharmaceutical                         473             41              3
                                            --------       --------       --------
          Consolidated                      $  2,152       $    748       $  2,043
                                            ========       ========       ========
      Amortization of display fixtures:
          Cosmetic                          $  1,489       $    764       $  2,068
          Pharmaceutical                          --             --             --
                                            --------       --------       --------
          Consolidated                      $  1,489       $    764       $  2,068
                                            ========       ========       ========

For the three months ended March 31, 2004, a severance recovery of $(10) was included in the operating income of the segments, as follows: Cosmetic - $7 and Pharmaceutical - $3.

(13) Condensed Consolidating Financial Information

The Company's obligations related to its senior credit facilities and the 8% senior subordinated notes are guaranteed jointly and severally by the Company's direct and indirect present and future domestic restricted subsidiaries (the "Guarantors"). The following financial information sets forth, on a condensed consolidating basis, balance sheets, statements of earnings and statements of cash flows for domestic subsidiaries of the Company that are Guarantors (collectively,the "Guarantor Subsidiaries") and foreign subsidiaries of the Company that are not Guarantors (collectively, the "Non-Guarantor Subsidiaries"). Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors are the same as those described for the Company in the Form S-4 Registration Statement.

                           CONSOLIDATING BALANCE SHEET
                                SUCCESSOR PERIOD
                                 March 31, 2005

                                                                           Guarantor    Non-Guarantor
                                                              Issuer     Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                                              ------     ------------    ------------   ------------  ------------
   ASSETS

Current assets:
   Cash and cash equivalents                                $    5,070    $   (1,253)     $      304     $       --    $    4,121
   Accounts receivable                                          58,081        16,686           4,869             --        79,636
   Inventories                                                  96,564        10,830          13,765             --       121,159
   Income taxes receivable                                      14,310            --              --             --        14,310
   Deferred income taxes                                        25,530          (355)             --             --        25,175
   Prepaid expenses and other current assets                     3,790           489              65             --         4,344
                                                            ----------    ----------      ----------     ----------    ----------
               Total current assets                            203,345        26,397          19,003             --       248,745

Property, plant and equipment, net                              45,574           983           3,550             --        50,107
Intercompany                                                   100,167       (88,369)        (11,798)            --            --
Intangibles arising from acquisitions, net                     173,118        90,107              --             --       263,225
Goodwill                                                       110,334        35,886              --             --       146,220
Other assets                                                    28,635            10             779             --        29,424
Note receivable                                                  6,430            --              --         (6,430)           --
Deferred income taxes                                           55,866       (35,653)             --             --        20,213
                                                            ----------    ----------      ----------     ----------    ----------
               Total assets                                 $  723,469    $   29,361      $   11,534     $   (6,430)   $  757,934
                                                            ==========    ==========      ==========     ==========    ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                        $    2,122    $       --      $       52     $       --    $    2,174
   Accounts payable                                             41,250         3,397           2,591             --        47,238
   Accrued liabilities                                          23,006         2,847           1,558             --        27,411
   Income taxes payable                                        (21,682)       22,710          (1,028)            --            --
                                                            ----------    ----------      ----------     ----------    ----------
               Total current liabilities                        44,696        28,954           3,173             --        76,823

Long-term pension liability, less current portion               22,143            --              --             --        22,143
Deferred income taxes                                          146,359           122              13             --       146,494
Deferred liability                                                  --            --              --             --            --
Note payable                                                        --            --           6,430         (6,430)           --
8% senior notes                                                173,867                                                    173,867
Long-term debt, less current portion                           197,675            --           1,192                      198,867
                                                            ----------    ----------      ----------     ----------    ----------
               Total liabilities                               584,740        29,076          10,808         (6,430)      618,194
                                                            ----------    ----------      ----------     ----------    ----------
Shareholders' equity:
   Common stock $.01 par value, authorized
     4,223,864 shares; issued 4,223,864 shares                      42            --              --             --            42
   Additional paid-in capital                                  142,658            --              --             --       142,658
   Accumulated other comprehensive loss                             (7)           --             269             --           262
   Retained earnings                                            (3,964)          285             457             --        (3,222)
                                                            ----------    ----------      ----------     ----------    ----------
               Total shareholders' equity                      138,729           285             726             --       139,740
                                                            ----------    ----------      ----------     ----------    ----------
               Total liabilities and shareholders' equity   $  723,469    $   29,361      $   11,534     $   (6,430)   $  757,934
                                                            ==========    ==========      ==========     ==========    ==========

                           CONSOLIDATING BALANCE SHEET
                               PREDECESSOR PERIOD
                                December 31, 2004

                                                                          Guarantor     Non-Guarantor
                                                              Issuer     Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                              ------     ------------    ------------   ------------   ------------
   ASSETS
Current assets:
   Cash and cash equivalents                                 $   3,607     $    (398)      $    664       $      --      $   3,873
   Accounts receivable, net                                     58,062        17,016          3,899              --         78,977
   Inventories                                                  87,410        11,805         12,020              --        111,235
   Income taxes receivable                                         177            --             --              --            177
   Deferred income taxes                                         7,075           149             --              --          7,224
   Prepaid expenses and other current assets                     3,065           325            118              --          3,508
                                                             ---------     ---------       --------       ---------      ---------
               Total current assets                            159,396        28,897         16,701              --        204,994

Property, plant and equipment, net                              42,094           996          3,679              --         46,769
Intercompany                                                  (103,361)      105,837           (951)         (1,525)            --
Intangibles arising from acquisitions, net                       7,080             5             --              --          7,085
Goodwill                                                         3,520         2,762             --              --          6,282
Other assets                                                    13,195            18            530              --         13,743
Note receivable                                                  6,430            --             --          (6,430)            --
Deferred income taxes                                            6,301           286             --              --          6,587
                                                             ---------     ---------       --------       ---------      ---------
               Total assets                                  $ 134,655     $ 138,801       $ 19,959       $  (7,955)     $ 285,460
                                                             =========     =========       ========       =========      =========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                         $     450     $      --       $     51       $      --      $     501
   Accounts payable                                             46,283         3,000          1,247              --         50,530
   Accrued liabilities                                          14,192         4,186          1,356              --         19,734
   Income taxes payable                                        (21,865)       22,360           (495)             --             --
                                                             ---------     ---------       --------       ---------      ---------
               Total current liabilities                        39,060        29,546          2,159              --         70,765

Long-term pension liability, less current portion               12,273            --             --              --         12,273
Deferred income taxes                                            7,619           204             13              --          7,836
Deferred liability                                               1,405            --             --              --          1,405
Note payable                                                        --            --          6,430          (6,430)            --
Long-term debt, less current portion                            70,018            --          1,215              --         71,233
                                                             ---------     ---------       --------       ---------      ---------
               Total liabilities                               130,375        29,750          9,817          (6,430)       163,512
                                                             ---------     ---------       --------       ---------      ---------
Shareholders' equity:
   Preferred stock $ .01 par value, authorized
     1,000,000 shares; no shares issued                             --            --             --              --             --
   Common stock $1 par value, authorized
     20,000,000 shares; issued 10,000,000 shares                10,016             1              2             (19)        10,000
   Additional paid-in capital                                    9,348         1,000              5          (1,005)         9,348
   Accumulated other comprehensive loss                         (3,844)          (38)         1,519              --         (2,363)
   Retained earnings                                            (5,285)      108,088          8,616            (501)       110,918
                                                             ---------     ---------       --------       ---------      ---------
                                                                10,235       109,051         10,142          (1,525)       127,903
   Less: Treasury stock at cost, 242,553 shares
         in 2004                                                (5,453)           --             --              --         (5,453)
         Receivables for stock options exercised                  (502)           --             --              --           (502)
                                                             ---------     ---------       --------       ---------      ---------
               Total shareholders' equity                        4,280       109,051         10,142          (1,525)       121,948
                                                             ---------     ---------       --------       ---------      ---------
               Total liabilities and shareholders' equity    $ 134,655     $ 138,801       $ 19,959       $  (7,955)     $ 285,460
                                                             =========     =========       ========       =========      =========

                       CONSOLIDATING STATEMENT OF EARNINGS
                                SUCCESSOR PERIOD
                        February 1, 2005 - March 31, 2005

                                                         Guarantor       Non-Guarantor
                                           Issuer       Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                           ------       ------------      ------------     ------------     ------------
Net sales                                 $ 48,551        $ 15,432          $  6,934                          $ 70,917
Cost of goods sold                          30,698           4,468             3,564                            38,730
Selling and administrative expenses         16,391           9,530             2,984                            28,905
Merger expenses                              3,226             701                --                             3,927
                                          --------        --------          --------          --------        --------
   Operating income                         (1,764)            733               386                --            (645)

Other income (expense):
   Interest expense, net                    (4,802)             --               (48)                           (4,850)
   Other income (expense), net                   8              (2)              164                               170
                                          --------        --------          --------          --------        --------
Earnings (loss) before income taxes         (6,558)            731               502                --          (5,325)
Provision for income taxes                  (2,594)            446                45                            (2,103)
                                          --------        --------          --------          --------        --------
   Net earnings (loss)                    $ (3,964)       $    285          $    457          $     --        $ (3,222)
                                          ========        ========          ========          ========        ========

                       CONSOLIDATING STATEMENT OF EARNINGS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005

                                                         Guarantor       Non-Guarantor
                                           Issuer       Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                           ------       ------------      ------------     ------------     ------------
Net sales                                 $ 13,389        $  3,129          $  1,688                          $ 18,206
Cost of goods sold                           7,890             952               876                             9,718
Selling and administrative expenses          7,140           3,270             1,065                            11,475
Severance expenses                              --              --
Merger expenses                             15,483           3,491                --                            18,974
                                          --------        --------          --------          --------        --------
   Operating loss                          (17,124)         (4,584)             (253)               --         (21,961)
Other income (expense):
   Interest expense, net                      (239)             --               (25)                             (264)
   Other income (expense), net                 (11)             --              (221)                             (232)
                                          --------        --------          --------          --------        --------
Loss before income taxes                   (17,374)         (4,584)             (499)               --         (22,457)
Benefit from income taxes                  (24,273)             --              (161)                          (24,434)
                                          --------        --------          --------          --------        --------
   Net earnings (loss)                    $  6,899        $ (4,584)         $   (338)         $     --        $  1,977
                                          ========        ========          ========          ========        ========

                       CONSOLIDATING STATEMENT OF EARNINGS
                               PREDECESSOR PERIOD
                        Three Months ended March 31, 2004

                                                         Guarantor       Non-Guarantor
                                           Issuer       Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                           ------       ------------      ------------     ------------     ------------
Net sales                                 $ 58,406        $ 16,648          $  8,011                          $ 83,065
Cost of goods sold                          32,849           4,314             4,052                            41,215
Selling and administrative expenses         25,026          11,049             3,605                            39,680
Severance expenses                              (7)             (3)               --                               (10)
                                          --------        --------          --------          --------        --------
   Operating income                            538           1,288               354                --           2,180

Other income (expense):
   Interest expense, net                    (1,000)             --               (23)                           (1,023)
   Other income (expense), net                 (54)             (7)               11                               (50)
                                          --------        --------          --------          --------        --------
Earnings (loss) before income taxes           (516)          1,281               342                --           1,107
Income taxes                                  (130)            415               142                               427
                                          --------        --------          --------          --------        --------
   Net earnings (loss)                    $   (386)       $    866          $    200          $     --        $    680
                                          ========        ========          ========          ========        ========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                SUCCESSOR PERIOD
                        February 1, 2005 - March 31, 2005

                                                                           Guarantor    Non-Guarantor
                                                            Issuer       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                           --------      ------------   -------------    -----------    ------------
Cash flows from operating activities:
   Net earnings (loss)                                     $ (3,964)       $    285        $    455        $      2       $ (3,222)
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
Depreciation and amortization                                 1,609             473              68               2          2,152
Amortization of display fixtures                              1,396              --              93                          1,489
Amortization of deferred financing fees & original
 issue discount                                                 425              --              --                            425
Deferred income taxes                                          (837)             --              --                           (837)
Other non-cash operating items                                 (381)             --            (171)                          (552)
Changes in operating assets and liabilities:
   Accounts receivable                                       (2,785)         (2,304)         (1,581)                        (6,670)
   Inventories                                               (2,292)          2,335            (350)                          (307)
   Prepaid expenses and other current assets                   (693)            213              21                           (459)
   Other assets                                              (2,995)              6            (303)                        (3,292)
   Accounts payable                                          (3,086)           (754)            142                         (3,698)
   Accrued liabilities                                      (14,729)         (1,426)            185                        (15,970)
   Deferred liability                                            --              --              --                             --
   Pension liability (net)                                      338              --              --                            338
   Income taxes receivable / payable                         (2,437)            350            (421)             (2)        (2,510)
   Intercompany receivables / payables                         (689)           (249)            916              22             --
                                                           --------        --------        --------        --------       --------
   Net cash provided by (used in) operating activities      (31,120)         (1,071)           (946)             24        (33,113)
                                                           --------        --------        --------        --------       --------
Cash flows provided by (used in) investing activities:
   Property, plant and equipment additions                     (713)            (67)             (3)             --           (783)
   Purchase of Del Laboratories, Inc                       (377,233)             --              --              --       (377,233)
                                                           --------        --------        --------        --------       --------
   Net cash used in investing activities                   (377,946)            (67)             (3)             --       (378,016)
                                                           --------        --------        --------        --------       --------
Cash flows provided by (used in) financing activities:
   Principal payments under mortgages                            --              --             (15)             --            (15)
   Principal payments under term loan                          (500)             --              --              --           (500)
   Repayment of existing debt under merger                  (69,316)             --              --              --        (69,316)
   Issuance of notes                                        173,845              --              --              --        173,845
   Issuance of term loan                                    200,000              --              --              --        200,000
   Payment of deferred financing fees                       (29,305)             --              --              --        (29,305)
   Contributed Capital                                      138,200              --              --              --        138,200
   Payment of capital lease obligations                         (29)             --              --              --            (29)
                                                           --------        --------        --------        --------       --------
   Net cash provided by (used in) financing activities      412,895              --             (15)             --        412,880
                                                           --------        --------        --------        --------       --------
Effect of exchange rate changes on cash                          --              --              17             (24)            (7)
                                                           --------        --------        --------        --------       --------
Net increase (decrease) in cash and cash equivalents          3,829          (1,138)           (947)             --          1,744
Cash and cash equivalents at beginning of year                1,241            (115)          1,251              --          2,377
                                                           --------        --------        --------        --------       --------
Cash and cash equivalents at end of year                   $  5,070        $ (1,253)       $    304        $     --       $  4,121
                                                           ========        ========        ========        ========       ========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005

                                                                           Guarantor    Non-Guarantor
                                                            Issuer       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                           --------      ------------   -------------    -----------    ------------
Cash flows from operating activities:
   Net earnings                                            $  6,899        $ (4,584)       $   (338)                      $  1,977
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                   673              40              35                            748
Amortization of display fixtures                                723                              41                            764
Amortization of deferred financing fees                          20                                                             20
Deferred income taxes                                       (13,030)                                                       (13,030)
Provision for (recovery from) doubtful accounts                  25                               1                             26
Tax benefit on stock options exercised                           57                                                             57
Other non-cash operating items                                   (9)                            228                            219
Changes in operating assets and liabilities:
   Accounts receivable                                        2,740           2,635             598                          5,973
   Inventories                                               (4,838)           (104)         (1,121)                        (6,063)
   Prepaid expenses and other current assets                    (32)           (377)             30                           (379)
   Other assets                                              (1,609)              3             (80)                        (1,686)
   Accounts payable                                          (1,945)          1,150           1,200                            405
   Accrued liabilities                                       21,827            (133)             26                         21,720
   Deferred liability                                         1,367                                                          1,367
   Pension liability (net)                                     (330)                                                          (330)
   Income taxes receivable / payable                        (11,344)                           (254)                       (11,598)
   Intercompany receivables / payables                       (1,909)          1,665             256             (12)            --
                                                           --------        --------        --------        --------       --------
   Net cash provided by (used in) operating activities         (715)            295             622             (12)           190
                                                           --------        --------        --------        --------       --------
Cash flows provided by (used in) investing activities:
   Property, plant and equipment additions                     (781)            (12)             (4)                          (797)
                                                           --------        --------        --------        --------       --------
   Net cash used in investing activities                       (781)            (12)             (4)             --           (797)
                                                           --------        --------        --------        --------       --------
Cash flows provided by (used in) financing activities:
   Principal payments under mortgages                           (25)                              2                            (23)
   Principal payments under revolving credit agreement         (800)                                                          (800)
   Proceeds from the exercise of stock options                   12                                                             12
   Acquisition of treasury stock                                (57)                                                           (57)
                                                           --------        --------        --------        --------       --------
   Net cash provided by (used in) financing activities         (870)             --               2              --           (868)
                                                           --------        --------        --------        --------       --------
Effect of exchange rate changes on cash                          --              --             (33)             12            (21)
                                                           --------        --------        --------        --------       --------
Net increase (decrease) in cash and cash equivalents         (2,366)            283             587              --         (1,496)
Cash and cash equivalents at beginning of year                3,607            (398)            664                          3,873
                                                           --------        --------        --------        --------       --------
Cash and cash equivalents at end of year                   $  1,241        $   (115)       $  1,251        $     --       $  2,377
                                                           ========        ========        ========        ========       ========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                               PREDECESSOR PERIOD
                        January 1, 2004 - March 31, 2004

                                                                           Guarantor    Non-Guarantor
                                                            Issuer       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                           --------      ------------   -------------    -----------    ------------
Cash flows from operating activities:
   Net earnings                                            $   (386)       $    866        $    200                       $    680
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                 1,825             109             108               1          2,043
Amortization of display fixtures                              1,953              --             115                          2,068
Amortization of deferred financing fees                          58              --              --                             58
Provision for (recovery from) doubtful accounts                 (17)            (14)             --                            (31)
Tax benefit on stock options exercised                          170              --              --                            170
Other non-cash operating items                                  141              --              (2)                           139
Changes in operating assets and liabilities:
   Accounts receivable                                        2,789           1,105             (35)                         3,859
   Inventories                                               (6,928)           (683)           (558)                        (8,169)
   Prepaid expenses and other current assets                     45             (27)              4                             22
   Other assets                                              (4,720)              9            (199)                        (4,910)
   Accounts payable                                          (2,033)            767             473                           (793)
   Accrued liabilities                                        1,909            (701)           (126)                         1,082
   Deferred liability                                            29              --              --                             29
   Pension liability (net)                                      263              --              --                            263
   Income taxes receivable / payable                         (1,346)            382              27                           (937)
   Intercompany receivables / payables                        1,258          (1,349)             91                             --
                                                           --------        --------        --------        --------       --------
   Net cash provided by (used in) operating activities       (4,990)            464              98               1         (4,427)
                                                           --------        --------        --------        --------       --------
Cash flows provided by (used in) investing activities:
   Property, plant and equipment additions                   (2,851)            (82)            (23)                        (2,956)
                                                           --------        --------        --------        --------       --------
   Net cash used in investing activities                     (2,851)            (82)            (23)             --         (2,956)
                                                           --------        --------        --------        --------       --------
Cash flows provided by (used in) financing activities:
   Principal borrowings under revolving credit
    agreement, net                                            6,800              --              --                          6,800
   Principal payments under mortgages                            --              --              (9)                            (9)
   Payment of capital lease obligations                         (28)             --              --                            (28)
   Proceeds from the exercise of stock options                   73              --              --                             73
   Acquisition of treasury stock                               (166)             --              --                           (166)
                                                           --------        --------        --------        --------       --------
   Net cash provided by (used in) financing activities        6,679              --              (9)             --          6,670
                                                           --------        --------        --------        --------       --------
Effect of exchange rate changes on cash                          --              --              (6)             (1)            (7)
                                                           --------        --------        --------        --------       --------
Net increase (decrease) in cash and cash equivalents         (1,162)            382              60              --           (720)
Cash and cash equivalents at beginning of year                1,750            (254)            617                          2,113
                                                           --------        --------        --------        --------       --------
Cash and cash equivalents at end of year                   $    588        $    128        $    677        $     --       $  1,393
                                                           ========        ========        ========        ========       ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Del Laboratories, Inc. is a fully integrated manufacturing and marketing company operating in two major segments of the packaged consumer products business: cosmetics and OTC pharmaceuticals. Each of our marketing divisions is responsible for branded lines fitting into one of these two general categories and develops its own plans and goals consistent with its operating environment and our corporate objectives.

The Company owns a portfolio of highly recognized branded products, which are easy to use, competitively priced and trusted by consumers and retailers. As reported by ACNielsen Corporation ("ACNielsen") or Information Resources, Inc. ("IRI"), many of our brands have leading market positions in their product categories. In our cosmetics segment, the Sally Hansen(R) brand is the number one brand in the mass market nail care category with market leadership positions in nail enamel, nail treatment and bleaches and depilatories. The La Cross(R) brand is a leader in nail and beauty implements, providing a line of high quality beauty implements including nail clippers, files, scissors, tweezers and eyelash curlers. N.Y.C. New York Color(R), which management believes to be one of the most successful new cosmetics brands in the mass market, was launched in 1999. This highly recognizable brand of value cosmetics offers a complete collection of high quality products at opening price points. In our OTC pharmaceutical segment, we believe Orajel(R) is the number one oral analgesic in the United States (based on market share), and the number one pharmacist recommended brand in the teething segment. The Orajel(R) family of products has been developed with formulations specifically targeted at distinct oral pain and infant care indications. Our Dermarest(R) brand is the most complete line of non-prescription products for relief of psoriasis and eczema and is the market share leader in the psoriasis/eczema treatment category.

We believe that we have outstanding customer relationships with a diversified group of prominent retailers across multiple distribution channels including mass merchandisers, drug chains, drug wholesalers and food retailers and wholesalers. The Company has a strong track record of developing innovative new products and successful brand extensions. Our in-house research and development departments focus on product development, clinical and regulatory affairs and quality control

MERGER TRANSACTION

On January 27, 2005, DLI Acquisition Corp ("Sub"), a Delaware corporation and an affiliate of Kelso & Company ("Kelso"), was merged (the "Merger") with and into Del Laboratories, Inc. a Delaware corporation ("Del"), pursuant to an Agreement and Plan of Merger, dated as of July 1, 2004 (the "Merger Agreement"), by and among the Sub, Del and DLI Holding Corp., a Delaware corporation ("Holding"). Under the terms of the Agreement and Plan of Merger dated July 1, 2004, each outstanding share of Del Labs common stock and each outstanding stock option was converted into the right to receive $35 per share in cash. The total transaction was valued at approximately $483 million, including the repayment of indebtedness of approximately $69 million. Following the Merger, Del ceased to be a publicly traded company and is now a wholly-owned subsidiary of DLI Holding II Corp., a Delaware corporation ("Holding II"), which, in turn, is owned by Holding and is an indirect, wholly-owned subsidiary of DLI Holding LLC, a Delaware limited liability company affiliated with Kelso ("DLI LLC").

In connection with the Merger, certain investment partnerships affiliated with Kelso invested approximately $136.0 million in DLI LLC, as a result of which such entities now own approximately 98.5% of the interests of DLI LLC. Messrs. Alstodt, Hinkaty and McMenemy, members of Del's senior management prior to and following the Merger ("Continuing Investors") invested, in the aggregate, $60,000 in DLI LLC for approximately 0.1% of the interests in DLI LLC. Magnetite Asset Investors III L.L.C. ("Magnetite") invested $2,000,000 in DLI LLC for the balance of the interests in DLI LLC. The foregoing parties entered into a limited liability company agreement relating to their ownership of interests in DLI LLC.

Pursuant to separate Exchange Agreements, dated January 27, 2005 (the "Exchange Agreements"), the Continuing Investors elected to exchange, immediately prior to the effective time of the Merger, options to purchase Del common stock for options to purchase Holding common stock, constituting approximately 6.6% of the fully diluted share capital of Holding immediately after the Merger.

With the merger completed, William McMenemy was named President and Chief Executive Officer, Charles J. Hinkaty was named Chief Operating Officer, Harvey Alstodt was named President of Global Business, and Enzo J. Vialardi remains Executive Vice President and Chief Financial Officer. With the closing of the transaction, Dan K. Wassong retired as the Company's Chairman, President and Chief Executive Officer.

Also following the completion of the Merger, affiliates of Kelso have the right to designate, directly or indirectly, the board of directors of each of DLI LLC, Holding, Holding II and Del. Del's board of directors is initially comprised of Messrs. Alstodt, Hinkaty and McMenemy, members of Del's senior management prior to and following the Merger, and Messrs. Berney and Moore of Kelso.

In anticipation of the Merger, Sub issued in a private placement offering $175.0 million of 8% Senior Subordinated Notes due 2012. The notes were issued at 99.34% which provided the Company with proceeds of $173.8 million. The notes and all related obligations were assumed by Del upon the consummation of the Merger. The notes are guaranteed by certain of the existing domestic subsidiaries of Del.

Immediately prior to the Merger, Sub also entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, Deutsche Bank Securities Inc., as co-agent and documentation agent, and the lenders party thereto from time to time, providing for aggregate maximum borrowings of $250.0 million consisting of a term loan facility in an aggregate principal amount of $200.0 million (all of which amount was drawn in connection with the Merger,) and a revolving credit facility, providing for up to $50.0 million of revolving loans outstanding at any time, which remained undrawn at the closing of the Merger. The obligations under the credit agreement were assumed by Del upon the consummation of the Merger. The obligations of Del under the credit agreement are guaranteed by Holding II and certain of the domestic subsidiaries of Del. The senior credit facilities and the guarantees thereof are secured by a pledge of the capital stock of Del by Holding II, pledges of certain of the capital stock of the domestic subsidiaries of Del and the effective pledge of 65% of the capital stock of certain foreign subsidiaries of Del, and liens on substantially all of the tangible and intangible assets of Del and guarantors, subject to certain exceptions.

ACCOUNTING FOR THE TRANSACTION

The merger transaction was completed on January 27, 2005. Since the actual results between the period January 28, 2005 and January 31, 2005 were not material to the Successor period of the quarter or to the projected annual results, the Company has utilized January 31, 2005 as the acquisition date. The merger transaction was accounted for in accordance with SFAS No. 141, "Business Combinations." As a result of the merger, our capital structure and our basis of accounting differ from those prior to the merger transaction. Our financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the merger under the purchase method of accounting. Therefore, our financial data for the period before the merger (which we refer to as the Predecessor Period) generally will not be comparable to our financial data for the period after the merger (which we refer to as the Successor Period). As a result of the merger, our consolidated statement of operations for the Successor Period includes amortization expense related to debt issuance costs and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of our inventories, intangible assets, and fixed assets on the date of the merger became their new "cost" basis. Accordingly, the cost of inventories and the amortization of intangible assets and the depreciation of fixed assets used for the Successor Period are based upon their newly established cost basis. Additionally, the fair value of our pension assets and liabilities were adjusted as a result of purchase accounting; therefore pension expense for the Successor Period is based upon the newly established fair values. Other effects of purchase accounting in the Successor Period are not considered significant.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carry-back and carry-forward period permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Without sufficient taxable income to offset the deductible amounts and carry-forwards, the related tax benefits would expire unused. A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. In the event the Company were to determine that it would not be able to realize some portion or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. There was no valuation allowance as of the Successor Period March 31, 2005, the Predecessor Period January 31, 2005, or the Predecessor Period December 31, 2004 as the Company believes it is more likely than not that the deferred tax assets will be realized.

RESULTS OF OPERATIONS

As discussed above in "Accounting for the Transaction", our financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the purchase method of accounting. Our financial data for the Predecessor Period generally will not be comparable to our financial data for the Successor Period.

The following table sets forth our results of operations for the Successor Period February 1, 2005 to March 31, 2005, the Predecessor Period January 1, 2005 to January 31, 2005 and the Predecessor Period January 1, 2004 to March 31, 2004. The table also sets forth the Combined Successor Period and Predecessor Period net sales for the three months ended March 31, 2005.

                                                                                                  THREE MONTHS
                                                          THREE MONTHS ENDED                          ENDED
                                                            MARCH 31, 2005                        MAR 31, 2004
                                          -------------------------------------------------       ------------
                                                                 ($000)                               ($000)

                                           Feb 1,2005        Jan 1, 2005                          Jan 1, 2004
                                          Mar 31, 2005       Jan 31, 2005                         Mar 31, 2004
                                          ------------       ------------                         ------------

                                            SUCCESSOR         PREDECESSOR                          PREDECESSOR
                                              PERIOD             PERIOD            COMBINED           PERIOD
                                              ------             ------            --------           ------
Net Sales
  Cosmetic segment                           $ 55,387           $ 14,756           $ 70,143          $ 65,238
  Pharmaceutical segment                       15,530              3,450             18,980            17,827
                                             --------           --------           --------          --------
Total net sales                                70,917             18,206             89,123            83,065

Cost of goods sold                             38,730              9,718                               41,215
Selling and administrative expenses            28,905             11,475                               39,680
Severance expenses                                 --                 --                                  (10)
Merger expenses                                 3,927             18,974                                   --
                                             --------           --------                             --------

Operating income (loss)                          (645)           (21,961)                               2,180

Other income (expense):
  Interest expense, net                        (4,850)              (264)                              (1,023)
  Other income (expense), net                     170               (232)                                 (50)
                                             --------           --------                             --------

Earnings (Loss) before income taxes            (5,325)           (22,457)                               1,107
Income taxes (benefit)                         (2,103)           (24,434)                                 427
                                             --------           --------                             --------
Net earnings (Loss)                            (3,222)             1,977                             $    680
                                             ========           ========                             ========

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

The Company's net sales for the three months ended March 31, 2005 were $89.1 million, an increase of $6.1 million, or 7.3% compared to net sales of $83.1 million for the three months ended March 31, 2004.

The Cosmetic segment of the business generated net sales for the three months ended March 31, 2005 of $70.1 million, an increase of $4.9 million, or 7.5% compared to net sales of $65.2 million for the three months ended March 31, 2004. As reported by ACNielsen, the Sally Hansen brand remains the number one brand in the mass market nail care category with a 26.6% share of market for the quarter. In nail color, the Sally Hansen brand increased its number one market share position with a 34.2% share of market. Sally Hansen also increased its number one market share position in nail treatment with a 55.4% share of market for the quarter. In bleaches and depilatories, the Sally Hansen brand increased its number one market share position to 37.5% for the quarter, as reported by ACNielsen.

The over-the-counter Pharmaceutical segment of the business generated net sales for the three months ended March 31, 2005 of $19.0 million, an increase of $1.2 million, or 6.5% compared to net sales of $17.8 million for the three months ended March 31, 2004. Orajel, the core brand of the Pharmaceutical segment increased its leadership position in the oral analgesics category with a 27.9% share of market for the first quarter, as reported by Information Resources, Inc. In addition, the Dermarest brand increased its leadership position in the over-the-counter psoriasis/eczema treatment category with a 33.9% share of market for the quarter, as reported by Information Resources, Inc.

Cost of goods sold for the Successor Period February 1, 2005 to March 31, 2005 was $38.7 million, or 55.0% of net sales. Cost of goods sold for the period includes approximately $1.0 million, or 1.5% of net sales related to the increase in inventories to fair value as a result of purchase accounting.

Cost of goods sold for the Predecessor Period January 1, 2005 to January 31, 2005 was $9.7 million, or 53.4% of net sales.

Cost of goods sold for the Predecessor Period January 1, 2004 to March 31, 2004 was $41.2 million, or 49.6% of net sales.

Selling and administrative expenses for the Successor Period February 1, 2005 to March 31, 2005 was $28.9 million, or 40.8% of net sales.

Selling and administrative expenses for the Predecessor Period January 1, 2005 to January 31, 2005 was $11.5 million, or 63.0% of net sales. Whereas selling and administrative expenses remain fairly constant on a monthly basis, net sales for the monthly period January 1, 2005 to January 31, 2005 represent approximately 20% of sales for the combined period.

Selling and administrative expenses for the Predecessor Period January 1, 2004 to March 31, 2004 were $39.7 million, or 47.8 % of net sales.

Merger expenses for the Successor Period February 1, 2005 to March 31, 2005 of $3.9 million are primarily related to change of control payments and legal and advisory fees and expenses incurred in connection with the merger transaction.

Merger expenses for the Predecessor Period January 1, 2005 to January 31, 2005 of $19.0 million, are primarily related to the payment of $18.5 million issued upon closing of the transaction on January 27, 2005 in connection with the separation agreement with the former Chairman, and approximately $0.5 million of legal and advisory fees and expenses incurred in connection with the merger transaction.

Net interest expense for the Successor Period February 1, 2005 to March 31, 2005 of $4.8 million is primarily attributable to interest incurred on $200.0 million of Senior Notes and $175.0 million of 8% Senior Subordinated Notes issued on January 27, 2005 in connection with the merger transaction.

Net interest expense for the Predecessor Period January 1, 2005 to January 31, 2005 of $264 thousand, was attributable to debt existing prior to the merger transaction.

Net interest expense for the Predecessor Period January 1, 2004 to March 31, 2004 of $1.0 million is primarily related to outstanding borrowings for the period under the 9.5% senior notes, the revolving credit facility and outstanding mortgages on the North Carolina property and the Barrie, Ontario facility.

Income tax benefit for the Successor Period February 1, 2005 to March 31, 2005 of $2.1 million was based on the Company's expected effective tax rate of 39.5% for the period February 1, 2005 to December 31, 2005.

Income tax benefit for the Predecessor Period January 1, 2005 to January 31, 2005 of $24.4 million was due to the recording of an anticipated federal income tax refund of approximately $11.4 million attributable to the utilization of a net operating loss carry-back, the recording of deferred tax assets of approximately $13.3 million attributable to net operating loss carry-forwards, and the recording of approximately $0.3 million of deferred tax expense related to timing differences.

Income taxes for the Predecessor Period January 1, 2004 to March 31, 2004 of $427 thousand was based on the Company's expected annual effective tax rate of 38.6% for the year 2004.

Net loss for the Successor Period February 1, 2005 to March 31, 2005 of $3.2 million is primarily attributable to interest expense of $4.8 million and the operating loss of $0.6 million, partially offset by the income tax benefit of $2.1 million.

Net earnings for the Predecessor Period January 1, 2005 to January 31, 2005 of $2.0 million are attributable to the recording of the income tax benefit of $24.4 million discussed above, which offset the $22.4 million loss before taxes.

The Company believes that general inflation has had no significant impact on earnings from operations during the last three years.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity needs arise primarily from debt service on our substantial indebtedness and from funding of our capital expenditures, ongoing operating costs and working capital. In connection with the Merger transaction, substantially all of our then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced with borrowings under our senior credit facilities and indebtedness under the notes.

The following financing transactions were entered into in connection with the
Merger:

o the closing of new senior credit facilities which provide for aggregate maximum borrowings of $250.0 million consisting of $200.0 million in a term loan and up to $50.0 million in borrowings under a revolving credit facility;

o the issuance and sale of $175 million in aggregate principal amount 8% senior subordinated notes due 2012;

o the redemption of all of our outstanding 5.56% senior notes due April 15, 2011, including payment of accrued interest and a related prepayment premium;

o the repayment of all outstanding principal and accrued interest under our prior credit facilities and termination of all commitments thereunder; and

o the repayment of the mortgage on our North Carolina facility including payment of accrued interest and a related prepayment premium.

We intend to fund our ongoing obligations from cash flow from operations and borrowings under our senior credit facilities. As of March 31, 2005, we had $374.9 million of total debt, consisting primarily of $175.0 million aggregate principal amount of notes and $200.0 million of senior debt outstanding under the term loan. As of March 31, 2005, we had approximately $50.0 million available to borrow under the revolving credit facility, subject to limitations under the senior credit facilities.

Principal and interest payments under the senior credit facilities, together with principal and interest payments on the notes, represent significant liquidity requirements for us. The term loan matures in July 2011 and amortizes in quarterly installments equal to 0.25% of the original principal amount of the term loan, with the balance payable at maturity. The revolving credit facility matures in January 2011.

The loans under the new credit facilities bear interest at variable rates based upon the interest rate option elected by us. Based on management estimates, the loans under the term loan facility will bear interest in 2005 at a weighted average rate per annum of 5.63%. The senior subordinated notes bear interest at a rate of 8.0%. There were no borrowings under the revolving credit facility. Based on the prevailing interest rates at February 1, 2005, interest expense in 2005 is expected to be approximately $26.5, including approximately $2.1 million of non-cash amortization of deferred debt issuance costs. Cash paid for interest during the Successor Period was $0.9 million.

Borrowings under our senior credit facilities are subject to certain conditions and limitations described below. The indenture governing the notes offered hereby, and our senior credit facilities, contain significant financial and operating covenants, including prohibitions on our ability to incur certain additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures. Our senior credit facilities also require that we maintain certain financial ratios and also contain borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events.

We expect that our total capital expenditures will be approximately $12.0 million in 2005, which will be used primarily for machinery and equipment.

We expect that cash provided from operations and available borrowings under our senior credit facilities will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the notes. We cannot assure you, however, that our business will, in fact, generate sufficient cash flows or that future borrowings will, in fact, be available in an amount sufficient to enable us to service our debt, including the notes, or to fund our other liquidity needs.

CREDIT AGREEMENT FINANCIAL COVENANTS

Our senior credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrower and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the notes, make dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture under which the notes are issued, engage in mergers or make capital expenditures, or engage in certain transactions with affiliates. In addition, under our senior credit facilities, the borrower is required to comply with specified financial covenants, including a maximum leverage ratio of specified debt to Consolidated EBITDA and a minimum coverage ratio of Consolidated EBITDA to specified interest expense.

Borrowings under the senior credit facilities are a key source of our liquidity. Our ability to borrow under the senior credit facilities is dependent on, among other things, our compliance with the financial covenants contained therein. Failure to comply with these tests would result in a violation of the credit agreement for the senior credit facilities and, absent a waiver or an amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under such credit agreement.

The test periods for compliance with the financial covenants in the credit agreement for our senior credit facilities will begin on June 30, 2005. The financial covenants specify, among other things, the following requirements for each fiscal quarter ended during the following test periods:

                                                                    CONSOLIDATED EBITDA
                                            CONSOLIDATED TOTAL        TO CONSOLIDATED
                                           DEBT TO CONSOLIDATED      INTEREST COVERAGE
                                              EBITDA LEVERAGE        EXPENSE RATIO NOT
               TEST PERIOD                 RATIO NOT MORE THAN           LESS THAN
               -----------                 -------------------           ---------
June 30, 2005                                  6.00 to 1.00            2.00 to 1.00
September 30, 2005 - September 30, 2006        5.75 to 1.00            2.00 to 1.00
December 31, 2006- September 30, 2007          4.75 to 1.00            2.50 to 1.00
December 31, 2007 - September 30, 2008         4.50 to 1.00            2.75 to 1.00
December 31, 2008 - September 30, 2009         4.00 to 1.00            3.00 to 1.00
December 31, 2009 - June 30, 2011              3.50 to 1.00            3.00 to 1.00

"Consolidated EBITDA," as that term is defined under our senior credit facilities and used for purposes of the financial covenants, consists of our consolidated net income, adjusted to exclude income tax expense, interest expense, and depreciation and amortization, as well as certain other items and expenses, including amortization of intangibles, extraordinary, unusual or non-recurring gains or losses, certain non-cash charges or expenses deducted in determining net income, certain cash restructuring charges, loss or gain associated with the sale or write down of assets not in the ordinary course of business, the amount of any net minority expense, and certain losses relating to the disposition of excess or surplus inventory. In addition, for the relevant periods prior to the closing of the transactions, the determination of Consolidated EBITDA gives effect to supplemental adjustments for our expected cost savings. The senior credit facilities further provide that Consolidated EBITDA is deemed to be $10.7 million, $16.5 million, $22.3 million and $22.1 million, respectively, for the fiscal quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and that, for the fiscal quarter ending March 31, 2005, Consolidated EBITDA will be increased by $1.6 million as an allowance for anticipated cost savings identified by Kelso.

"Consolidated EBITDA" as defined under the credit agreement for the senior credit facilities is not the same as "Consolidated EBITDA" as used in the indenture under which the notes are issued. The term "Consolidated EBITDA" is used in the indenture as part of the calculation of the term "Consolidated Coverage Ratio", which is used for a number of purposes, including determining our ability to incur additional indebtedness.

OPERATING ACTIVITIES

Net cash used in operating activities for the Successor Period February 1, 2005 to March 31, 2005 of $33.1 million was principally the result of a net loss of $3.2 million, an increase in accounts receivable of $6.7 million and a decrease of $16.0 million in accrued liabilities. The decrease in accrued liabilities is primarily related to the payment of $18.5 million under a separation agreement with the former Chairman, partially offset by approximately $3.6 million of accrued interest expense related to the new borrowings incurred in connection with the merger transaction.

Net cash provided by operating activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.2 million was due primarily to net earnings of $2.0 million, a decrease in accounts receivable of $6.0 million, partially offset by an increase in inventories of $6.1 million. The increase in accrued liabilities of $21.7 million is primarily related to $18.5 million for a payment due under a separation agreement with the former Chairman and approximately $2.8 million for advertising and promotion. The increase in income taxes receivable/payable of $11.6 million is primarily related to the recording of an anticipated federal income tax refund of approximately $11.4 million attributable to the utilization of a net operating loss carry-back. The recording of deferred tax assets of approximately $13.0 million is primarily attributable to net operating loss carry-forwards.

INVESTING ACTIVITIES

Net cash used in investing activities of $378.0 for the Successor Period February 1, 2005 to March 31, 2005 was primarily used for the purchase of outstanding common stock and stock options of Del Laboratories, Inc. in connection with the merger transaction.

Net cash used in investing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.8 million was primarily related to capital spending for tooling, plates & dies, and manufacturing machinery and equipment.

FINANCING ACTIVITIES

Net cash provided by financing activities for the Successor Period February 1, 2005 to March 31, 2005 of $412.9 million was primarily due to proceeds of $200.0 million received from the issuance of the term loan, proceeds of $173.8 million received from the issuance of $175.0 million of 8% Senior Subordinated Notes at 99.34%, and proceeds of approximately $138.2 million contributed by affiliates of Kelso, the continuing investors and a third party investor. Proceeds of $69.3 million were used to repay existing debt, $29.3 million was used to pay financing, legal, advisory, accounting and certain other fees incurred in connection with the merger transaction, and $0.5 million was used to reduce the outstanding principal under the term loan.

Net cash used in financing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of approximately $0.9 million was primarily to reduce a portion of the outstanding balance on the revolving credit agreement.

The Company does not use any off-balance sheet financing arrangements.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

In order to aggregate all contractual obligations as of March 31, 2005, the Company has included the following table:

                                                            Payments Due by Period
                                                            ----------------------
                                                                    ($000)

                                                   Less        1 - 2       2 - 3       3 - 5      After 5
                                       Total      1 Year       Years       Years       Years       Years
                                       -----      ------       -----       -----       -----       -----
Senior subordinated notes            $175,000    $     --    $     --    $     --    $     --    $175,000
Term loan facility                    199,500       2,000       2,000       2,000       4,000     189,500
Mortgage on land and buildings          1,243          52          55          58       1,078          --
Capital leases                            298         122         130          46          --          --
Operating leases                       33,266       4,237       3,825       3,407       6,137      15,660
                                     --------    --------    --------    --------    --------    --------

Total contractual obligations (a)    $409,307    $  6,411    $  6,010    $  5,511    $ 11,215    $380,160
                                     ========    ========    ========    ========    ========    ========

(a) The Company expects to contribute approximately $5.0 million in fiscal year 2005 to fund its pension plans. These expected pension contributions are not included in the above table.

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

PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the lease term. Changes in circumstances, such as technological advances, changes to the Company's business model or changes in the Company's capital strategy could result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of equipment, fixtures, software or planned closing of facilities could result in shortened useful lives.

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

Goodwill must be tested annually for impairment at the reporting unit level. The Company's reporting units are its Cosmetic and Pharmaceutical segments. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. The annual testing performed as of January 1, 2005, indicated that there was no impairment to goodwill.

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

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carry-back and carry-forward period permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Without sufficient taxable income to offset the deductible amounts and carry-forwards, the related tax benefits would expire unused. A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. In the event the Company were to determine that it would not be able to realize some portion or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. There was no valuation allowance as of the Successor Period March 31, 2005, the Predecessor Period January 31, 2005, or the Predecessor Period December 31, 2004 as the Company believes it is more likely than not that the deferred tax assets will be realized.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share Based Payment." Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement, but expresses no preference for a type of valuation model. Statement 123(R) sets accounting requirements for "share-based" compensation to employees, including employee stock purchase plans and carries forward prior guidance on accounting for awards to non-employees. In addition, accounting for employee stock ownership plans will continue to be accounted for in accordance with Statement of Position 93-6 and awards to most non-employee directors will be accounted for as employee awards. Statement 123(R) is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005 and for annual periods beginning after December 15, 2005 for non-public entities, however, early adoption is encouraged. The Company is in the process of assessing whether the adoption of Statement 123(R) will have an impact on the Company's consolidated financial statements.

In November 2004, the FASB issued Statement No. 151 "Inventory Costs". Statement No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of assessing whether the adoption of Statement 151 will have an impact on the Company's consolidated financial statements.

FORWARD - LOOKING STATEMENTS

Management's Discussion and Analysis of the Results of Operations and Financial Condition and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends, certain risks, uncertainties and other factors that could cause actual results to differ materially from any future results implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: delays in introducing new products or failure of consumers to accept new products; actions by competitors, which may result in mergers, technology improvement or new product introductions; the dependence on certain national chain drug stores, food stores and mass merchandiser relationships due to the concentration of sales generated by such chains; changes in fashion-oriented color cosmetic trends; the effect on sales of lower retailer inventory targets; the effect on sales of political and/or economic conditions; the Company's estimates of costs and benefits, cash flow from operations and capital expenditures; interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments including the Company's qualitative and quantitative estimates as to market risk sensitive instruments; changes in product mix to products which are less profitable; shipment delays; depletion of inventory and increased production costs resulting from disruptions of operations at any of our manufacturing or distribution facilities; regulatory requirements and government regulatory action; failure to maintain satisfactory compliance with good manufacturing practice, or GMP, requirements; foreign currency fluctuations affecting our results of operations and the value of our foreign assets and liabilities; the relative prices at which we sell our products and our foreign competitors sell their products in the same market; our operating and manufacturing costs outside of the United States; changes in the laws, regulations and policies, including changes in accounting standards, that effect, or will effect, us in the United States and/or abroad; and trends in the general economies. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Without limitation, use of the following words is intended to identify forward-looking statements: "may," "will," "should," "expect," "anticipate," "look forward to," "estimate," "indications," "intend," "plan," "momentum," "believe" or "continue" or the negative thereof or other variations thereon.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments is the potential loss arising from material adverse changes in interest rates and foreign currency exchange rates.

      INTEREST RATE RISK

Prior to the transactions, we did not enter into dertivative type agreements related to interest rate risk. However, our senior credit facility requires us to enter into interest rate protection agreements to provide interest rate protection for a minimum of 50% of our consolidated funded indebtedness for three years. Effective March 21, 2005, we entered into an interest rate swap to provide the required interest rate protection. The swap contract was for a nominal amount of $12.5 million for a three-year term.

      FOREIGN EXCHANGE RISK

We are subject to risk from changes in the foreign exchange rate for our foreign subsidiaries which use foreign currency as their functional currency and is translated into United States dollars. Such changes result in cumulative translation adjustments which are included in shareholders' equity and in the determination of other comprehensive income (loss). Intercompany transactions between us and our foreign subsidiaries are recorded by the foreign subsidiaries in their functional currency.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a - 15(e) and 15d - 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

The Company is continuing to perform the systems and process evaluation testing of its internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls over financial reporting which will be required for the fiscal year ending December 31, 2006. As a result, the evaluation and testing continues to require significant costs and management time. In the course of its ongoing evaluation and testing, management has identified certain deficiencies and implemented remediation plans or is in the process of planning remediation for the deficiencies.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the merger, each share of the Company's outstanding common stock was converted into the right to receive $35.00 in cash. Also, each option to purchase the Company's common stock was cashed out at a price equal to the excess, or spread, of the $35.00 per share merger consideration over the per share exercise price of each option. The Company is now a wholly owned subsidiary of DLI Holding II Corp., an affiliate of Kelso & Company.

                                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                          Total Number of Shares
                                                                           (or Units) Purchased
                   Total Number of Shares        Average Price Paid per     as Part of Publicly
Period              (or Units) Purchased            Share (or Unit)         Announced Programs
January                      9,399                       $34.62                        --

February                        --                           --                        --

March                           --                           --                        --
                            ------                       ------                    ------

Total                        9,399(1)                    $34.62                          (2)
                            ------                       ------                    ------

(1) Represents shares tendered by employees to pay for stock options exercised and shares withheld from options exercised to satisfy income tax liabilities on gains resulting from the exercise.

(2) The Company does not have any publicly announced share repurchase program.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Stockholders on January 21, 2005. At the meeting, the stockholders approved the Agreement and Plan of Merger dated as of July 1, 2004, among DLI Holding Corp., DLI Acquisition Corp., a wholly-owned subsidiary of DLI, and Del Laboratories, Inc. The voting on the proposal was as follows:

                             For             8,379,089
                           Against              54,343
                           Abstain              13,319

Item 6. EXHIBITS

      Exhibits

            Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Please see attached S.906 certifications - since the S-4 has been filed, the Company is deemed to be an "issuer" under the Sarbanes-Oxley Act.

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

                                          DEL LABORATORIES, INC.
                                          ----------------------
                                          (Registrant)


      Date: May 16, 2005                  /s/ William McMenemy
                                          --------------------
                                          William McMenemy
                                          President and
                                          Chief Executive Officer


      Date: May 16, 2005                  /s/ Enzo J. Vialardi
                                          --------------------
                                          Enzo J. Vialardi
                                          Executive Vice President and
                                          Chief Financial Officer