Form 10-Q
period 2005-06-30
DEL LABORATORIES INC
filed 2005-08-15
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    --------
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NO. 333-124360

                             DEL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        13-1953103
--------------------------------                       --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                   726 EAB PLAZA, PO BOX 9357, UNIONDALE, NEW
                      YORK 11553-9357 (Address of principal
                          executive offices) (Zip Code)


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

                                        YES  (  )                 NO  (X)

        The number of shares of Common Stock, $.01 par value, outstanding as of August 15, 2005 was 4,223,864.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index




  Part I.       FINANCIAL INFORMATION
                                                                                                  PAGE
  Item 1.       Financial Statements:

                Consolidated Balance Sheets as of
                    June 30, 2005 (Successor), and December 31, 2004 (Predecessor)                   3

                Consolidated Statements of Operations for the one month ended
                    January 31, 2005 (Predecessor), three and five months ended June 30, 2005
                    (Successor) and three and six months ended June 30, 2004 (Predecessor)           4

                Consolidated Statements of Cash Flows for the one month ended
                    January 31, 2005 (Predecessor), five months ended June 30,
                    2005
                    (Successor) and six months ended June 30, 2004 (Predecessor)                     5

                Notes to Consolidated Financial Statements                                           6

  Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                 30

  Item 3.       Quantitative and Qualitative Disclosures About Market Risks                         46

  Item 4.       Controls and Procedures                                                             46

Part II.      OTHER INFORMATION


  Item 6.       Exhibits and Reports on Form 8-K                                                    47


  SIGNATURES                                                                                        48




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004
                                 (In thousands)


                                                                             SUCCESSOR     PREDECESSOR
                                                                              PERIOD         PERIOD
                                                                              ------         ------

                                                                              June 30      December 31
                                                                               2005           2004
                                                                            (UNAUDITED)
        ASSETS

Current assets:
        Cash and cash equivalents                                            $   6,229    $   3,873
        Accounts receivable, less allowance for doubtful accounts
           of $1,850 in 2005 and $1,726 in 2004                                 90,621       78,977
        Inventories                                                            114,946      111,235
        Income taxes receivable                                                 12,184          177
        Deferred income taxes                                                   26,818        7,224
        Prepaid expenses and other current assets                                4,182        3,508
                                                                             ---------    ---------
                   Total current assets                                        254,980      204,994

Property, plant and equipment, net                                              50,022       46,769
Intangibles arising from acquisition, net                                     261,913        7,085
Goodwill                                                                       132,763        6,282
Other assets                                                                    28,262       13,743
Deferred income taxes                                                            5,889        6,587
                                                                             ---------    ---------
                   Total assets                                              $ 733,829    $ 285,460
                                                                             =========    =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion of long-term debt                                    $   2,176    $     501
        Accounts payable                                                        47,909       50,530
        Accrued liabilities                                                     30,367       19,734
                                                                             ---------    ---------
                   Total current liabilities                                    80,452       70,765

Long-term pension liability, less current portion                               22,143       12,273
Deferred income taxes                                                          124,525        7,836
Deferred liability                                                                --          1,405
8% senior subordinated notes, net of unamortized discount of $1,100            173,900         --
Long-term debt, less current portion                                           203,307       71,233
                                                                             ---------    ---------
                   Total liabilities                                           604,327      163,512
                                                                             ---------    ---------

Shareholders' equity:
        Preferred stock $ .01 par value, authorized
           1,000,000 shares; no shares issued (Predecessor)                       --           --
        Common stock $1 par value, authorized 20,000,000
           shares; issued 10,000,000 shares (Predecessor)                         --         10,000
        Common stock $.01 par value, 4,223,864 shares authorized
           and issued (Successor)                                                   42         --
        Additional paid-in capital                                             142,659        9,348
        Accumulated other comprehensive income (loss)                              137       (2,363)
        Retained earnings (deficit)                                            (13,336)     110,918
                                                                             ---------    ---------
                                                                               129,502      127,903

        Less: Treasury stock at cost, 242,553 shares in 2004 (Predecessor)        --         (5,453)
                   Receivables for stock options exercised (Predecessor)          --           (502)
                                                                             ---------    ---------
                   Total shareholders' equity                                  129,502      121,948
                                                                             ---------    ---------

                   Total liabilities and shareholders' equity                $ 733,829    $ 285,460
                                                                             =========    =========


 The accompanying notes are an integral part of the consolidated financial statements.




                                      -3-








                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    SUCCESSOR PERIODS and PREDECESSOR PERIODS
                                 (In thousands)
                                   (UNAUDITED)


                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                           -----------------------   ------------------------------------

                                           SUCCESSOR   PREDECESSOR   SUCCESSOR          PREDECESSOR
                                             PERIOD       PERIOD       PERIOD             PERIOD
                                           ---------    ---------    ---------     ----------------------

                                            April 1,      April 1,  February 1,    January 1,   January 1,
                                             2005 -        2004 -       2005 -       2005 -        2004 -
                                            June 30,      June 30,     June 30,    January 31,   June 30,
                                              2005         2004        2005          2005          2004
                                              ----         ----        ----          ----          ----

Net sales                                   $ 108,904    $ 102,948    $ 179,821    $  18,206    $ 186,013

Cost of goods sold                             64,495       52,370      103,225        9,718       93,585
Selling and administrative expenses            44,258       43,049       73,163       11,475       82,729
Severance expenses (note 10)                     --             13         --           --              3
Merger expenses                                   724          216        4,651       18,974          216
                                            ---------    ---------    ---------    ---------    ---------

Operating income (loss)                          (573)       7,300       (1,218)     (21,961)       9,480

Other income (expense):
   Loss on sale of building and land             --            (41)        --            --           (41)
   Interest expense, net                       (6,882)        (836)     (11,732)        (264)      (1,859)
   Other income (expense), net                    (93)        (304)          77         (232)        (354)
                                            ---------    ---------    ---------    ---------    ---------

Earnings (loss) before income taxes            (7,548)       6,119      (12,873)     (22,457)       7,226
Provision for (benefit) from income taxes       2,566        2,362          463      (24,434)       2,789
                                            ---------    ---------    ---------    ---------    ---------
Net earnings (loss)                         $ (10,114)   $   3,757    $ (13,336)   $   1,977    $   4,437
                                            =========    =========    =========    =========    =========



The accompanying notes are an integral part of the consolidated financial statements.







                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SUCCESSOR PERIODS and PREDECESSOR PERIODS
                                 (In thousands)
                                   (UNAUDITED)

                                                                    SUCCESSOR           PREDECESSOR
                                                                     PERIOD                PERIOD
                                                               ----------------- ----------------------------
                                                                                  January 1,      January 1,
                                                               February 1, 2005-    2005 -          2004 -
                                                                 June 30, 2005    January 31,       June 30,
                                                                                     2005             2004
                                                               -----------------     ----             ----
Cash flows provided by (used in) operating activities:
Net earnings (loss)                                               $ (13,336)      $   1,977       $   4,437
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                         5,357             748           4,179
Amortization of display fixtures                                      3,702             764           4,291
Amortization of inventory fair value adjustment                       5,579            --              --
Amortization of deferred financing fees and
   original issue discount                                              940              20             111
Deferred income taxes                                                  (837)        (13,030)           --
Provision for (recovery from) doubtful accounts                         100              26              (9)
Tax benefit on stock options exercised                                 --                57             444
Loss on sale of building and land                                      --              --                41
Other non-cash operating items                                          (98)            219             320

Changes in operating assets and liabilities:
    Accounts receivable                                             (17,797)          5,973          (3,163)
    Inventories                                                       4,342          (6,063)         (9,782)
    Prepaid expenses and other current assets                          (298)           (379)            (55)
    Other assets                                                     (5,049)         (1,686)         (5,936)
    Accounts payable                                                 (2,996)            405           2,323
    Accrued liabilities                                             (13,398)         21,720            (881)
    Deferred liability                                                 --             1,367              49
    Pension liability (net)                                             885            (330)            233
    Income taxes receivable / payable                                  (393)        (11,598)         (3,619)
                                                                  ---------       ---------       ---------

          Net cash provided by (used in) operating activities       (33,297)            190          (7,017)
                                                                  ---------       ---------       ---------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of building and land                        --              --             4,816
    Property, plant and equipment additions                          (2,929)           (797)         (5,387)
    Purchase of Del Laboratories, Inc.                             (377,233)           --              --
                                                                  ---------       ---------       ---------

         Net cash used in investing activities                     (380,162)           (797)           (571)
                                                                  ---------       ---------       ---------

Cash flows provided by (used in) financing activities:
    Borrowing under note payable                                       --              --             5,000
    Principal borrowings (payments) under revolving
       credit agreement, net                                          5,000            (800)          3,000
    Principal payments under mortgages                                  (27)            (23)           (199)
    Principal repayments under term loan                             (1,000)           --              --
    Repayment of existing debt in connection with merger            (69,316)           --              --
    Issuance of senior subordinated notes                           173,845            --              --
    Issuance of term loan                                           200,000            --              --
    Payment of deferred financing and other merger related fees     (29,305)           --              --
    Contributed capital                                             138,200            --              --
    Payment of capital lease obligations                                (59)           --               (55)
    Proceeds from the exercise of stock options                        --                12             201
    Acquisition of treasury stock                                      --               (57)           (429)
                                                                  ---------       ---------       ---------

          Net cash provided by (used in) financing activities       417,338            (868)          7,518
                                                                  ---------       ---------       ---------

Effect of exchange rate changes on cash                                 (27)            (21)            (16)
                                                                  ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                  3,852          (1,496)            (86)

Cash and cash equivalents at beginning of year                        2,377           3,873           2,113
                                                                  ---------       ---------       ---------

Cash and cash equivalents at end of period                        $   6,229       $   2,377       $   2,027
                                                                  =========       =========       =========

Supplemental disclosures:
Cash paid for:
    Interest                                                      $   4,212       $     140       $   1,766
    Income taxes                                                  $   1,650       $     136       $   6,152

Non-cash transactions:
    Shares tendered by optionees to exercise
       stock options                                              $    --         $     269       $     780
    Shares exchanged by optionees                                 $   4,500       $    --         $    --


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

Pursuant to separate Exchange Agreements, dated January 27, 2005 (the "Exchange Agreements"), the Continuing Investors elected to exchange, immediately prior to the effective time of the Merger, options to purchase Del common stock for options to purchase Holding common stock, constituting approximately 6.6% of the fully diluted share capital of Holding immediately after the merger. The estimated fair value of the exchange options was included in the calculation of the aggregate purchase price.

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

Immediately prior to the Merger, Sub also entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, Deutsche Bank Securities Inc., as co-agent and documentation agent, and the lenders party thereto from time to time, providing for aggregate maximum borrowings of $250.0 million consisting of a term loan facility in an aggregate principal amount of $200.0 million (all of which amount was drawn in connection with the Merger,) and a revolving credit facility, providing for up to $50.0 million of revolving loans outstanding at any time. The obligations under the credit agreement were assumed by Del upon the consummation of the Merger. The obligations of Del under the credit agreement are guaranteed by Holding II and certain of the domestic subsidiaries of Del. The senior credit facilities and the guarantees thereof are secured by a pledge of the capital stock of Del by Holding II, pledges of certain of the capital stock of the domestic subsidiaries of Del and the effective pledge of 65% of the capital stock of certain foreign subsidiaries of Del, and liens on substantially all of the tangible and intangible assets of Del and guarantors, subject to certain exceptions.

Pursuant to the merger, all of the Company's outstanding common stock was acquired for $35 a share. The aggregate purchase price paid for all of the Company's outstanding common stock including options exchanged and transaction costs was approximately $414,000, comprised of $377,200 for the acquisition of the outstanding shares and options exercised, $4,500 representing the fair value of the options exchanged, $18,500 in severance payments, $950 of prepayment penalties and $12,850 of transaction related costs. The acquisition, as described above, has been accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations". The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

              Current assets                                     $259,101
              Property, plant and equipment                        50,198
              Intangibles arising from acquisitions               264,100
              Goodwill                                            132,763
              Other assets                                         28,151
              Deferred income taxes                                 5,889
                                                                 --------

                 Total assets acquired                           $740,202
                                                                 --------

              Current liabilities                                  77,611
              Long-term pension liability                          22,143
              Deferred income taxes                               124,525
              Long-term debt                                      373,222
                                                                 --------

                 Total liabilities assumed                        597,501
                                                                 --------

                 Net assets acquired                             $142,701
                                                                 ========

Current assets include inventories at a fair value of $124,686 which represents an increase of $7,810 over the acquired book value.

The components of the increase to the fair value of inventory over the acquired book value were as follows:

                 Work in process                          $1,573
                 Finished goods                            6,237
                                                          ------

                                                         $ 7,810
                                                         =======

During the second quarter ended June 30, 2005, the Company recorded an additional step-up to inventory of $4,170 and an offsetting adjustment to goodwill of $2,527 and deferred taxes of $1,643 resulting from the finalization of adjusting inventory to fair value. The Company also recorded additional expense of $2,979 representing the additional amortization of the additional inventory step-up for the period February 1, 2005 through June 30, 2005 (Successor Period). The fair value of inventory was developed in consultation with independent valuation specialists. Work in process was based upon the estimated selling price, less the cost to complete, cost of disposal and a normal selling profit. Finished goods was based upon the estimated selling price less the cost of disposal and a normal selling profit. The fair value of raw materials was based upon the estimated replacement cost, which equaled the Company's historical cost.

Property, plant and equipment at a fair value of $50,197 represents an increase of $3,457 over the acquired book value. Of the increase $4,752 is applicable to land and buildings and $1,295 represents a decrease to machinery and equipment.

Intangible assets of $264,100 includes $159,100 related to trade names of the Company's various product lines and $105,000 related to customer relationships. Included in goodwill of $132,763 is a deferred tax liability of $104,051 which is due principally to the recognition of the intangible asset of $264,100. These fair values are based in part upon a study performed by a valuation specialist. The trade names are an indefinite-lived intangible asset which is not subject to amortization, but does require impairment evaluation during each annual reporting period to determine whether events and circumstances continue to support an indefinite useful life. The customer relationships are being amortized over a 20 year life.

During the second quarter ended June 30, 2005, the Company also recorded a net adjustment to goodwill in the amount of $7,620 to reduce goodwill and deferred income tax liability, resulting from a recalculation of the deferred tax assets and liabilities in connection with the merger transaction.

The valuations are based on information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by our management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual results may vary from the projected results.

Due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed in connection with our acquisition (U.S. GAAP permits up to one year from the acquisition date to complete such analyses), any changes to the fair value of assets or liabilities acquired based on information as of the acquisition date, will result in an adjustment to goodwill.

The merger transaction was completed on January 27, 2005. Since the actual results between the period January 28, 2005 and January 31, 2005 were not material to the Successor Period of the quarter or to the projected annual results, the Company has utilized January 31, 2005 as the acquisition date.

As a result of the acquisition, the capital structure of and the basis of accounting under the "purchase" method for the Company differs from those of the Company prior to the acquisition. Financial data of the Company for all reporting periods subsequent to January 31, 2005 (Successor Period) reflect the acquisition under the purchase method of accounting. Therefore, the Company's Successor Period financial data generally will not be comparable to the Company's Predecessor financial data. As a result of the acquisition, the consolidated statement of operations for the Successor Period includes amortization expense related to debt issuance costs, original issue discount amortization and management fees that did not exist prior to the acquisition. Also, as a result of purchase accounting, the fair values of identifiable intangibles with definitive lives and property, plant and equipment at the date of acquisition became their new "cost" basis and depreciation and amortization of these assets in the Successor Period is based upon their newly established cost basis. Further, inventory includes a valuation adjustment to eliminate the manufacturer's profit at the date of acquisition which is being charged to cost of goods sold as the inventory is sold in the Successor Period. Additionally, the fair value of our pension assets and liabilities were adjusted as a result of purchase accounting; therefore pension expense for the Successor Period is based upon the newly established fair values. Also the deferred tax balances were adjusted as a result of the purchase accounting adjustments. Other effects of purchase accounting in the Successor Period are not considered material.

The following table summarizes fiscal 2005 and fiscal 2004 pro forma results as if the acquisition occurred on January 1, 2004:

                                    3 Months Ended            6 Months Ended
                                        June 30                  June 30
                                  2005          2004        2005         2004
                                  ----          ----        ----         ----

Net sales                      $ 108,904    $ 102,948    $ 198,027    $ 186,013
Loss before income taxes       $  (7,548)   $  (3,059)   $ (38,431)   $ (10,808)
Net loss                       $ (10,114)   $  (1,878)   $ (14,572)   $  (6,636)

The pro forma financial information reflects increased cost of goods sold, increased interest expense, additional amortization and lower depreciation expense, new management fees, lower pension expense and savings due to the retirement of the former CEO.

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

                                             Three Months Ended         Six Months Ended
                                          ----------------------  -------------------------------
                                          SUCCESSOR  PREDECESSOR  SUCCESSOR    PREDECESSOR
                                             PERIOD      PERIOD     PERIOD         PERIOD
                                            ------       ------     ------   --------------------

                                             APR 1,      APR 1,    FEB 1,     JAN 1,     JAN 1,
                                              2005 -     2004 -    2005 -      2005-     2004 -
                                             JUNE 30,   JUNE 30,   JUNE 30,   JAN 31,    JUNE 30,
                                              2005       2004       2005       2005       2004
                                              ----       ----       ----       ----       ----

Net earnings (loss), as reported           $(10,114)   $ 3,757   $(13,336)   $ 1,977    $ 4,437
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards
   net of related tax effects              $  --       $  (513)  $  --       $  (125)   $(1,037)
                                           --------    -------   --------    -------    -------
Pro forma net earnings (loss)              $(10,114)   $ 3,244   $(13,336)   $ 1,852    $ 3,400
                                           ========    =======   ========    =======    =======

As a result of the acquisition and pursuant to the terms of 1994 Stock Plan, all outstanding unvested options became fully vested and exercisable. As of the acquisition date, there were 2,152 options outstanding, of which 1,727 were fully vested and 425 unvested. All of the outstanding options were acquired by the Company at $35 per share, less the exercise price of the stock option.

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



5. INVENTORIES

Inventories are valued at the lower of cost (principally first-in / first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories were as follows:

                                            SUCCESSOR          PREDECESSOR
                                              PERIOD             PERIOD
                                              ------             ------

                                              June 30           December 31
                                               2005                2004
                                             --------            --------

           Raw Materials                     $ 47,954            $ 54,264
           Work in Process                      5,393               5,739
           Finished Goods                      61,599              51,232
                                             --------            --------

                                             $114,946            $111,235
                                             ========            ========



6. INTANGIBLES

Trade names have an indefinite life and relate to several of the Company's product lines, including Sally Hansen, LaCross, N.Y.C. New York Color, Cornsilk, Orajel, Dermarest, Stye, Gentle Naturals and Pronto. These trade names have indefinite lives and are used in advertising and marketing of the products and are widely recognized and accepted by consumers in the Company's respective markets. Customer relationships are being amortized on a straight-line basis over 20 years.

Intangibles arising from acquisitions were as follows:

                                                  SUCCESSOR PERIOD
                                                   JUNE 30, 2005
                                                   -------------

                                 GROSS CARRYING     ACCUMULATED     NET BOOK
                                      VALUE        AMORTIZATION      VALUE
                                      -----        ------------      -----

     Trade names                     $159,100       $   --         $159,100
     Customer relationships           105,000          2,187        102,813
                                     --------       --------       --------

                                     $264,100       $  2,187       $261,913
                                     ========       ========       ========

                                                   PREDECESSOR PERIOD
                                                   DECEMBER 31, 2004
                                                   -----------------

                                        GROSS CARRYING ACCUMULATED    NET BOOK
                                            VALUE     AMORTIZATION     VALUE
                                            -----     ------------     -----

      Intellectual property rights         $10,558      $ 3,534      $ 7,024
      Trademarks and other                   3,065        3,004           61
                                           -------      -------      -------

                                           $13,623      $ 6,538      $ 7,085
                                           =======      =======      =======


Amortization expense was $1,313 and $170 for the three months ended June 30, 2005 and 2004, respectively, and amounted to $2,187, $44 and $340 for the 2005 Successor Period, the 2005 Predecessor Period and the six months ended June 30, 2004. The estimated amortization expense for the fiscal years ending December 31, 2005, 2006, 2007, 2008 and 2009, is $5,250, for each of the years. The useful lives for intellectual property rights, trademarks and other were 20 years.






7. INCOME TAXES

Income taxes for the Successor Period February 1, 2005 to June 30, 2005 of $0.5 million was based on the Company's expected effective tax rate of (3.6%) for the period February 1, 2005 to December 31, 2005. The expected effective tax rate of (3.6%) is principally the result of taxable income of foreign subsidiaries, which is taxed at higher rates than the U.S., offset by a taxable loss in the U.S. primarily due to the amortization of the inventory step-up and other merger expenses.

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

Income taxes for the Predecessor Period January 1,2004 to June 30, 2004 of $2.8 million was based on the Company's expected annual effective tax rate of 38.6% for the year 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For presentation purposes, certain of such tax assets and liabilities are shown net on the accompanying consolidated balance sheets. Deferred tax assets and liabilities as of June 30, 2005 are primarily due to amounts recorded in connection with the merger transaction. Significant components of the Company's deferred tax assets and liabilities were as follows:





                                                           June 30,    December 31,
                                                             2005          2004
                                                             ----          ----

Deferred tax assets:

   Accounts receivable, principally
      due to allowance for doubtful accounts                $  1,849    $  1,175

   Supplemental Executive Retirement Plan
      (SERP), principally due to
      accrual for financial statement purposes                  --         2,759

   Inventory reserve and fair value adjustment                 9,973       4,843

   Intangibles                                                 3,628        --

   Pension accrual for financial reporting purposes
      and other compensation benefits                           --         3,214

   Tax credit and NOL carry forwards                          13,897         443

   Package design                                                204        --

   Real estate lease allowance                                 1,271         360

   Other                                                       1,885       1,016
                                                            --------    --------

Deferred tax assets                                           32,707      13,810
                                                            --------    --------

Deferred tax liabilities:
   SERP                                                          (58)        --
   Pension                                                    (1,230)        --

   Property, plant and equipment,
      principally due to differences
      in depreciation methods                                (16,327)     (7,435)


   Indentifiable intangibles                                (104,051)        --
   Other                                                      (2,859)       (401)
                                                            --------    --------

Deferred tax liabilities                                    (124,525)     (7,836)
                                                            --------    --------

Net deferred tax assets (liabilities)                       $(91,818)   $  5,974
                                                            ========    ========



8. LONG - TERM DEBT

Long - term debt consisted of the following:

                                                        Successor    Predecessor
                                                         Period        Period

                                                        June 30     December 31
                                                          2005          2004
                                                          ----          ----

     8% senior subordinated notes                       $173,900     $   --
     Term loan                                           199,000         --
     5.56% senior notes                                     --         24,000
     Notes payable under revolving credit agreement        5,000       34,000
     Mortgages on land and buildings                       1,215       13,408
     Obligations under capital leases                        268          326
                                                        --------     --------


                                                        $379,383     $ 71,734
     Less current portion                                  2,176          501
                                                        --------     --------
                                                        $377,207     $ 71,233
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

Concurrently with the offering of the notes, the Company entered into a credit agreement, as amended with JPMorgan Chase Bank N.A., as administrative agent, Bear Stearns Corporation Lending Inc., as syndication agent, Deutsche Bank Securities Inc., as co-agent and documentation agent and the lenders party thereto from time to time. The agreement provides for maximum borrowings of $250.0 million consisting of a term loan facility in an aggregate principal amount of $200.0 million and a revolving credit facility, providing for up to $50.0 million of revolving loans outstanding at any time (including letters of credit of up to $15.0 million). The revolving credit facility matures in January 2011 and the term loan facility matures in July 2011. The term loan facility requires quarterly principal payments of $500.0 commencing on March 31, 2005 and continues on the last day of each consecutive June, September, December and March thereafter, with the balance payable at maturity. The senior credit facilities, subject to certain exceptions, are subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and insurance recovery and condemnation events, (ii) 50% of the net proceeds of certain equity offerings or contributions by Holding II and (iii) 75% of excess cash flow, as defined in the credit agreement, for any fiscal year ending on or after December 31, 2005. The obligations of the Company under the senior credit facilities are guaranteed by Holding II and certain of the Company's existing and future domestic subsidiaries. The senior credit facilities and the guarantees thereof are secured by a pledge of the capital stock of the Company by Holding II, pledges of certain of the capital stock of the domestic subsidiaries of the Company and the effective pledge of 65% of the capital stock of certain of the Company's foreign subsidiaries, and liens on substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions.

On July 26, 2005, the Company entered into a First Amendment to the Credit Agreement dated as of January 27, 2005, among DLI Holding II Corp., Del Laboratories, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, J.P. Morgan Securities, Inc. and Bear Stearns & Co. Inc. as joint lead arrangers, Bear Stearns Corporate Lending Inc., as syndication agent, Deutsche Bank Securities inc., as documentation agent and as co-agent, and JP Morgan Chase Bank, N.A. as administrative agent.

The Lenders have agreed to amend certain provisions of the Credit Agreement to, among other things, (i) revise the definition on Consolidated EBITDA to include consultation fees and expense reimbursements associated with implementing process improvements and cost reductions being developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group;
(ii) provide for an increase in the maximum leverage ratio; and (iii) increase the rates set forth in the definitions of Applicable Margin and Pricing grids.

Under the terms of the credit agreement, interest rates on borrowings are based upon, at the Company's option, LIBOR or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The agreement includes covenants, that among other things, limit or restrict the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the notes, make dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the notes indenture, engage in mergers or make capital expenditures and engage in certain transactions with affiliates. The agreement also requires us to enter into interest rate protection agreements to provide interest rate protection for a minimum of 50% of our consolidated funded indebtedness for three years. Effective March 21, 2005, we entered into an interest rate swap to provide the required interest rate protection. The swap contract was for a notional amount of $12.5 million for a three-year term. The value of the swap contract was "out-of-the-money" by $181 thousand at June 30, 2005. In addition, the Company is required to comply with specified financial ratios and tests.

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

As a result of the merger, the Company recorded a fair value adjustment to its pension assets and liabilities of $10.5 million. The adjustment was the result of an increase of $9.8 million in liabilities and a reduction of plan assets of $0.7 million.






COMPONENTS OF NET PERIOD BENEFIT COST

The components of net periodic benefit costs of the Company's domestic plans are set forth in the following tables:

                                SUCCESSOR PERIOD
                          APRIL 1, 2005 - JUNE 30, 2005

                                            DEL NON-    DEL LACROSS
                                           UNION PLAN      PLAN           SERP
                                           ----------      ----           ----

Service Cost                                $   928       $  --         $     8
Interest Cost                                   654            18           108
Expected return on plan assets                 (621)          (17)         --
Recognized net loss                               3          --            --
                                            -------       -------       -------

Net periodic cost                           $   964       $     1       $   116
                                            =======       =======       =======




                               PREDECESSOR PERIOD
                          APRIL 1, 2004 - JUNE 30, 2004

                                            DEL NON-    DEL LACROSS
                                           UNION PLAN      PLAN           SERP
                                           ----------      ----           ----

Service Cost                                $   770       $  --         $    13
Interest Cost                                   578            19           106
Expected return on plan assets                 (516)          (18)         --
Recognized prior service cost                    13          --              37
Recognized net loss                             191             4            (3)
                                            -------       -------       -------

Net periodic cost                           $ 1,036       $     5       $   153
                                            =======       =======       =======

                                SUCCESSOR PERIOD
                        FEBRUARY 1, 2005 - JUNE 30, 2005

                                            DEL NON-    DEL LACROSS
                                           UNION PLAN      PLAN           SERP
                                           ----------      ----           ----

Service Cost                                $ 1,528       $  --         $    13
Interest Cost                                 1,082            30           180
Expected return on plan assets               (1,038)          (28)         --
Recognized net loss                               3          --            --
                                            -------       -------       -------

Net periodic cost                           $ 1,575       $     2       $   193
                                            =======       =======       =======




                               PREDECESSOR PERIOD
                       JANUARY 1, 2005 - JANUARY 31, 2005

                                            DEL NON-    DEL LACROSS
                                           UNION PLAN      PLAN           SERP
                                           ----------      ----           ----

Service Cost                                $   300       $  --         $     3
Interest Cost                                   214             6            36
Expected return on plan assets                 (207)           (6)         --
Recognized prior service cost                     4          --              12
Recognized net loss                              77             2             7
                                            -------       -------       -------

Net periodic cost                           $   388       $     2       $    58
                                            =======       =======       =======




                               PREDECESSOR PERIOD
                         SIX MONTHS ENDED JUNE 30, 2004


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
                                            =======       =======       =======



CONTRIBUTIONS

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expects to contribute in 2005 approximately $4,189 to its Non-Union Plan. As of June 30, 2005, $1,708 of contributions have been made to the Non-Union Plan. The Company presently anticipates contributing an additional $2,330 to fund its Non-Union Plan for a total of $4,038.

10. CLOSURE OF FARMINGDALE PLANT

On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $2,033 for severance costs and related benefits for approximately 360 union and non-union employees associated with this move was recorded during 2003. Additional severance benefits earned by employees terminated were recognized as a charge in the financial statements as such severance benefits were earned. During the first quarter of 2004, a provision of $56 was recorded for such earned severance benefits, net of adjustments of $66 to the initial accrual, which resulted in a net recovery of $10. During the second quarter of 2004, a provision of $18 was recorded for such earned severance benefits, net of adjustments of $5 to the initial accrual, which resulted in a net provision of $13. No additional severance expenses were incurred during 2005. During 2005 and 2004, $(3) and $90, respectively, of relocation and other move related costs were expensed as incurred. As of June 30, 2005, all union and non-union employees have been terminated and $2,052 in severance benefits were paid.

A summary of the activity in the accrual for the plant closure was as follows:

                      Balance December 31, 2004             $  52

                             Payments                         (51)
                                                            ------

                      Balance June 30, 2005                 $   1
                                                            =====


11. SALE OF BUILDING AND LAND

On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company which was exercised by the buyer on June 30, 2004. The improved land and buildings were sold for gross proceeds of $5,000, which was reduced by $320 for closing costs and increased by $136 for other closing adjustments, resulting in net proceeds of $4,816. The improved land and buildings had a book value at June 30, 2004 of $4,513. After closing costs of $320 and other transaction related expenses of $208, the sale resulted in a loss of $41 ($25 after-tax).




12. COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                            ------------------        ----------------

                                            SUCCESSOR  PREDECESSOR SUCCESSOR    PREDECESSOR
                                              PERIOD    PERIOD     PERIOD         PERIOD
                                              ------    ------     ------         ------


                                              APR 1,     APR 1,    FEB 1,     JAN 1,      JAN 1,
                                              2005 -     2004 -    2005 -      2005-      2004-
                                             JUNE 30,   JUNE 30,  JUNE 30,    JAN 31,    JUNE 30,
                                               2005      2004       2005       2005       2004
                                             -------    -------    -------    -------    -------

Net earnings (loss)                         $(10,114)   $ 3,757   $(13,336)   $ 1,977    $ 4,437

Foreign currency translation gain / (loss)      (125)       (64)       137       (346)      (229)
                                            --------    -------   --------    -------    -------

Total comprehensive income (loss)           $(10,239)   $ 3,693   $(13,199)   $ 1,631    $ 4,208
                                            ========    =======   ========    =======    =======

13. SEGMENT INFORMATION

The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are oral analgesics, oral hygiene, eye/ear products and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments; depreciation of unallocated assets is charged to the Cosmetic segment.

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                          ------------------               ----------------

                                        SUCCESSOR    PREDECESSOR   SUCCESSOR           PREDECESSOR
                                         PERIOD        PERIOD      PERIOD               PERIOD

                                         APR 1,        APR 1,      FEB 1,      JAN 1, -      JAN 1,
                                         2005 -        2004-      2005 -        2005         2004-
                                        JUNE 30,      JUNE 30,    JUNE 30,     JAN 31,      JUNE 30,
                                         2005          2004         2005        2005          2004
                                         ----          ----         ----        ----          ----
Net sales:
   Cosmetic                            $  86,930    $  82,078    $ 142,317    $  14,756    $ 147,316
   Pharmaceutical                         21,974       20,870       37,504        3,450       38,697
                                       ---------    ---------    ---------    ---------    ---------
   Consolidated                        $ 108,904    $ 102,948    $ 179,821    $  18,206    $ 186,013
                                       =========    =========    =========    =========    =========

Operating income (loss):
   Cosmetic                            $  (5,750)   $   3,398    $  (8,562)   $ (17,714)   $   3,740
   Pharmaceutical                          5,177        3,902        7,344       (4,247)       5,740
                                       ---------    ---------    ---------    ---------    ---------
   Consolidated                        $    (573)   $   7,300    $  (1,218)   $ (21,961)   $   9,480

Other income (expense):
   Loss on sale of building and land   $    --      $     (41)   $    --      $    --      $     (41)
   Interest expense, net               $  (6,882)   $    (836)   $ (11,732)   $    (264)   $  (1,859)
   Other income (expense), net         $     (93)   $    (304)   $      77    $    (232)   $    (354)
                                       ---------    ---------    ---------    ---------    ---------

Earnings (loss) before income taxes    $  (7,548)   $   6,119    $ (12,873)   $ (22,457)   $   7,226
                                       =========    =========    =========    =========    =========

Depreciation and amortization:
   Cosmetic                            $   2,461    $   2,021    $   4,140    $     707    $   3,955
   Pharmaceutical                            744          115        1,217           41          224
                                       ---------    ---------    ---------    ---------    ---------
   Consolidated                        $   3,205    $   2,136    $   5,357    $     748    $   4,179
                                       =========    =========    =========    =========    =========

Amortization of display fixtures:
   Cosmetic                            $   2,213    $   2,223    $   3,702    $     764    $   4,291
   Pharmaceutical                           --           --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------

   Consolidated                        $   2,213    $   2,223    $   3,702    $     764    $   4,291
                                       =========    =========    =========    =========    =========


For the three months ended June 30, 2004, a severance expense of $13 was included in the operating income of the segments, as follows: Cosmetic - $8.5 and Pharmaceutical - $4.5. For the six months ended June 30, 2004, severance expense of $3 was included in the operating income of the segments, as follows:
Cosmetic - $2 and Pharmaceutical - $1.

(14) Condensed Consolidating Financial Information

The Company's obligations related to its senior credit facilities and the 8% senior subordinated notes are guaranteed jointly and severally by the Company's direct and indirect present and future domestic restricted subsidiaries (the "Guarantors"). The following financial information sets forth, on a condensed consolidating basis, balance sheets, statements of earnings and statements of cash flows for domestic subsidiaries of the Company that are Guarantors (collectively, the "Guarantor Subsidiaries") and foreign subsidiaries of the Company that are not Guarantors (collectively, the "Non-Guarantor Subsidiaries"). Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to the investor. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors are the same as those described for the Company in the Form S-4 Registration Statement.


                           CONSOLIDATING BALANCE SHEET
                                SUCCESSOR PERIOD
                                 June 30, 2005


                                                                         Guarantor  Non-Guarantor
                                                             Issuer    Subsidiaries Subsidiaries  Eliminations Consolidated
                                                             ------    -------------------------  -------------------------
       ASSETS

Current assets:
       Cash and cash equivalents                            $   6,393    $    (535)   $     371    $    --      $   6,229
       Accounts receivable                                     66,934       18,131        5,556         --         90,621
       Inventories                                             92,328        8,236       14,382         --        114,946
       Income taxes receivable                                 33,251      (22,251)       1,184         --         12,184
       Deferred income taxes                                   27,173         (355)        --           --         26,818
       Prepaid expenses and other current assets                3,793          349           40         --          4,182
                                                            ---------    ---------    ---------    ---------    ---------
               Total current assets                           229,872        3,575       21,533         --        254,980

Property, plant and equipment, net                             43,803        2,229        3,990         --         50,022
Intercompany                                                  104,631      (90,052)     (14,579)        --           --
Intangibles arising from acquisitions, net                    171,413       90,500         --           --        261,913
Goodwill                                                       96,877       35,886         --           --        132,763
Other assets                                                   27,566         --            696         --         28,262
Note receivable                                                 6,430         --           --         (6,430)        --
Deferred income taxes                                          41,542      (35,653)        --           --          5,889
                                                            ---------    ---------    ---------    ---------    ---------
               Total assets                                 $ 722,134    $   6,485    $  11,640    $  (6,430)   $ 733,829
                                                            =========    =========    =========    =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                    $   2,124    $    --      $      52    $    --      $   2,176
       Accounts payable                                        42,508        2,927        2,474         --         47,909
       Accrued liabilities                                     25,224        3,470        1,673         --         30,367
       Income taxes payable                                      --           --           --           --           --
                                                            ---------    ---------    ---------    ---------    ---------
               Total current liabilities                       69,856        6,397        4,199         --         80,452

Long-term pension liability, less current portion              22,143         --           --           --         22,143
Deferred income taxes                                         124,390          122           13         --        124,525
Deferred liability                                               --           --           --           --           --
Note payable                                                     --           --          6,430       (6,430)        --
8% senior notes                                               173,900                      --                    173,900
Long-term debt, less current portion                          202,143         --          1,164                  203,307
                                                            ---------    ---------    ---------    ---------    ---------
              Total liabilities                               592,432        6,519       11,806       (6,430)     604,327
                                                            ---------    ---------    ---------    ---------    ---------

Shareholders' equity:
       Common stock $.01 par value, authorized
          4,223,864 shares; issued 4,223,864 shares                42         --           --           --             42
       Additional paid-in capital                             142,659         --           --           --        142,659
       Accumulated other comprehensive loss                        (3)        --            140         --            137
       Retained earnings                                      (12,996)         (34)        (306)        --        (13,336)
                                                            ---------    ---------    ---------    ---------    ---------

               Total shareholders' equity                     129,702          (34)        (166)        --        129,502
                                                            ---------    ---------    ---------    ---------    ---------


               Total liabilities and shareholders' equity   $ 722,134    $   6,485    $  11,640    $  (6,430)   $ 733,829
                                                            =========    =========    =========    =========    =========




                           CONSOLIDATING BALANCE SHEET
                               PREDECESSOR PERIOD
                                December 31, 2004


                                                                       Guarantor    Non-Guarantor
                                                              Issuer   Subsidiaries Subsidiaries Eliminations Consolidated
                                                              ------   ---------------------------------------------------
       ASSETS

Current assets:
       Cash and cash equivalents                            $   3,607    $    (398)   $     664    $    --      $   3,873
       Accounts receivable, net                                58,062       17,016        3,899         --         78,977
       Inventories                                             87,410       11,805       12,020         --        111,235
       Income taxes receivable                                    177         --           --           --            177
       Deferred income taxes                                    7,075          149         --           --          7,224
       Prepaid expenses and other current assets                3,065          325          118         --          3,508
                                                            ---------    ---------    ---------    ---------    ---------
               Total current assets                           159,396       28,897       16,701         --        204,994

Property, plant and equipment, net                             42,094          996        3,679         --         46,769
Intercompany                                                 (103,361)     105,837         (951)      (1,525)        --
Intangibles arising from acquisitions, net                      7,080            5         --           --          7,085
Goodwill                                                        3,520        2,762         --           --          6,282
Other assets                                                   13,195           18          530         --         13,743
Note receivable                                                 6,430         --           --         (6,430)        --
Deferred income taxes                                           6,301          286         --           --          6,587
                                                            ---------    ---------    ---------    ---------    ---------
               Total assets                                 $ 134,655    $ 138,801    $  19,959    $  (7,955)   $ 285,460
                                                            =========    =========    =========    =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                    $     450    $    --      $      51    $    --      $     501
       Accounts payable                                        46,283        3,000        1,247         --         50,530
       Accrued liabilities                                     14,192        4,186        1,356         --         19,734
       Income taxes payable                                   (21,865)      22,360         (495)        --           --
                                                            ---------    ---------    ---------    ---------    ---------
               Total current liabilities                       39,060       29,546        2,159         --         70,765

Long-term pension liability, less current portion              12,273         --           --           --         12,273
Deferred income taxes                                           7,619          204           13         --          7,836
Deferred liability                                              1,405         --           --           --          1,405
Note payable                                                     --           --          6,430       (6,430)        --
Long-term debt, less current portion                           70,018         --          1,215         --         71,233
                                                            ---------    ---------    ---------    ---------    ---------
               Total liabilities                              130,375       29,750        9,817       (6,430)     163,512
                                                            ---------    ---------    ---------    ---------    ---------

Shareholders' equity:
       Preferred stock $ .01 par value, authorized
          1,000,000 shares; no shares issued                     --           --           --           --           --
       Common stock $1 par value, authorized
          20,000,000 shares; issued 10,000,000 shares          10,016            1            2          (19)      10,000
       Additional paid-in capital                               9,348        1,000            5       (1,005)       9,348
       Accumulated other comprehensive loss                    (3,844)         (38)       1,519         --         (2,363)
       Retained earnings                                       (5,285)     108,088        8,616         (501)     110,918
                                                            ---------    ---------    ---------    ---------    ---------
                                                               10,235      109,051       10,142       (1,525)     127,903

       Less: Treasury stock at cost, 242,553 shares
                  in 2004                                      (5,453)        --           --           --         (5,453)
                  Receivables for stock options exercised        (502)        --           --           --           (502)
                                                            ---------    ---------    ---------    ---------    ---------
               Total shareholders' equity                       4,280      109,051       10,142       (1,525)     121,948
                                                            ---------    ---------    ---------    ---------    ---------

               Total liabilities and shareholders' equity   $ 134,655    $ 138,801    $  19,959    $  (7,955)   $ 285,460
                                                            =========    =========    =========    =========    =========





                       CONSOLIDATING STATEMENT OF EARNINGS
                                SUCCESSOR PERIOD
                          April 1, 2005 - June 30, 2005



                                                            Guarantor      Non-Guarantor
                                             Issuer       Subsidiaries     Subsidiaries  Eliminations  Consolidated

Net sales                                   $  79,260      $  20,852      $   8,792                     $ 108,904

Cost of goods sold                             52,182          7,449          4,864                        64,495
Selling and administrative expenses            25,743         14,181          4,334                        44,258
Severance expenses                               --             --             --                            --
Merger expenses                                   724           --             --                             724
                                            ---------      ---------      ---------      ---------      ---------

     Operating income (loss)                      611           (778)          (406)          --             (573)

Other income (expense):
     Interest expense, net                     (6,808)          --              (74)                       (6,882)
     Other income (expense), net                   (9)          --              (84)                          (93)
                                            ---------      ---------      ---------      ---------      ---------


Loss before income taxes                       (6,206)          (778)          (564)          --           (7,548)
Provision for (benefit from) income taxes       2,826           (459)           199                         2,566
                                            ---------      ---------      ---------      ---------      ---------

     Net loss                               $  (9,032)     $    (319)     $    (763)     $    --        $ (10,114)
                                            =========      =========      =========      =========      =========









                       CONSOLIDATING STATEMENT OF EARNINGS
                               PREDECESSOR PERIOD
                          April 1, 2004 - June 30, 2004


                                                        Guarantor      Non-Guarantor
                                            Issuer     Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                            ------     ------------    ------------  ------------   ------------

Net sales                                 $  74,224      $  19,729      $   8,995                     $ 102,948

Cost of goods sold                           42,424          5,470          4,476                        52,370
Selling and administrative expenses          28,175         10,714          4,160                        43,049
Severance expenses                                9              4           --                              13
Merger expenses                                 216           --             --                             216
                                          ---------      ---------      ---------      ---------      ---------

     Operating income                         3,400          3,541            359           --            7,300

Other income (expense):
      Loss on sale of building and land         (41)          --             --                             (41)
     Interest expense, net                     (702)          --             (134)                         (836)
     Other income (expense), net               (101)           (19)          (184)                         (304)
                                          ---------      ---------      ---------      ---------      ---------


Earnings before income taxes                  2,556          3,522             41           --            6,119
Provision for income taxes                    1,035          1,282             45                         2,362
                                          ---------      ---------      ---------      ---------      ---------

     Net earnings                         $   1,521      $   2,240      $      (4)     $    --        $   3,757
                                          =========      =========      =========      =========      =========





                       CONSOLIDATING STATEMENT OF EARNINGS
                                SUCCESSOR PERIOD
                        February 1, 2005 - June 30, 2005



                                                           Guarantor    Non-Guarantor
                                             Issuer       Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                             ------       ------------   ------------  ------------  ------------

Net sales                                   $ 128,493      $  35,602      $  15,726                     $ 179,821

Cost of goods sold                             82,880         11,917          8,428                       103,225
Selling and administrative expenses            42,816         23,029          7,318                        73,163
Merger expenses                                 3,950            701           --                           4,651
                                            ---------      ---------      ---------      ---------      ---------

     Operating loss                            (1,153)           (45)           (20)          --           (1,218)

Other income (expense):
     Interest expense, net                    (11,610)          --             (122)                      (11,732)
     Other income (expense), net                   (1)            (2)            80                            77
                                            ---------      ---------      ---------      ---------      ---------


Loss before income taxes                      (12,764)           (47)           (62)          --          (12,873)
Provision for (benefit from) income taxes         232            (13)           244                           463
                                            ---------      ---------      ---------      ---------      ---------

     Net earnings Loss                      $ (12,996)     $     (34)     $    (306)     $    --        $ (13,336)
                                            =========      =========      =========      =========      =========






                       CONSOLIDATING STATEMENT OF EARNINGS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005


                                                    Guarantor     Non-Guarantor
                                       Issuer      Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                       ------      ------------   ------------   ------------  ------------

Net sales                             $ 13,389       $  3,129       $  1,688                      $ 18,206

Cost of goods sold                       7,890            952            876                         9,718
Selling and administrative expenses      7,140          3,270          1,065                        11,475
Severance expenses                        --             --             --                            --
Merger expenses                         15,483          3,491           --                          18,974
                                      --------       --------       --------       --------       --------

     Operating loss                    (17,124)        (4,584)          (253)          --          (21,961)

Other income (expense):
     Interest expense, net                (239)          --              (25)                         (264)
     Other income (expense), net           (11)          --             (221)                         (232)
                                      --------       --------       --------       --------       --------


Loss before income taxes               (17,374)        (4,584)          (499)          --          (22,457)
Benefit from income taxes              (24,273)                         (161)                      (24,434)
                                      --------       --------       --------       --------       --------

     Net earnings (loss)              $  6,899       $ (4,584)      $   (338)      $   --         $  1,977
                                      ========       ========       ========       ========       ========





                       CONSOLIDATING STATEMENT OF EARNINGS
                               PREDECESSOR PERIOD
                         Six Months ended June 30, 2004


                                                       Guarantor     Non-Guarantor
                                          Issuer      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                          ------      ------------   ------------   ------------   ------------

Net sales                                $ 132,630      $  36,377      $  17,006                     $ 186,013

Cost of goods sold                          75,273          9,784          8,528                        93,585
Selling and administrative expenses         53,201         21,763          7,765                        82,729
Severance expenses                               2              1           --                               3
Merger expenses                                216           --             --                             216
                                         ---------      ---------      ---------      ---------      ---------

     Operating income                        3,938          4,829            713           --            9,480

Other income (expense):
     Loss on sale of building and land         (41)          --             --                             (41)
     Interest expense, net                  (1,702)          --             (157)                       (1,859)
     Other income (expense), net              (155)           (26)          (173)                         (354)
                                         ---------      ---------      ---------      ---------      ---------


Earnings before income taxes                 2,040          4,803            383           --            7,226
Provision for income taxes                     905          1,697            187                         2,789
                                         ---------      ---------      ---------      ---------      ---------

     Net earnings                        $   1,135      $   3,106      $     196      $    --        $   4,437
                                         =========      =========      =========      =========      =========





                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                SUCCESSOR PERIOD
                        February 1, 2005 - June 30, 2005



                                                                       Guarantor    Non-Guarantor
                                                             Issuer   Subsidiaries  Subsidiaries Eliminations  Consolidated
                                                             ------   ------------  -------------------------  ------------
Cash flows from operating activities:
 Net earnings (loss)                                       $ (12,996)   $     (34)   $    (309)   $       3    $ (13,336)
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                  4,901          222          232            2        5,357
Amortization of display fixtures                               3,443         --            259                     3,702
Amortization of inventory fair value adjustment                3,468        1,479          632                     5,579
Amortization of deferred financing fees &
  original issue discount                                        940         --           --                         940
Deferred income taxes                                         (1,189)         352         --                        (837)
Provision for doubtful accounts                                   87           13         --                         100
Other non-cash operating items                                   (14)        --            (84)                      (98)
Changes in operating assets and liabilities:
      Accounts receivable                                    (11,726)      (3,762)      (2,309)                  (17,797)
      Inventories                                              1,306        4,266       (1,230)                    4,342
      Prepaid expenses and other current assets                 (697)         354           45                      (298)
      Other assets                                            (4,669)          15         (395)                   (5,049)
      Accounts payable                                        (1,830)      (1,223)          57                    (2,996)
      Accrued liabilities                                    (13,080)        (634)         316                   (13,398)
      Pension liability (net)                                    885         --           --                         885
      Income taxes receivable / payable                          304         (109)        (585)          (3)        (393)
      Intercompany receivables / payables                     (1,203)      (1,352)       2,522           33         --
                                                           ---------    ---------    ---------    ---------    ---------

        Net cash provided by (used in)
           operating activities                              (32,070)        (413)        (849)          35      (33,297)
                                                           ---------    ---------    ---------    ---------    ---------

Cash flows provided by (used in) investing activities:
      Property, plant and equipment additions                 (2,910)          (7)         (12)                   (2,929)
      Purchase of Del Laboratories, Inc                     (377,233)        --           --                    (377,233)
                                                           ---------    ---------    ---------    ---------    ---------

        Net cash used in investing activities               (380,143)          (7)         (12)        --       (380,162)
                                                           ---------    ---------    ---------    ---------    ---------

Cash flows provided by (used in) financing activities:
      Borrowings under revolving credit agreement              5,000         --           --                       5,000
      Principal payments under mortgages                        --           --            (27)                      (27)
      Principal payments under term loan                      (1,000)        --           --                      (1,000)
      Repayment of existing debt in
         connection with merger                              (69,316)        --           --                     (69,316)
      Issuance of senior subordinated notes                  173,845         --           --                     173,845
      Issuance of term loan                                  200,000         --           --                     200,000
      Payment of deferred financing and other
         merger related                                      (29,305)        --           --                     (29,305)
      Contributed Capital                                    138,200         --           --                     138,200
      Payment of capital lease obligations                       (59)        --           --                         (59)
                                                           ---------    ---------    ---------    ---------    ---------

        Net cash provided by (used in)
          financing activities                               417,365         --            (27)        --        417,338
                                                           ---------    ---------    ---------    ---------    ---------

Effect of exchange rate changes on cash                         --           --              8          (35)         (27)
                                                           ---------    ---------    ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents           5,152         (420)        (880)        --          3,852

Cash and cash equivalents at beginning of year                 1,241         (115)       1,251         --          2,377
                                                           ---------    ---------    ---------    ---------    ---------

Cash and cash equivalents at end of year                   $   6,393    $    (535)   $     371    $    --      $   6,229
                                                           =========    =========    =========    =========    =========




                      CONSOLIDATING STATEMENT OF CASH FLOWS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005

                                                                       Guarantor    Non-Guarantor
                                                          Issuer     Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                          ------     ------------   ------------  ------------  ------------
Cash flows from operating activities:
 Net earnings (loss)                                     $  6,899      $ (4,584)     $   (338)                   $  1,977
Adjustments to reconcile net earnings
  (loss) to net cash provided by (used in)
  operating activities:
Depreciation and amortization                                 673            40            35                         748
Amortization of display fixtures                              723                          41                         764
Amortization of deferred financing fees                        20                                                      20
Deferred income taxes                                     (13,030)                                                (13,030)
Provision for (recovery from) doubtful accounts                25                           1                          26
Tax benefit on stock options exercised                         57                                                      57
Other non-cash operating items                                 (9)                        228                         219
Changes in operating assets and liabilities:
      Accounts receivable                                   2,740         2,635           598                       5,973
      Inventories                                          (4,838)         (104)       (1,121)                     (6,063)
      Prepaid expenses and other current assets               (32)         (377)           30                        (379)
      Other assets                                         (1,609)            3           (80)                     (1,686)
      Accounts payable                                     (1,945)        1,150         1,200                         405
      Accrued liabilities                                  21,827          (133)           26                      21,720
      Deferred liability                                    1,367                                                   1,367
      Pension liability (net)                                (330)                                                   (330)
      Income taxes receivable / payable                   (11,344)                       (254)                    (11,598)
      Intercompany receivables / payables                  (1,909)        1,665           256           (12)         --
                                                         --------      --------      --------      --------      --------

        Net cash provided by (used in)
                operating activities                         (715)          295           622           (12)          190
                                                         --------      --------      --------      --------      --------

Cash flows provided by (used in) investing activities:
      Property, plant and equipment additions                (781)          (12)           (4)                       (797)
                                                         --------      --------      --------      --------      --------

        Net cash used in investing activities                (781)          (12)           (4)         --            (797)
                                                         --------      --------      --------      --------      --------

Cash flows provided by (used in) financing activities:
      Principal payments under mortgages                      (25)                          2                         (23)
      Principal payments under revolving
        credit agreement                                     (800)                                                   (800)
      Proceeds from the exercise of stock options              12                                                      12
      Acquisition of treasury stock                           (57)                                                    (57)
                                                         --------      --------      --------      --------      --------

        Net cash provided by (used in)
           financing activities                              (870)         --               2          --            (868)
                                                         --------      --------      --------      --------      --------

Effect of exchange rate changes on cash                      --            --             (33)           12           (21)
                                                         --------      --------      --------      --------      --------

Net increase (decrease) in cash
        and cash equivalents                               (2,366)          283           587          --          (1,496)

Cash and cash equivalents at
        beginning of year                                   3,607          (398)          664                       3,873
                                                         --------      --------      --------      --------      --------

Cash and cash equivalents at end of year                 $  1,241      $   (115)     $  1,251      $   --        $  2,377
                                                         ========      ========      ========      ========      ========




                      CONSOLIDATING STATEMENT OF CASH FLOWS
                               PREDECESSOR PERIOD
                         January 1, 2004 - June 30, 2004

                                                                      Guarantor    Non-Guarantor
                                                         Issuer      Subsidiaries   Subsidiaries Eliminations Consolidated
                                                         ------      ------------   --------------------------------------
Cash flows from operating activities:
 Net earnings                                            $ 1,135       $ 3,106       $   196                     $ 4,437
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
Depreciation and amortization                              3,736           226           218            (1)        4,179
Amortization of display fixtures                           4,052          --             239                       4,291
Amortization of deferred financing fees                      111          --            --                           111
Provision for (recovery from) doubtful accounts              (39)           30          --                            (9)
Tax benefit on stock options exercised                       444          --            --                           444
Gain on sale of building and land                             41          --            --                            41
Other non-cash operating items                               133          --             187                         320
Changes in operating assets and liabilities:
      Accounts receivable                                 (1,719)       (1,258)         (186)                     (3,163)
      Inventories                                         (9,452)         (461)          131                      (9,782)
      Prepaid expenses and other current assets             (202)           95            52                         (55)
      Other assets                                        (5,757)           17          (196)                     (5,936)
      Accounts payable                                     2,215           683          (575)                      2,323
      Accrued liabilities                                     73        (1,014)           60                        (881)
      Deferred liability                                      49          --            --                            49
      Pension liability (net)                                233          --            --                           233
      Income taxes receivable / payable                   (5,052)        1,629          (196)                     (3,619)
      Intercompany receivables / payables                  3,315        (3,643)          329            (1)         --
                                                         -------       -------       -------       -------       -------

        Net cash provided by (used in)
           operating activities                           (6,684)         (590)          259            (2)       (7,017)
                                                         -------       -------       -------       -------       -------

Cash flows provided by (used in) investing activities:
      Net proceeds from sale of building and land          4,816          --            --                         4,816
      Property, plant and equipment additions             (5,074)         (267)          (46)                     (5,387)
                                                         -------       -------       -------       -------       -------

        Net cash used in investing activities               (258)         (267)          (46)         --            (571)
                                                         -------       -------       -------       -------       -------

Cash flows provided by (used in) financing activities:
      Borrowing under note payable                         5,000          --            --                         5,000
      Principal borrowings under
          revolving credit agreement, net                  3,000          --            --                         3,000
      Principal payments under mortgages                    (180)         --             (19)                       (199)
      Payment of capital lease obligations                   (55)         --            --                           (55)
      Proceeds from the exercise of stock options            201          --            --                           201
      Acquisition of treasury stock                         (429)         --            --                          (429)
                                                         -------       -------       -------       -------       -------

        Net cash provided by (used in)
          financing activities                             7,537          --             (19)         --           7,518
                                                         -------       -------       -------       -------       -------

Effect of exchange rate changes on cash                     --            --             (18)            2           (16)
                                                         -------       -------       -------       -------       -------

Net increase (decrease) in cash
  and cash equivalents                                       595          (857)          176          --             (86)

Cash and cash equivalents at beginning of year             1,750          (254)          617                       2,113
                                                         -------       -------       -------       -------       -------

Cash and cash equivalents at end of year                 $ 2,345       $(1,111)      $   793       $  --         $ 2,027
                                                         =======       =======       =======       =======       =======


(15) SUBSEQUENT EVENT

Mr. William McMenemy has informed the Company of his intention to resign from his position as President and Chief Executive Officer, effective August 19, 2005. Mr. Charles Hinkaty, currently Chief Operating Officer, will assume the position of President and Chief Executive Officer upon the resignation.

As a result of the plan for process improvements and cost reductions being developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group, a workforce reduction program will be implemented in the third quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RECENT DEVELOPMENTS

     Mr. William McMenemy has informed the Company of his intention to resign from his position as President and Chief Executive Officer, effective August 19, 2005. Mr. Charles Hinkaty, currently Chief Operating Officer, will assume the position of President and Chief Executive Officer upon the resignation.

     As a result of the plan for process improvements and cost reductions being developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group, a workforce reduction program will be implemented in the third quarter which is expected to result in annualized savings of approximately $5.7 million.


     On July 26, 2005, the Company entered into a First Amendment to the Credit Agreement dated as of January 27, 2005, among DLI Holding II Corp., Del Laboratories, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, J.P. Morgan Securities, Inc. and Bear Stearns & Co. Inc. as joint lead arrangers, Bear Stearns Corporate Lending Inc., as syndication agent, Deutsche Bank Securities inc., as documentation agent and as co-agent, and JP Morgan Chase Bank, N.A. as administrative agent.


     The lenders have agreed to amend certain provisions of the Credit Agreement to, among other things, (i) revise the definition of Consolidated EBITDA to include consultation fees and expense reimbursements associated with implementing process improvements and cost reductions being developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group; (ii) provide for an increase in the maximum leverage ratio; and (iii) increase the rates set forth in the definitions of Applicable Margin and Pricing grids.


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


     The Company owns a portfolio of highly recognized branded products, which are easy to use, competitively priced and trusted by consumers and retailers. As reported by ACNielsen Corporation ("ACNielsen") or Information Resources, Inc. ("IRI"), many of our brands have leading market positions in their product categories. In our cosmetics segment, the Sally Hansen(R) brand is the number one brand in the mass market nail care category with market leadership positions in nail enamel, nail treatment and bleaches and depilatories. The La Cross(R) brand is a leader in nail and beauty implements, providing a line of high quality beauty implements including nail clippers, files, scissors, tweezers and eyelash curlers. N.Y.C. New York Color(R), was launched in 1999. This highly recognizable brand of value cosmetics offers a complete collection of high quality products at opening price points. In our OTC pharmaceutical segment, we believe Orajel(R) is the number one oral analgesic in the United States (based on market share), and the number one pharmacist recommended brand in the teething segment. The Orajel(R) family of products has been developed with formulations specifically targeted at distinct oral pain and infant care indications. Our Dermarest(R) brand is the most complete line of non-prescription products for relief of psoriasis and eczema and is the market share leader in the psoriasis/eczema treatment category.




     We believe that we have outstanding customer relationships with a diversified group of prominent retailers across multiple distribution channels including mass merchandisers, drug chains, drug wholesalers and food retailers and wholesalers. The Company has a strong track record of developing innovative new products and successful brand extensions. Our in-house research and development departments focus on product development, clinical and regulatory affairs and quality control.

MERGER TRANSACTION

On January 27, 2005, DLI Acquisition Corp ("Sub"), a Delaware corporation and an affiliate of Kelso & Company ("Kelso"), was merged (the "Merger") with and into Del Laboratories, Inc. a Delaware corporation ("Del"), pursuant to an Agreement and Plan of Merger, dated as of July 1, 2004 (the "Merger Agreement"), by and among Sub, Del and DLI Holding Corp., a Delaware corporation ("Holding"). Under the terms of the Agreement and Plan of Merger dated July 1, 2004, each outstanding share of Del Labs common stock and each outstanding stock option was converted into the right to receive $35 per share in cash. The total transaction was valued at approximately $483 million, including the repayment of indebtedness of approximately $69 million. Following the Merger, Del ceased to be a publicly traded company and is now a wholly-owned subsidiary of DLI Holding II Corp., a Delaware corporation ("Holding II"), which, in turn, is owned by Holding and is an indirect, wholly-owned subsidiary of DLI Holding LLC, a Delaware limited liability company affiliated with Kelso ("DLI LLC").

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

Pursuant to separate Exchange Agreements, dated January 27, 2005 (the "Exchange Agreements"), the Continuing Investors elected to exchange, immediately prior to the effective time of the Merger, options to purchase Del common stock for options to purchase Holding common stock, constituting approximately 6.6% of the fully diluted share capital of Holding immediately after the Merger. The estimated fair value of the exchange options was included in the calculation of the aggregate purchase price.

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

ACCOUNTING FOR THE TRANSACTION

Pursuant to the merger, all of the Company's outstanding common stock was acquired for $35 a share. The aggregate purchase price paid for all of the Company's outstanding common stock including options exchanged and transaction costs was approximately $414.0 million, comprised of $377.2 million for the acquisition of the outstanding shares and options exercised, $4.5 million representing the fair value of the options exchanged, $18.5 million in severance payments, $1.0 million of prepayment penalties and $12.8 million of transaction related costs. The acquisition, as described above, has been accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations".

The merger transaction was completed on January 27, 2005. Since the actual results between the period January 28, 2005 and January 31, 2005 were not material to the Successor period of the quarter or to the projected annual results, the Company has utilized January 31, 2005 as the acquisition date. The merger transaction was accounted for in accordance with SFAS No. 141, "Business Combinations." As a result of the merger, our capital structure and our basis of accounting differ from those prior to the merger transaction. Our financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the merger under the purchase method of accounting. Therefore, our financial data for the period before the merger (which we refer to as the Predecessor Period) generally will not be comparable to our financial data for the period after the merger (which we refer to as the Successor Period). As a result of the merger, our consolidated statement of operations for the Successor Period includes amortization expense related to debt issuance costs and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of our inventories, intangible assets, and fixed assets on the date of the merger became their new "cost" basis. Accordingly, the cost of inventories and the amortization of intangible assets with definite lives and the depreciation of fixed assets used for the Successor Period are based upon their newly established cost basis. Additionally, the fair value of our pension assets and liabilities were adjusted as a result of purchase accounting; therefore pension expense for the Successor Period is based upon the newly established fair values. Other effects of purchase accounting in the Successor Period are not considered significant.



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

The realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carry-back and carry-forward period permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Without sufficient taxable income to offset the deductible amounts and carry-forwards, the related tax benefits would expire unused. A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. In the event the Company were to determine that it would not be able to realize some portion or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. There was no valuation allowance as of the Successor Period June 30, 2005, the Predecessor Period January 31, 2005, or the Predecessor Period December 31, 2004 as the Company believes it is more likely than not that the deferred tax assets will be realized.

RESULTS OF OPERATIONS

As discussed above in "Accounting for the Transaction", our financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the purchase method of accounting. Our financial data for the Predecessor Period generally will not be comparable to our financial data for the Successor Period.


THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

The Company's net sales for the second quarter ended June 30, 2005 were $108.9 million, an increase of $6.0 million, or 5.8% compared to net sales of $102.9 million for the three months ended June 30, 2004.

The Cosmetic segment of the business generated net sales for the second quarter ended June 30, 2005 of $86.9 million, an increase of $4.8 million, or 5.9% compared to net sales of $82.1 million for the second quarter ended June 30, 2004. As reported by ACNielsen, the Sally Hansen brand remains the number one brand in the mass market nail care category with a 25.7% share of market for the quarter. In nail color, the Sally Hansen brand increased its number one position with a 31.5% share of market. Sally Hansen also increased its number one market share position in nail treatment with a 54.5% share of market for the quarter. In bleaches and depilatories, the Sally Hansen brand increased its number one market share position to 29.3% for the quarter, as reported by ACNielsen.

The over-the-counter Pharmaceutical segment of the business generated net sales for the second quarter ended June 30, 2005 of $22.0 million, an increase of $1.1 million, or 5.3% compared to net sales of $20.9 million for the second quarter ended June 30, 2004. Orajel, the core brand of the Pharmaceutical segment increased its leadership position in the oral analgesics category with a 30.5% share of market for the quarter, as reported by Information Resources, Inc. In addition, the Dermarest brand increased its leadership position in the over-the-counter psoriasis/eczema treatment category with a 31.8% share of market for the quarter, as reported by Information Resources, Inc.

Cost of goods sold for the second quarter ended June 30, 2005 was $64.5 million, or 59.2% of net sales, compared to $52.4 million, or 50.9% of net sales for the second quarter ended June 30, 2004. Cost of goods sold for the second quarter of 2005 includes costs of approximately $4.5 million, or 4.2% of net sales related to the increase in inventories to fair value as a result of purchase accounting.

Selling and administrative expenses for the second quarter ended June 30, 2005 was $44.3 million, or 40.6% of net sales, compared to $43.0 million, or 41.8% of net sales for the second quarter ended June 30, 2004.

Merger expenses for the second quarter ended June 30, 2005 was $724 thousand, compared to $216 thousand for the second quarter ended June 30, 2004. The merger expenses are primarily related to legal and advisory fees and expenses incurred in connection with the merger transaction.

Net interest expense for the second quarter ended June 30, 2005 of $6.9 million is primarily attributable to interest incurred on $200.0 million of Senior Notes and $175.0 million of 8% Senior Subordinated Notes issued on January 27, 2005 in connection with the merger transaction. Net interest expense for the second quarter ended June 30, 2004 of $836 thousand is primarily related to outstanding borrowings of the Predecessor Company under its 9.5% senior notes, its revolving credit facility and outstanding mortgages on the North Carolina and the Barrie, Ontario facilities.

Income taxes for the second quarter ended June 30, 2005 of $2.6 million was based on the Company's expected effective tax rate of (3.6%) for the period February 1, 2005 to December 31, 2005. The expected effective tax rate of (3.6%) is principally the result of taxable income of foreign subsidiaries, which is taxed at higher rates than the U.S., offset by a taxable loss in the U.S. primarily due to the amortization of the inventory step-up and other merger expenses.

Income taxes for the second quarter ended June 30, 2004 of $2.4 million was based on the Company's expected annual effective tax rate of 38.6% for 2004.

Net loss for the second quarter ended June 30, 2005 of $10.1 million is primarily attributable to net interest expense.

Net earnings for the second quarter ended June 30, 2004 of $3.8 million are attributable to the operating income generated by the Predecessor Company.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

The following table sets forth the results of operations for the Successor Period February 1, 2005 to June 30, 2005, the Predecessor Period January 1, 2005 to January 31, 2005 and the Predecessor Period January 1, 2004 to June 30, 2004. The table also sets forth the Combined Successor Period and Predecessor Period net sales for the six months ended June 30, 2005.


                                                                                      SIX MONTHS
                                                      SIX MONTHS ENDED                  ENDED
                                                       JUNE 30, 2005                 JUNE 30, 2004
                                                           ($000)                        ($000)

                                           FEB 1,2005    JAN 1, 2005                   JAN 1, 2004
                                         JUNE 30, 2005   JAN 31, 2005                 JUNE 30, 2004
                                         -------------   ------------                 -------------

                                            SUCCESSOR     PREDECESSOR                  PREDECESSOR
                                             PERIOD         PERIOD        COMBINED        PERIOD

Net Sales
      Cosmetic segment                      $ 142,317      $  14,756      $ 157,073      $ 147,316
      Pharmaceutical segment                   37,504          3,450         40,954         38,697
                                            ---------      ---------      ---------      ---------
Total net sales                               179,821         18,206        198,027        186,013

Cost of goods sold                            103,225          9,718                        93,585
Selling and administrative expenses            73,163         11,475                        82,729
Severance expenses                               --             --                               3
Merger expenses                                 4,651         18,974                           216
                                            ---------      ---------                     ---------

Operating income (loss)                        (1,218)       (21,961)                        9,480

Other income (expense):
    Loss on sale of building and land            --             --                             (41)
    Interest expense, net                     (11,732)          (264)                       (1,860)
    Other income (expense), net                    77           (232)                         (353)
                                            ---------      ---------                     ---------

Earnings (loss) before income taxes           (12,873)       (22,457)                        7,226
Provision for (benefit from) income taxes         463        (24,434)                        2,789
                                            ---------      ---------                     ---------
Net earnings (loss)                         $ (13,336)     $   1,977                     $   4,437
                                            =========      =========                     =========




The Company's net sales for the six months ended June 30, 2005 were $198.0 million, an increase of $12.0 million, or 6.5% compared to net sales of $186.0 million for the six months ended June 30, 2004.

The Cosmetic segment of the business generated net sales for the six months ended June 30, 2005 of $157.1 million, an increase of $9.8 million, or 6.6% compared to net sales of $147.3 million for the six months ended June 30, 2004.

The over-the-counter Pharmaceutical segment of the business generated net sales for the six months ended June 30, 2005 of $41.0 million, an increase of $2.3 million, or 5.8% compared to net sales of $38.7 million for the six months ended June 30, 2004.

Cost of goods sold for the Successor Period February 1, 2005 to June 30, 2005 was $103.2 million, or 57.4% of net sales. Cost of goods sold for the period includes approximately $5.6 million, or 3.1% of net sales related to the increase in inventories to fair value as a result of purchase accounting.

Cost of goods sold for the Predecessor Period January 1, 2004 to June 30, 2004 was $93.6 million, or 50.3% of net sales.

Selling and administrative expenses for the Successor Period February 1, 2005 to June 30, 2005 was $73.2 million, or 40.7% of net sales.

Selling and administrative expenses for the Predecessor Period January 1, 2004 to June 30, 2004 was $82.7 million, or 44.5% of net sales.

Merger expenses for the Successor Period February 1, 2005 to June 30, 2005 of $4.7 million are primarily related to change of control payments and legal and advisory fees and expenses incurred in connection with the merger transaction.

Net interest expense for the Successor Period February 1, 2005 to June 30, 2005 of $11.7 million was primarily attributable to interest incurred on $200.0 million of Senior Notes and $175.0 million of 8% Senior Subordinated Notes issued on January 27, 2005 in connection with the merger transaction.

Net interest expense for the Predecessor Period January 1, 2004 to June 30, 2004 of $1.9 million was primarily attributable to outstanding borrowings of the Predecessor Company under its 9.5% senior notes, its revolving credit facility and outstanding mortgages on the North Carolina and the Barrie, Ontario facilities.

Income taxes for the Successor Period February 1, 2005 to June 30, 2005 of $0.5 million was based on the Company's expected effective tax rate of (3.6%) for the period February 1, 2005 to December 31, 2005. The expected effective tax rate of (3.6%) is principally the result of taxable income of foreign subsidiaries, which is taxed at higher rates than the U.S., offset by a taxable loss in the U.S. primarily due to the amortization of the inventory step-up and other merger expenses.

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

Income taxes for the Predecessor Period January 1, 2004 to June 30, 2004 of $2.8 million was based on the Company's expected annual effective tax rate of 38.6% for 2004.

Net loss for the Successor period February 1, 2005 to June 30, 2005 of $13.3 million is primarily attributable to net interest expense.

Net earnings for the Predecessor period January 1, 2004 to June 30, 2004 of $4.4 million are primarily attributable to the operating income generated by the Predecessor Company.

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

We intend to fund our ongoing obligations from cash flow from operations and borrowings under our senior credit facilities. As of June 30, 2005, we had $379.4 million of total debt, consisting primarily of $173.9 million aggregate principal amount of notes, $200.0 million of senior debt outstanding under the term loan, and $5.0 million outstanding under the revolving credit facility. As of June 30, 2005, the Company had $45.0 million available to borrow under the revolving credit facility, subject to limitations under the senior credit facilities.

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

The loans under the new credit facilities bear interest at variable rates based upon the interest rate option elected by us. Based on management estimates, the loans under the term loan facility will bear interest in 2005 at a weighted average rate per annum of 6.04%. The senior subordinated notes bear interest at a rate of 8.0%. At June 30, 2005, borrowings of $5.0 million were outstanding under the revolving credit facility. Based on the prevailing interest rates at August 1, 2005, interest expense in 2005 is expected to be approximately $27.3 million, including approximately $2.1 million of non-cash amortization of deferred debt issuance costs. Cash paid for interest during the Successor Period was approximately $4.2 million.

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

On July 26, 2005, the Company entered into a First Amendment to the Credit Agreement dated as of January 27, 2005, among DLI Holding II Corp., Del Laboratories, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, J.P. Morgan Securities, Inc. and Bear Stearns & Co. Inc. as joint lead arrangers, Bear Stearns Corporate Lending Inc., as syndication agent, Deutsche Bank Securities inc., as documentation agent and as co-agent, and JP Morgan Chase Bank, N.A. as administrative agent.

The Lenders have agreed to amend certain provisions of the Credit Agreement to, among other things, (i) revise the definition of Consolidated EBITDA to include consultation fees and expense reimbursements associated with implementing process improvements and cost reductions being developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group;
(ii) provide for an increase in the maximum leverage ratio; and (iii) increase the rates set forth in the definitions of Applicable Margin and Pricing grids.

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

                                                                            Consolidated EBITDA to
                                             Consolidated Total Debt to      Consolidated Interest
                                                Consolidated EBITDA                Coverage
                                                   Leverage Ratio               Expense Ratio
                   TEST PERIOD                     NOT MORE THAN                 NOT LESS THAN

 June 30, 2005 - September 30, 2005                 6.50 to 1.00                 2.00 to 1.00
 December 31, 2005 -  September 30, 2006            5.75 to 1.00                 2.00 to 1.00
 December 31, 2006 -  September 30, 2007            4.75 to 1.00                 2.50 to 1.00
 December 31, 2007 -  September 30, 2008            4.50 to 1.00                 2.75 to 1.00
 December 31, 2008 -  September 30, 2009            4.00 to 1.00                 3.00 to 1.00
 December 31, 2009 -  June 30, 2011                 3.50 to 1.00                 3.00 to 1.00


"Consolidated EBITDA," as that term is defined in the First Amendment to our senior credit facilities and used for purposes of the financial covenants, consists of our consolidated net income, adjusted to exclude income tax expense, interest expense, and depreciation and amortization, as well as certain other items and expenses, including amortization of intangibles, extraordinary, unusual or non-recurring gains or losses, consultation fees and expense reimbursements associated with implementing process improvements and cost reductions being developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group, certain non-cash charges or expenses deducted in determining net income, certain cash restructuring charges, loss or gain associated with the sale or write down of assets not in the ordinary course of business, the amount of any net minority expense, and certain losses relating to the disposition of excess or surplus inventory. In addition, for the relevant periods prior to the closing of the transactions, the determination of Consolidated EBITDA gives effect to supplemental adjustments for our expected cost savings. The senior credit facilities further provide that Consolidated EBITDA is deemed to be $10.7 million, $16.5 million, $22.3 million and $22.1 million, respectively, for the fiscal quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 and that, for the fiscal quarter ending March 31, 2005, Consolidated EBITDA will be increased by $1.6 million as an allowance for anticipated cost savings identified by Kelso.

"Consolidated EBITDA" as defined under the First Amendment to the credit agreement for the senior credit facilities is not the same as "Consolidated EBITDA" as used in the indenture under which the notes are issued. The term "Consolidated EBITDA" is used in the indenture as part of the calculation of the term "Consolidated Coverage Ratio", which is used for a number of purposes, including determining our ability to incur additional indebtedness.


OPERATING ACTIVITIES

Net cash used in operating activities for the Successor Period February 1, 2005 to June 30, 2005, of $33.3 million was principally due to an increase in accounts receivable of $17.8 million and a decrease of $13.4 million in accrued liabilities. The decrease in accrued liabilities is primarily related to the payment of $18.5 million under a separation agreement with the former Chairman and a decrease in accrued advertising of $3.2 million, partially offset by an increase of approximately $6.4 million of accrued interest expense related to the new borrowings incurred in connection with the merger transaction.

Net cash provided by operating activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.2 million was primarily due to a decrease in accounts receivable of $6.0 million, partially offset by an increase in inventories of $6.1 million. The increase in accrued liabilities of $21.7 million is primarily related to $18.5 million for a payment due under a separation agreement with the former Chairman and approximately $2.8 million for advertising and promotion. The increase in income taxes receivable/payable of $11.6 million is primarily related to the recording of an anticipated federal income tax refund of approximately $11.4 million attributable to the utilization of a net operating loss carry-back. The recording of deferred tax assets of approximately $13.0 million is primarily attributable to net operating loss carry-forwards.

Credit Agreement EBITDA as presented herein is a financial measure that is used in the credit agreement for our Senior Secured Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term "EBITDA" as it is commonly used. Credit Agreement EBITDA generally is defined as consolidated net income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, other non-cash charges deducted in determining consolidated net income (loss), extraordinary, unusual or non-recurring items and certain credit agreement add-backs during the first twelve months .

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below.

                                Qtr 3      Qtr 4       Qtr 1        Qtr 2
                                 2004       2004        2005         2005       Total

Net income                      $   --     $   --     $ (1,245)   $(10,114)   $(11,359)
Income tax provision                --         --      (26,537)      2,566     (23,971)
Interest expense, net               --         --        5,114       6,882      11,996
Depreciation and Amortization       --         --        5,153       5,418      10,571
Extraordinary, unusual or
   or non-recurring items           --         --       23,939       5,265      29,204
Other                               --         --          266         380         646
Scheduled EBITDA per credit
   agreement                      22,300     22,100        --          --       44,400
Credit agreement add backs          --         --        1,600         --        1,600
                                --------   --------    --------    --------   --------


      Credit Agreement EBITDA   $ 22,300   $ 22,100   $  8,290    $ 10,397    $ 63,087
                                ========   ========   ========    ========    ========






INVESTING ACTIVITIES

Net cash used in investing activities of $380.2 for the Successor Period February 1, 2005 to June 30, 2005 was primarily due to $377.2 million used for the purchase of outstanding common stock and stock options of Del Laboratories, Inc. in connection with the merger transaction.

Net cash used in investing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.8 million was primarily related to capital spending for tooling, plates & dies, and manufacturing machinery and equipment.




FINANCING ACTIVITIES

Net cash provided by financing activities for the Successor Period February 1, 2005 to June 30, 2005 of $417.3 million was primarily due to proceeds of $200.0 million received from the issuance of the term loan, proceeds of $173.8 million received from the issuance of $175.0 million of 8% Senior Subordinated Notes at 99.34%, proceeds of approximately $138.2 million contributed by affiliates of Kelso, the Continuing Investors and a third party investor and proceeds of $5.0 million from borrowings under the revolving credit agreement. Proceeds of $69.3 million were used to repay existing debt, $29.3 million was used to pay financing, legal, advisory, accounting and certain other fees incurred in connection with the merger transaction, and $1.0 million was used to reduce the outstanding principal under the term loan.

Net cash used in financing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of approximately $0.9 million was primarily to reduce a portion of the outstanding balance on the revolving credit agreement.

The Company does not use any off-balance sheet financing arrangements.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

In order to aggregate all contractual obligations as of June 30, 2005, the Company has included the following table:

                                                           PAYMENTS DUE BY PERIOD
                                                                  ($000)

                                               LESS        1 - 2     2 - 3       3 - 5     AFTER 5
                                    TOTAL      1 YEAR      YEARS     YEARS       YEARS      YEARS

Senior subordinated notes           $175,000   $   --     $   --     $   --     $   --     $175,000
Term loan facility                   199,000      2,000      2,000      2,000      4,000    189,000
Revolving credit agreement             5,000       --         --         --         --        5,000
Mortgage on land and buildings         1,215         52         55         58      1,050       --
Capital leases                           268        124        133         11       --         --
Operating leases                      32,249      4,133      3,713      3,332      6,118     14,953
                                    --------   --------   --------   --------   --------   --------

Total contractual obligations (a)   $412,732   $  6,309   $  5,901   $  5,401   $ 11,168   $383,953
                                    ========   ========   ========   ========   ========   ========



(a) The Company expects to contribute approximately $4.0 million in fiscal year 2005 to fund its pension plans. These expected pension contributions are not included in the above table.

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


BUSINESS ACQUISITIONS

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

The realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carry-back and carry-forward period permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Without sufficient taxable income to offset the deductible amounts and carry-forwards, the related tax benefits would expire unused. A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. In the event the Company were to determine that it would not be able to realize some portion or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. There was no valuation allowance as of the Successor Period June 30, 2005, the Predecessor Period January 31, 2005, or the Predecessor Period December 31, 2004 as the Company believes it is more likely than not that the deferred tax assets will be realized.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS No. 153"). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary assets exchange transactions in fiscal periods beginning after June15, 2005. We do not believe adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

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

INTEREST RATE RISK

Prior to the transactions, we did not enter into derivative type agreements related to interest rate risk. However, our senior credit facility requires us to enter into interest rate protection agreements to provide interest rate protection for a minimum of 50% of our consolidated funded indebtedness for three years. Effective March 21, 2005, we entered into an interest rate swap to provide the required interest rate protection. The swap contract was for a nominal amount of $12.5 million for a three-year term.

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

PART II - OTHER INFORMATION







Item 6.      EXHIBITS

     (a)  Exhibits
          Exhibit31.1    Certification of Chief Executive Officer Pursuant
                         to Section 302 of the Sarbanes-Oxley Act of 2002
          Exhibit 31.2   Certification of Chief Financial Officer Pursuant
                         to Section 302 of the Sarbanes- Oxley Act of 2002
          Exhibit 32.1   Certification of Chief Executive Officer Pursuant
                         to Section 906 of the Sarbanes- Oxley Act of 2002
          Exhibit 32.2   Certification of Chief Financial Officer Pursuant
                         to Section 906 of the Sarbanes- Oxley Act of 2002


     (b)    Reports on Form 8-K

     The Company filed a Form 8-K with the SEC, dated June 10, 2005, to report under Item 7.01 of that Form that a press release was issued on June 10, 2005, announcing a voluntary recall of Orajel Toddler Yellow Manual Toothbrush. A copy of the press release was filed as an exhibit to the Form 8-K.

     The Company filed a Form 8-K with the SEC, dated August 1, 2005, to report under Item 1.01 of that Form that the Company entered into a First Amendment to the Credit Agreement dated as of January 27, 2005. A copy of the First Amendment was filed as an exhibit to the Form 8-K.

     The Company filed a Form 8-K with the SEC, dated August 8, 2005, to report under Item 1.01 and Item 5.02 of that Form that the Company entered into an employment agreement with Joseph Sinicropi dated July 25, 2005. The Company also announced the retirement of Enzo J. Vialardi as Executive Vice President and Chief Financial Officer, effective January 31, 2006 and the appointment of Joseph Sinicropi as Executive Vice President and Chief Financial Officer, effective September 1, 2005. A copy of the employment agreement was filed as an exhibit to the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DEL LABORATORIES, INC.
                                          (Registrant)



           DATE:   AUGUST 15, 2005        /S/ WILLIAM MCMENEMY
                                          --------------------
                                          William McMenemy
                                          President and
                                          Chief Executive Officer








           DATE:   AUGUST 15, 2005        /S/ ENZO J. VIALARDI
                                          --------------------
                                          Enzo J. Vialardi
                                          Executive Vice President and
                                          Chief Financial Officer