Form 10-Q
period 2005-09-30
DEL LABORATORIES INC
filed 2005-11-14
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    -----               SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

         726 RECKSON PLAZA, PO BOX 9357, UNIONDALE, NEW YORK 11553-9357
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                               YES ( )     NO (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               YES ( )     NO (X)

The number of shares of Common Stock, $.01 par value, outstanding of the registrant as of November 14, 2005 was 1,000.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index

Part I.   FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 2005
             (Successor), and December 31, 2004 (Predecessor)                  3

          Consolidated Statements of Operations for the one month
             ended January 31, 2005 (Predecessor), three and eight
             months ended September 30, 2005 (Successor) and three
             and nine months ended September 30, 2004 (Predecessor)            4

          Consolidated Statements of Cash Flows for the one month
             ended January 31, 2005 (Predecessor), eight months ended
             September 30, 2005 (Successor) and nine months ended
             June 30, 2004 (Predecessor)                                       5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        32

Item 3.   Quantitative and Qualitative Disclosures About Market Risks         50

Item 4.   Controls and Procedures                                             50

Part II.  OTHER INFORMATION

Item 6.   Exhibits                                                            51

SIGNATURES                                                                    52

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                                              SUCCESSOR       PREDECESSOR
                                                                                PERIOD          PERIOD
                                                                             ------------    ------------
                                                                             September 30     December 31
                                                                                 2005             2004
                                                                                 ----             ----
                                                                              (UNAUDITED)
        ASSETS

Current assets:
        Cash and cash equivalents                                            $      3,690    $      3,873
        Accounts receivable, less allowance for doubtful accounts
           of $1,781 in 2005 and $1,726 in 2004                                    83,532          78,977
        Inventories                                                               111,061         111,235
        Income taxes receivable                                                    12,313             177
        Deferred income taxes                                                       5,516           7,224
        Prepaid expenses and other current assets                                   5,616           3,508
                                                                             ------------    ------------
                   Total current assets                                           221,728         204,994

Property, plant and equipment, net                                                 49,790          46,769
Intangibles arising from acquistion, net                                          260,600           7,085
Goodwill                                                                          140,810           6,282
Other assets                                                                       30,190          13,743
Deferred income taxes                                                              26,946           6,587
                                                                             ------------    ------------
                   Total assets                                              $    730,064    $    285,460
                                                                             ============    ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion of long-term debt                                    $      2,182    $        501
        Accounts payable                                                           44,869          50,530
        Accrued liabilities                                                        27,727          19,734
                                                                             ------------    ------------
                   Total current liabilities                                       74,778          70,765

Long-term pension liability, less current portion                                  21,349          12,273
Deferred income taxes                                                             122,663           7,836
Deferred liability                                                                     --           1,405
8% senior subordinated notes, net of unamortized discount of $1,067               173,933              --
Long-term debt, less current portion                                              202,823          71,233
                                                                             ------------    ------------
                   Total liabilities                                              595,546         163,512
                                                                             ------------    ------------
Shareholders' equity:
        Preferred stock $ .01 par value, authorized
           1,000,000 shares; no shares issued (Predecessor)                            --              --
        Common stock $1 par value, authorized 20,000,000
           shares; issued 10,000,000 shares (Predecessor)                              --          10,000
        Common stock $.01 par value, 1,000 shares authorized
           and issued (Successor)                                                      --              --
        Additional paid-in capital                                                145,141           9,348
        Accumulated other comprehensive income (loss)                                 781          (2,363)
        Retained earnings (deficit)                                               (11,404)        110,918
                                                                             ------------    ------------
                                                                                  134,518         127,903
        Less: Treasury stock at cost, 242,553 shares in 2004 (Predecessor)             --          (5,453)
                   Receivables for stock options exercised (Predecessor)               --            (502)
                                                                             ------------    ------------
                   Total shareholders' equity                                     134,518         121,948
                                                                             ------------    ------------
                   Total liabilities and shareholders' equity                $    730,064    $    285,460
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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    SUCCESSOR PERIODS AND PREDECESSOR PERIODS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                            --------------------------------    --------------------------------------------------
                                              SUCCESSOR        PREDECESSOR        SUCCESSOR                 PREDECESSOR
                                                PERIOD            PERIOD            PERIOD                     PERIOD
                                            --------------    --------------    --------------    --------------------------------
                                                                                                    January 1,
                                                                                  February 1,         2005 -           January 1,
                                            July 1, 2005 -    July 1, 2004 -         2005 -         January 31,          2004 -
                                             Sept 30, 2005     Sept 30, 2004     Sept 30, 2005         2005          Sept 30, 2004
                                            --------------    --------------    --------------    --------------    --------------
Net sales                                   $      104,792    $      115,552    $      284,613    $       18,206    $      301,565

Cost of goods sold                                  59,268            58,641           162,493             9,718           152,226
Selling and administrative expenses                 41,158            44,267           114,321            11,475           126,996
Severance expenses (note 10)                         1,978                14             1,978                --                17
Merger expenses                                        237             1,150             4,888            18,974             1,366
                                            --------------    --------------    --------------    --------------    --------------
Operating income (loss)                              2,151            11,480               933           (21,961)           20,960

Other income (expense):
   Loss on sale of building and land                    --              (105)               --                --              (146)
   Interest expense, net                            (7,297)             (849)          (19,029)             (264)           (2,708)
   Other income (expense), net                         420               373               497              (232)               19
                                            --------------    --------------    --------------    --------------    --------------
Earnings (loss) before income taxes                 (4,726)           10,899           (17,599)          (22,457)           18,125
Provision for (benefit from) income taxes           (6,658)            4,437            (6,195)          (24,434)            7,226
                                            --------------    --------------    --------------    --------------    --------------
Net earnings (loss)                         $        1,932    $        6,462    $      (11,404)   $        1,977    $       10,899
                                            ==============    ==============    ==============    ==============    ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SUCCESSOR PERIODS AND PREDECESSOR PERIODS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SUCCESSOR                 PREDECESSOR
                                                                                PERIOD                    PERIODS
                                                                            --------------    --------------------------------
                                                                                                January 1,
                                                                             February 1,          2005 -          January 1,
                                                                                 2005 -         January 31,         2004 -
                                                                             Sept 30, 2005         2005          Sept 30, 2004
                                                                            --------------    --------------    --------------
Cash flows provided by (used in) operating activities:
Net earnings (loss)                                                         $      (11,404)   $        1,977    $       10,899
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                                        8,391               748             6,209
Amortization of display fixtures                                                     6,064               764             6,552
Amortization of inventory fair value adjustment                                      8,083                --                --
Amortization of deferred financing fees and original issue discount                  1,516                20               148
Deferred income taxes                                                               (8,274)          (13,030)               --
Provision for (recovery from) doubtful accounts                                          2                26                32
Tax benefit on stock options exercised                                                  --                57               624
Loss on sale of building and land                                                       --                --               146
Other non-cash operating items                                                        (428)              219               (32)

Changes in operating assets and liabilities:
    Accounts receivable                                                            (10,339)            5,973            (5,996)
    Inventories                                                                      6,704            (6,063)           (8,334)
    Prepaid expenses and other current assets                                       (1,725)             (379)           (1,596)
    Other assets                                                                    (9,999)           (1,686)           (7,534)
    Accounts payable                                                                (6,150)              405             3,557
    Accrued liabilities                                                            (15,980)           21,720            (3,740)
    Deferred liability                                                                  --             1,367                69
    Pension liability (net)                                                            (15)             (330)              (83)
    Income taxes receivable / payable                                                 (498)          (11,598)              (89)
                                                                            --------------    --------------    --------------
          Net cash provided by (used in) operating activities                      (34,052)              190               832
                                                                            --------------    --------------    --------------
Cash flows provided by (used in) investing activities:
    Net proceeds from sale of building and land                                         --                --             4,816
    Property, plant and equipment additions                                         (4,187)             (797)           (7,637)
    Purchase of Del Laboratories, Inc.                                            (377,233)               --                --
                                                                            --------------    --------------    --------------
         Net cash used in investing activities                                    (381,420)             (797)           (2,821)
                                                                            --------------    --------------    --------------
Cash flows provided by (used in) financing activities:
    Principal borrowings (payments) under revolving credit agreement, net            5,000              (800)            3,000
    Principal payments under mortgages                                                 (40)              (23)             (289)
    Principal repayments under term loan                                            (1,500)               --                --
    Repayment of existing debt in connection with merger                           (69,316)               --                --
    Issuance of senior subordinated notes                                          173,845                --                --
    Issuance of term loan                                                          200,000                --                --
    Payment of deferred financing and other merger related fees                    (29,305)               --                --
    Contributed capital                                                            138,200                --                --
    Payment of capital lease obligations                                               (89)               --               (83)
    Proceeds from the exercise of stock options                                         --                12               244
    Acquisition of treasury stock                                                       --               (57)             (611)
                                                                            --------------    --------------    --------------
          Net cash provided by (used in) financing activities                      416,795              (868)            2,261
                                                                            --------------    --------------    --------------
Effect of exchange rate changes on cash                                                (10)              (21)              (20)
                                                                            --------------    --------------    --------------
Net increase (decrease) in cash and cash equivalents                                 1,313            (1,496)              252

Cash and cash equivalents at beginning of year                                       2,377             3,873             2,113
                                                                            --------------    --------------    --------------
Cash and cash equivalents at end of period                                  $        3,690    $        2,377    $        2,365
                                                                            ==============    ==============    ==============
Supplemental disclosures:
Cash paid for:
    Interest                                                                $       14,504    $          140    $        2,285
    Income taxes                                                            $        2,549    $          136    $        6,960

Non-cash transactions:
    Shares tendered by optionees to exercise stock options                  $           --    $          269    $        1,886
    Shares exchanged by optionees                                           $        6,940    $           --    $           --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

(1) ORGANIZATION AND OTHER MATTERS

On January 27, 2005, DLI Acquisition Corp ("Sub"), a Delaware corporation and an affiliate of Kelso & Company, L.P. ("Kelso"), was merged (the "Merger") with and into Del Laboratories, Inc., a Delaware corporation ("Del"), pursuant to an Agreement and Plan of Merger, dated July 1, 2004 (the "Merger Agreement"), by and among the Sub, Del and DLI Holding Corp., a Delaware corporation ("Holding"). Following the Merger, Del ceased to be a publicly traded company and is now a wholly-owned subsidiary of DLI Holding II Corp., a Delaware corporation ("Holding II"), which, in turn, is owned by Holding and is an indirect, wholly-owned subsidiary of DLI Holding LLC, a Delaware limited liability company affiliated with Kelso ("DLI LLC").

In connection with the Merger, certain investment partnerships affiliated with Kelso invested approximately $136.1 million in DLI LLC, as a result of which such entities now own approximately 98.5% of the interests of DLI LLC. Messrs. Alstodt, Hinkaty and McMenemy, members of Del's senior management prior to and following the Merger ("Continuing Investors"), invested, in the aggregate, $60 in DLI LLC for approximately 0.1% of the interests in DLI LLC. A third party investor invested $2.0 million in DLI LLC for the balance of the interests in DLI LLC. The foregoing parties entered into a limited liability company agreement relating to their ownership of interests in DLI LLC.

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

With the merger completed, William McMenemy was named President and Chief Executive Officer, Charles J. Hinkaty was named Chief Operating Officer, Harvey Alstodt was named President of Global Business, and Enzo J. Vialardi was named Executive Vice President and Chief Financial Officer. With the closing of the transaction, Dan K. Wassong retired as the Company's Chairman, President and Chief Executive Officer. Effective August 19, 2005, Mr. McMenemy resigned as President and Chief Executive Officer and Mr. Hinkaty assumed the position. On August 5, 2005, Mr. Vialardi announced plans to retire effective January 31, 2006. On the same date, the Company announced that Joseph Sinicropi would assume the role of Executive Vice President and Chief Financial Officer, effective September 1, 2005. Mr. Vialardi will continue with the Company to assist with the transition until his retirement.

Also following the completion of the Merger, affiliates of Kelso have the right to designate, directly or indirectly, the board of directors of each of DLI LLC, Holding, Holding II and Del. Del's board of directors is comprised of Messrs. Alstodt, Hinkaty and McMenemy, members of Del's senior management prior to and following the Merger, and Messrs. Berney and Moore of Kelso.

In anticipation of the Merger, Sub issued in a private placement offering $175.0 million of 8% Senior Subordinated Notes due 2012. Such notes and all related obligations were assumed by Del upon the consummation of the Merger. The notes are guaranteed by certain of the existing domestic subsidiaries of Del. A registration statement under the Securities Act registering the exchange offer for these notes became effective on May 13, 2005. On June 22, 2005, Del completed the exchange offer of the privately placed notes for SEC registered notes.

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

See note 8 for information regarding the refinancing transaction completed on October 28, 2005.

Pursuant to the merger, all of the Company's outstanding common stock was acquired for $35 a share. The aggregate purchase price paid for all of the Company's outstanding common stock including options exchanged and transaction costs was approximately $416,440, comprised of $377,200 for the acquisition of the outstanding shares and options exercised, $6,940 representing the fair value of the options exchanged, $18,500 in severance payments, $950 of prepayment penalties and $12,850 of transaction related costs. The acquisition, as described above, has been accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations". The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                Current assets                          $238,072
                Property, plant and equipment             50,212
                Intangibles arising from acquisitions    264,100
                Goodwill                                 140,810
                Other assets                              28,151
                Deferred income taxes                     19,508
                                                        --------
                   Total assets acquired                $740,853
                                                        --------
                Current liabilities                       77,686
                Long-term pension liability               22,143
                Deferred income taxes                    122,662
                Long-term debt                           373,222
                                                        --------
                   Total liabilities assumed             595,713
                                                        --------
                   Net assets acquired                  $145,140
                                                        ========

Current assets include inventories at a fair value of $124,959 which represents an increase of $8,083 over the acquired book value.

The components of the increase to the fair value of inventory over the acquired book value were as follows:

                        Work in process            $ 1,538
                        Finished goods               6,545
                                                   -------
                                                   $ 8,083
                                                   =======

During the second quarter ended June 30, 2005, the Company recorded an additional step-up to inventory of $4,170 and an offsetting adjustment to goodwill of $2,527 and deferred taxes of $1,643 resulting from adjusting inventory to fair value. The Company also recorded additional expense of $2,979 representing the additional amortization of the additional inventory step-up for the period February 1, 2005 through June 30, 2005 (Successor Period). During the third quarter of 2005, $2,504 was amortized. As of the end of the third quarter of 2005 all of the inventory step up was expensed. The fair value of inventory was developed in consultation with independent valuation specialists. Work in process was based upon the estimated selling price, less the cost to complete, cost of disposal and a normal selling profit. Finished goods was based upon the estimated selling price less the cost of disposal and a normal selling profit. The fair value of raw materials was based upon the estimated replacement cost, which equaled the Company's historical cost.

Property, plant and equipment at a fair value of $50,212 represents an increase of $3,472 over the acquired book value. Of the increase $4,752 is applicable to land and buildings and $1,280 represents a decrease to machinery and equipment.

Intangible assets of $264,100 includes $159,100 related to trade names of the Company's various product lines and $105,000 related to customer relationships. Included in goodwill of $140,810 is a deferred tax liability of $109,871 which is due principally to the recognition of the intangible asset of $264,100. These fair values are based in part upon a study performed by a valuation specialist. The trade names are an indefinite-lived intangible asset which is not subject to amortization, but does require impairment evaluation during each annual reporting period to determine whether events and circumstances continue to support an indefinite useful life. The customer relationships are being amortized over a 20 year life.

During the third quarter ended September 30, 2005, the Company recorded an increase in goodwill and a decrease in its deferred tax assets in the amount of $5.8 million, to adjust its accounting for the merger transaction. The Company also recorded an adjustment to goodwill in the amount of $2,440 to increase goodwill and shareholders' equity, resulting from the finalization of the valuation of the options exchanged to fair value in connection with the merger transaction.

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

As a result of the acquisition, the capital structure of and the basis of accounting under the "purchase" method for the Company differs from those of the Company prior to the acquisition. Financial data of the Company for all reporting periods subsequent to January 31, 2005 (Successor Period) reflect the acquisition under the purchase method of accounting. Therefore, the Company's Successor Period financial data generally will not be comparable to the Company's Predecessor financial data. As a result of the acquisition, the consolidated statement of operations for the Successor Period includes amortization expense related to debt issuance costs, original issue discount amortization and management fees that did not exist prior to the acquisition. Also, as a result of purchase accounting, the fair values of inventories, identifiable intangibles with definitive lives and property, plant and equipment at the date of acquisition became their new "cost" basis and depreciation and amortization of these assets in the Successor Period are based upon their newly established cost basis. Further, inventory includes a valuation adjustment to eliminate the manufacturer's profit at the date of acquisition which was being charged to cost of goods sold as the inventory is sold in the Successor Period. Additionally, the fair value of our pension assets and liabilities were adjusted as a result of purchase accounting; therefore pension expense for the Successor Period are based upon the newly established fair values. Also the deferred tax balances were adjusted as a result of the purchase accounting adjustments. Other effects of purchase accounting in the Successor Period are not considered material.

The following table summarizes fiscal 2005 and fiscal 2004 pro forma results as if the acquisition occurred on January 1, 2004:

                                         3 Months Ended         9 Months Ended
                                          September 30           September 30
                                        2005        2004       2005        2004
                                        ----        ----       ----        ----
Net sales                             $104,792    $115,552   $302,819    $301,565
Earnings (loss) before income taxes   $ (4,726)   $  3,343   $(43,201)   $ (7,955)
Net earnings (loss)                   $  1,932    $  1,822   $(11,471)   $ (5,114)

The pro forma financial information reflects increased cost of goods sold, increased interest expense, additional amortization of intangibles and lower depreciation expense, new management fees, lower pension expense and savings due to the retirement of the former CEO.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Del Laboratories, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

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

Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. Amortization of the display fixtures, previously included in the cash flow statements within other assets, in net cash provided by operating activities has been reclassified as a separate line item, amortization of display fixtures, in net cash provided by operating activities.

3. CAPITAL STRUCTURE

In connection with the merger, Del issued 1,000 shares with a $.01 par value. Del is a wholly-owned subsidiary of Holding II, which, in turn, is owned by Holding.

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

                                                   Three Months Ended                        Nine Months Ended
                                            -------------------------------     ----------------------------------------------
                                              Successor        Predecessor       Successor               Predecessor
                                               Period             Period           Period                   Period
                                               ------             ------           ------                   ------
                                            July 1, 2005-     July 1, 2004-     Feb 1, 2005-     Jan 1, 2005-     Jan 1, 2004-
                                            Sept 30, 2005     Sept 30, 2004     Sept 30, 2005    Jan 31, 2005     Sept 30,2004
                                            -------------     -------------     -------------    ------------     ------------
Net earnings (loss), as reported               $  1,932          $  6,462         $(11,404)        $  1,977         $ 10,899
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards
   net of related tax effects                        --          $   (459)              --         $   (125)        $ (1,496)
                                               --------          --------         --------         --------         --------
Pro forma net earnings (loss)                  $  1,932          $ (6,003)        $(11,404)        $  1,852         $  9,403
                                               ========          ========         ========         ========         ========

As a result of the acquisition and pursuant to the terms of 1994 Stock Plan, all outstanding unvested options became fully vested and exercisable. As of the acquisition date, there were 2,152 options outstanding, of which 1,727 were fully vested and 425 unvested. All of the outstanding options were acquired by the Company at $35 per share, less the exercise price of the stock option. The Successor Company did not promulgate a stock option plan and consequently did not issue any stock options during 2005.

The Predecessor Company did not issue any new stock options in 2005 or 2004.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment". Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement, but expresses no preference for a type of valuation model. Statement 123(R) sets accounting requirements for "share-based" compensation to employees, including employee stock purchase plans and carries forward prior guidance on accounting for awards to non-employees. In addition, accounting for employee stock ownership plans will continue to be accounted for in accordance with Statement of Position 93-6 and awards to most non-employee directors will be accounted for as employee awards. Statement 123(R) is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005 and for annual periods beginning after December 15, 2005 for non-public entities, however, early adoption is encouraged. Since the Company has not issued any stock options as of September 30, 2005 and the existing rollover options are fully vested, the adoption of Statement 123(R) would not have an impact on our consolidated financial statements. If stock options are issued in the future, there could be an impact on our financial statements.

5. INVENTORIES

Inventories are valued at the lower of cost (principally first-in / first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The components of inventories were as follows:

                                      Successor    Predecessor
                                        Period        Period
                                        ------        ------
                                     September 30   December 31
                                         2005          2004
                                         ----          ----
                  Raw Materials        $ 51,588      $ 54,264
                  Work in Process         5,315         5,739
                  Finished Goods         54,158        51,232
                                       --------      --------
                                       $111,061      $111,235
                                       ========      ========

As a result of the Merger on January 27, 2005, the inventory was written up by $8.1 million to reflect the fair value. As of September 30, 2005, the step-up was fully amortized.

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

Intangibles arising from acquisitions were as follows:

                                                 Successor Period
                                                September 30, 2005
                                                ------------------
                                         Gross
                                       Carrying     Accumulated    Net Book
                                         Value     Amortization      Value
                                         -----     ------------      -----

     Trade names                       $159,100      $     --      $159,100
     Customer relationships             105,000         3,500       101,500
                                       --------      --------      --------
                                       $264,100      $  3,500      $260,600
                                       ========      ========      ========

                                                Predecessor Period
                                                 December 31, 2004
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
                                       ========      ========      ========

Amortization expense was $1,313 and $170 for the three months ended September 30, 2005 and 2004, respectively, and amounted to $3,500, $44 and $511 for the 2005 Successor Period, the 2005 Predecessor Period and the nine months ended September 30, 2004. The estimated amortization expense for the fiscal year ending December 31, 2005, is $4,812 and for the fiscal years ending December 31, 2006, 2007, 2008 and 2009, is $5,250, for each of the years. The useful lives for intellectual property rights, trademarks and other were 20 years.

7. INCOME TAXES

The Company recorded an income tax benefit and a corresponding increase in its deferred tax assets for the Successor Period February 1, 2005 to September 30, 2005 of $6.2 million based on the Company's expected effective tax rate of 35% for the period February 1, 2005 to December 31, 2005. The change in the expected effective tax rate from the prior period is principally the result of increased expected losses in the U.S. primarily due to the expenses of the refinancing transaction (see note 8), partially off set by taxable income of foreign subsidiaries which is taxed at higher rates than the U.S.

Income tax benefit for the Predecessor Period January 1, 2005 to January 31, 2005 of $24.4 million was due to the recording, as an income tax receivable, of an anticipated income tax refund of approximately $11.4 million attributable to the utilization of a net operating loss carry-back, the recording of deferred tax assets of approximately $13.3 million attributable to net operating loss carry-forwards, and the recording of approximately $0.3 million of deferred tax expense related to timing differences. On October 27, 2005, the Company received a cash tax refund of $11.8 million.

Income taxes for the Predecessor Period January 1, 2004 to September 30, 2004 of $7.2 million was based on the Company's expected annual effective tax rate of 39.9% for the year 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For presentation purposes, certain of such tax assets and liabilities are shown net on the accompanying consolidated balance sheets. Deferred tax assets and liabilities as of September 30, 2005 are primarily due to amounts recorded in connection with the merger transaction. A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. There was no valuation allowance as of September 30, 2005 and December 31, 2004 as the Company believes it is more likely than not that the net deferred tax assets will be realized. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                     September 30,  December 31,
                                                         2005           2004
                                                         ----           ----
Deferred tax assets:
   Accounts receivable, principally
      due to allowance for doubtful accounts          $      673     $    1,175

   Supplemental Executive Retirement Plan
      (SERP), principally due to
      accrual for financial statement purposes                --          2,759

   Inventory reserve and fair value adjustment             4,843          4,843

   Intangibles                                             3,628             --

   Pension accrual for financial reporting purposes
      and other compensation benefits                         --          3,214

   Tax credit and NOL carry forwards                      21,334            443

   Other                                                   1,984          1,376
                                                      ----------     ----------
Deferred tax assets                                       32,462         13,810
                                                      ----------     ----------
Deferred tax liabilities:

   SERP                                                   (2,819)            --

   Pension                                                (4,444)            --

   Property, plant and equipment,
      principally due to differences
      in depreciation methods                             (8,891)        (7,435)

   Identifiable intangibles                             (104,051)            --

   Other                                                  (2,458)          (401)
                                                      ----------     ----------
Deferred tax liabilities                                (122,663)        (7,836)
                                                      ----------     ----------
Net deferred tax assets (liabilities)                 $  (90,201)    $    5,974
                                                      ==========     ==========

8. LONG - TERM DEBT

Long - term debt consisted of the following:

                                                    Successor     Predecessor
                                                      Period         Period
                                                      ------         ------
                                                   September 30    December 31
                                                       2005           2004
                                                       ----           ----
   8% senior subordinated notes                      $173,933       $    --
   Term loan                                          198,500            --
   5.56% senior notes                                      --        24,000
   Notes payable under revolving credit agreement       5,000        34,000
   Mortgages on land and buildings                      1,268        13,408
   Obligations under capital leases                       237           326
                                                     --------       -------
                                                     $378,938       $71,734
   Less current portion                                 2,182           501
                                                     --------       -------
                                                     $376,756       $71,233
                                                     ========       =======

On January 27, 2005, the Company completed a private offering of $175.0 million of 8% senior subordinated notes (the "Subordinated Notes") due 2012. The Subordinated Notes were issued at 99.34% of par, resulting in net proceeds of $173.8 million before expenses. The Subordinated Notes are guaranteed by certain of the existing and future domestic subsidiaries of the Company. The Subordinated Notes and guarantees are unsecured senior subordinated obligations and rank equally with all future subordinated indebtedness and are subordinated to the current and future senior indebtedness and other liabilities of the Company and its subsidiaries. Interest on the Subordinated Notes is payable semi-annually on February 1 and August 1, commencing on August 1, 2005.

The Subordinated Notes may be redeemed at the option of the Company in whole or in part at any time on or after February 1, 2008 at the redemption prices set forth in the 8% Senior Subordinated Notes indenture, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. The Company may also redeem up to 35% of the original aggregate principal amount of the Subordinated Notes prior to February 1, 2008 with the proceeds of one or more public equity offerings, at a redemption price equal to 108% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. The Company may also redeem all the Subordinated Notes upon the occurrence of a Change in Control (as defined therein), prior to February 1, 2008, at a redemption price equal to 108% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. The Company is required to offer to repurchase the Subordinated Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date under some circumstances involved upon the occurrence of a Change in Control. The Company must also repurchase the Subordinated Notes at a price equal to par, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date, if the Company sells assets under certain circumstances.

The Subordinated Notes contain covenants that, among other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, the distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications, set forth in the indenture.

Concurrently with the offering of the Subordinated Notes, the Company entered into a credit agreement, as amended with J.P. Morgan Chase Bank N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, Deutsche Bank Securities Inc., as co-agent and documentation agent and the lenders party thereto from time to time. In connection with the refinancing transactions (see below), the Company repaid all borrowings under the agreement and the agreement was terminated. The agreement provided for maximum borrowings of $250.0 million consisting of a term loan facility in an aggregate principal amount of $200.0 million and a revolving credit facility, which provided for up to $50.0 million of revolving loans outstanding at any time (including letters of credit of up to $15.0 million). The revolving credit facility was scheduled to mature in January 2011 and the term loan facility was scheduled to mature in July 2011. The term loan facility required scheduled quarterly principal payments of $500.0 commencing on March 31, 2005 and on the last day of each consecutive June, September, December and March thereafter, with the balance payable at maturity. The senior credit facilities, subject to certain exceptions, were subject to mandatory prepayments and reductions in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and insurance recovery and condemnation events, (ii) 50% of the net proceeds of certain equity offerings or contributions by Holding II and (iii) 75% of excess cash flow, as defined in the credit agreement, for any fiscal year ending on or after December 31, 2005. The obligations of the Company under the senior credit facilities were guaranteed by Holding II and certain of the Company's existing and future domestic subsidiaries. The senior credit facilities and the guarantees thereof were secured by a pledge of the capital stock of the Company by Holding II, pledges of certain of the capital stock of the domestic subsidiaries of the Company and the effective pledge of 65% of the capital stock of certain of the Company's foreign subsidiaries, and liens on substantially all of the tangible and intangible assets of the Company and the guarantors, subject to certain exceptions.

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

The Lenders agreed to amend certain provisions of the Credit Agreement to, among other things, (i) revise the definition on Consolidated EBITDA to include consultation fees and expense reimbursements associated with implementing process improvements and cost reductions being developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group;
(ii) provide for an increase in the maximum leverage ratio; and (iii) increase the rates set forth in the definitions of Applicable Margin and Pricing grids.

Under the terms of the Credit Agreement, interest rates on borrowings were based upon, at the Company's option, LIBOR or prime rates. The terms of the agreement included a commitment fee based on unutilized amounts and an annual agency fee. The agreement included covenants, that among other things, limited or restricted the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the notes, make dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the notes indenture, engage in mergers or make capital expenditures and engage in certain transactions with affiliates. The agreement also required us to enter into interest rate protection agreements to provide interest rate protection for a minimum of 50% of our consolidated funded indebtedness for three years. Effective March 21, 2005, we entered into an interest rate swap to provide the required interest rate protection. The swap contract was for a notional amount of $12.5 million for a three-year term. The value of the swap contract was "out-of-the-money" by $31 thousand at September 30, 2005. On October 28, 2005, as required by the refinancing, (see the Refinancing Transaction below) the swap contract was unwound and the Company received $2 thousand on November 1, 2005. In addition, the Company was required to comply with specified financial ratios and tests. The Company was in default of the Consolidated Total Debt to Consolidated EBITDA leverage ratio at September 30, 2005. Due to the refinancing transaction, the Company has continued to reflect the debt as long-term.

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

THE REFINANCING TRANSACTION:

On October 28, 2005, the Company issued $185 million in principal amount of senior secured floating rate notes due November 1, 2011 (the "Notes") in a private placement. The Notes bear interest, payable quarterly, at a rate per annum equal to Libor plus 5.0 percent. The Notes are secured by a first priority security interest in substantially all tangible and intangible assets other than inventory, accounts receivable, equity interests in the Company's subsidiaries and other specifically excluded assets. The Notes hold a second priority security interest in substantially all inventory, receivables and specified liquid assets. Each domestic subsidiary of the Company is a guarantor under the Notes. The Notes contain covenants that among other limitations restrict the Company's ability to incur certain additional indebtedness, pay dividends, make other restricted payments and investments and transfer or sell assets.

The Company intends to file a registration statement with the Securities and Exchange Commission to register an exchange offer of the Notes for registered notes. The Company anticipates that it may, from time to time, purchase its debt securities through the open market.

Additionally, on October 28, 2005, the Company entered into a $75.0 million credit agreement, maturing on October 28, 2007, (the "Revolver"), with J.P. Morgan Chase Bank, N.A., as administrative agent. The Revolver is an asset based facility with a first priority security interest in substantially all accounts receivable and inventory and a second priority security interest in substantially all tangible and intangible assets. Borrowings under the Revolver are determined by a formula which provides eligibility of up to 60 percent of the net book value of domestic accounts receivable and a range of 15 percent to 50 percent of domestic inventory. Borrowings under the Revolver bear interest, initially at either Libor plus 1.75 percent or the banks base rate plus .75 percent; such margin increasing every 90 days by .50 percent, with a limit beginning July 28, 2006 of 3.25 percent and 2.25 percent, respectively.

The Notes and the Revolver include limitations on capital spending, asset sales, foreign subsidiary debt, and liens, among other things. In addition, the Revolver contains a Consolidated Fixed Charge Coverage Ratio (the "Ratio") in the event excess borrowing availability is less than $10 million on any day. The Ratio is a measure of Consolidated EBITDA, as defined, to Consolidated Fixed Charges.

The Revolver is guaranteed by the domestic subsidiaries and DLI Holding Corp, the parent company.

The Company intends to replace the Revolver, with a longer term $85 million asset based credit facility by December 31, 2005.

The Company used the net proceeds from the sale of the Notes, together with borrowings under the Revolver, to repay all outstanding borrowings under the prior senior Credit Agreement and to terminate all commitments thereunder.

The Company and subsidiary guarantors, the credit facility collateral agent, and the Trustee for the Notes and the note collateral agent entered into an Intercreditor Agreement.

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

COMPONENTS OF NET PERIOD BENEFIT COST

The components of net periodic benefit costs of the Company's domestic plans are set forth in the following tables:

                                Successor Period
                        July 1, 2005 - September 30, 2005
                        ---------------------------------

                                             Del         Del
                                          Non-Union    LaCross
                                             Plan        Plan       SERP
                                             ----        ----       ----
       Service Cost                        $   928       $ --      $   8
       Interest Cost                           654         18        108
       Expected return on plan assets         (621)       (17)        --
       Recognized net loss                       3         --         --
                                           -------       ----      -----
       Net periodic cost                   $   964       $  1      $ 116
                                           =======       ====      =====

                               Predecessor Period
                        July 1, 2004 - September 30, 2004
                        ---------------------------------

                                             Del         Del
                                          Non-Union    LaCross
                                             Plan        Plan       SERP
                                             ----        ----       ----
       Service Cost                        $   770       $ --      $  13
       Interest Cost                           578         19        106
       Expected return on plan assets         (516)       (18)        --
       Recognized prior service cost            13         --         37
       Recognized net loss                     191          4         (3)
                                           -------       ----      -----
       Net periodic cost                   $ 1,036       $  5      $ 153
                                           =======       ====      =====

                                Successor Period
                      February 1, 2005 - September 30, 2005
                      -------------------------------------

                                             Del         Del
                                          Non-Union    LaCross
                                             Plan        Plan       SERP
                                             ----        ----       ----
       Service Cost                        $ 2,456       $ --      $  21
       Interest Cost                         1,736         48        288
       Expected return on plan assets       (1,659)       (45)        --
       Recognized net loss                       6         --         --
                                           -------       ----      -----
       Net periodic cost                   $ 2,539       $  3      $ 309
                                           =======       ====      =====

                               Predecessor Period
                       January 1, 2005 - January 31, 2005
                       ----------------------------------

                                             Del         Del
                                          Non-Union    LaCross
                                             Plan        Plan       SERP
                                             ----        ----       ----
       Service Cost                        $   300       $ --      $   3
       Interest Cost                           214          6         36
       Expected return on plan assets         (207)        (6)        --
       Recognized prior service cost             4         --         12
       Recognized net loss                      77          2          7
                                           -------       ----      -----
       Net periodic cost                   $   388       $  2      $  58
                                           =======       ====      =====

                               Predecessor Period
                      Nine Months Ended September 30, 2004
                      ------------------------------------

                                             Del         Del
                                          Non-Union    LaCross
                                             Plan        Plan       SERP
                                             ----        ----       ----
       Service Cost                        $ 2,310       $ --      $  39
       Interest Cost                         1,734         57        318
       Expected return on plan assets       (1,548)       (54)        --
       Recognized prior service cost            39         --        111
       Recognized net (gain) loss              573         12         (9)
                                           -------       ----      -----
       Net periodic cost                   $ 3,108       $ 15      $ 459
                                           =======       ====      =====

CONTRIBUTIONS

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expects to contribute in 2005 approximately $4,189 to its Non-Union Plan. As of September 30, 2005, $3,190 of contributions have been made to the Non-Union Plan. The Company presently anticipates contributing an additional $848 to fund its Non-Union Plan for a total of $4,038.

10. SEVERANCE

On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $2,033 for severance costs and related benefits for approximately 360 union and non-union employees associated with this move was recorded during 2003. Additional severance benefits earned by employees terminated were recognized as a charge in the financial statements as such severance benefits were earned. During the third quarter of 2005, a provision of $4 was recorded for such earned severance benefits. During the first quarter of 2004, a provision of $56 was recorded for such earned severance benefits, net of adjustments of $66 to the initial accrual, which resulted in a net recovery of $10. During the second quarter of 2004, a provision of $18 was recorded for such earned severance benefits, net of adjustments of $5 to the initial accrual, which resulted in a net provision of $13. During the third quarter of 2004, a provision of $12 was recorded for such earned severance benefits, plus adjustments of $2 to the initial accrual, which resulted in a total provision of $14. During 2005 and 2004, $(3) and $135, respectively, of relocation and other move related costs were expensed as incurred. As of September 30, 2005, all union and non-union employees have been terminated and $2,057 in severance benefits were paid.

On August 15, 2005, Mr. William McMenemy resigned as President and Chief Executive Officer effective August 19, 2005 but will remain on the Board of Directors of the Company. Also in August 2005, the Company announced a workforce reduction program to be implemented in September 2005 to streamline the Company's organization and reduce costs. Pursuant to Mr. McMenemy's severance agreement and the Company's formal severance policy, a charge of $2.0 million of severance costs and related benefits was recorded in the quarter ended September 30, 2005 of which approximately $0.7 million was paid. The balance will be paid over 17 months. As of September 30, 2005, 55 positions, including long-term consultants were eliminated.

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

12. COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                   ------------------                         -----------------
                                              Successor        Predecessor      Successor                Predecessor
                                                Period           Period           Period                    Period
                                                ------           ------           ------                    ------
                                            July 1, 2005 -   July 1, 2004 -    Feb 1, 2005 -     Jan 1, 2005 -    Jan 1, 2004
                                             Sept 30,2005     Sept 30, 2004    Sept 30, 2005     Jan 31, 2005    Sept 30, 2004
                                             ------------     -------------    -------------     ------------    -------------
Net earnings (loss)                            $  1,932          $  6,462         $(11,404)        $  1,977         $ 10,899
Foreign currency translation gain / (loss)          675               532              812             (346)             303
Unrealized loss on swap agreements                  (31)               --              (31)              --               --
                                               --------          --------         --------         --------         --------
Total comprehensive income (loss)              $  2,576          $  6,994         $(10,623)        $  1,631         $ 11,202
                                               ========          ========         ========         ========         ========

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

                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                 ------------------                     -----------------
                                             Successor      Predecessor      Successor              Predecessor
                                              Period           Period         Period                  Period
                                              ------           ------         ------                  ------
                                          July 1, 2005 -    July 1, 2004   Feb 1, 2005 -   Jan 1, 2005 -   Jan 1, 2004 -
                                           Sept 30, 2005   Sept 30, 2004   Sept 30, 2005   Jan 31, 2005    Sept 30, 2004
                                           -------------   -------------   -------------   ------------    -------------
Net sales:
    Cosmetic                                  $ 83,670        $ 93,187        $225,987        $ 14,756        $240,503
    Pharmaceutical                              21,122          22,365          58,626           3,450          61,062
                                              --------        --------        --------        --------        --------
    Consolidated                              $104,792        $115,552        $284,613        $ 18,206        $301,565
                                              ========        ========        ========        ========        ========
Operating income (loss):
    Cosmetic                                  $     55        $  6,727        $ (8,507)       $(17,714)       $ 10,467
    Pharmaceutical                               2,096           4,753           9,440          (4,247)         10,493
                                              --------        --------        --------        --------        --------
    Consolidated                              $  2,151        $ 11,480        $    933        $(21,961)       $ 20,960
Other income (expense):
    Loss on sale of building and land         $     --        $   (105)       $     --        $     --        $   (146)
    Interest expense, net                     $ (7,297)       $   (849)       $(19,029)       $   (264)       $ (2,708)
    Other income (expense), net               $    420        $    373        $    497        $   (232)       $     19
                                              --------        --------        --------        --------        --------
Earnings (loss) before income taxes           $ (4,726)       $ 10,899        $(17,599)       $(22,457)       $ 18,125
                                              ========        ========        ========        ========        ========
Depreciation and amortization:
    Cosmetic                                  $  2,298        $  1,917        $  6,438        $    707        $  5,872
    Pharmaceutical                                 736             113           1,953              41             337
                                              --------        --------        --------        --------        --------
    Consolidated                              $  3,034        $  2,030        $  8,391        $    748        $  6,209
                                              ========        ========        ========        ========        ========
Amortization of display fixtures:
    Cosmetic                                  $  2,362        $  2,261        $  6,064        $    764        $  6,552
    Pharmaceutical                                  --              --              --              --              --
                                              --------        --------        --------        --------        --------
    Consolidated                              $  2,362        $  2,261        $  6,064        $    764        $  6,552
                                              ========        ========        ========        ========        ========

For the three months ended September 30, 2004, severance expense of $14 was included in the operating income of the segments, as follows: Cosmetic - $9 and Pharmaceutical - $5. For the nine months ended September 30, 2004, severance expense of $17 was included in the operating income of the segments, as follows:
Cosmetic - $11 and Pharmaceutical - $6. Associated with the workforce reduction program, severance expense of $1,978 was included in the operating income of the segments for the three and eight month Successor Periods, as follows: Cosmetic - $1,616 and Pharmaceutical - $362.

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company's obligations related to the prior credit agreement, the Revolver, the Notes and the 8% senior subordinated notes are guaranteed jointly and severally by the Company's direct and indirect present and future domestic restricted subsidiaries (the "Guarantors"). The following financial information sets forth, on a condensed consolidating basis, balance sheets, statements of earnings and statements of cash flows for domestic subsidiaries of the Company that are Guarantors (collectively, the "Guarantor Subsidiaries") and foreign subsidiaries of the Company that are not Guarantors (collectively, the "Non-Guarantor Subsidiaries"). Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to the investor. The accounting policies of the Subsidiary Guarantors and the Subsidiary Non-Guarantors are the same as those described for the Company in the Form S-4 Registration Statement.

                           CONSOLIDATING BALANCE SHEET
                                SUCCESSOR PERIOD
                               September 30, 2005

                                                                              Guarantor   Non-Guarantor
                                                                 Issuer     Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                                 ------     ------------   ------------   ------------  ------------
         ASSETS

Current assets:
         Cash and cash equivalents                             $    2,635    $      (74)    $    1,129     $       --    $    3,690
         Accounts receivable                                       61,898        15,690          5,944             --        83,532
         Inventories                                               91,352         5,544         14,165             --       111,061
         Income taxes receivable                                   34,071       (22,787)         1,029             --        12,313
         Deferred income taxes                                      5,871          (355)            --             --         5,516
         Prepaid expenses and other current assets                  4,980           511            125             --         5,616
                                                               ----------    ----------     ----------     ----------    ----------
                 Total current assets                             200,807        (1,471)        22,392             --       221,728

Property, plant and equipment, net                                 43,602         2,068          4,120             --        49,790
Intercompany                                                       99,135       (84,916)       (14,219)            --            --
Intangibles arising from acquisitions, net                        170,100        90,500             --             --       260,600
Goodwill                                                          104,924        35,886             --             --       140,810
Other assets                                                       29,562            --            628             --        30,190
Note receivable                                                     6,430            --             --         (6,430)           --
Deferred income taxes                                              62,599       (35,653)            --             --        26,946
                                                               ----------    ----------     ----------     ----------    ----------
                 Total assets                                  $  717,159    $    6,414     $   12,921     $   (6,430)   $  730,064
                                                               ==========    ==========     ==========     ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                     $    2,127    $       --     $       55     $       --    $    2,182
         Accounts payable                                          39,290         3,202          2,377             --        44,869
         Accrued liabilities                                       22,373         3,544          1,810             --        27,727
         Income taxes payable                                          --            --             --             --            --
                                                               ----------    ----------     ----------     ----------    ----------
                 Total current liabilities                         63,790         6,746          4,242             --        74,778

Long-term pension liability, less current portion                  21,349            --             --             --        21,349
Deferred income taxes                                             122,527           122             14             --       122,663
Note payable                                                           --            --          6,430         (6,430)           --
8% senior notes                                                   173,933            --             --                      173,933
Long-term debt, less current portion                              201,611            --          1,212                      202,823
                                                               ----------    ----------     ----------     ----------    ----------
                 Total liabilities                                583,210         6,868         11,898         (6,430)      595,546
                                                               ----------    ----------     ----------     ----------    ----------
Shareholders' equity:
         Common stock $.01 par value, authorized
            1,000 shares; issued 1,000 shares                          --            --             --             --            --
         Additional paid-in capital                               145,141            --             --             --       145,141
         Accumulated other comprehensive loss                         (30)           --            811             --           781
         Retained earnings                                        (11,162)         (454)           212             --       (11,404)
                                                               ----------    ----------     ----------     ----------    ----------
                 Total shareholders' equity                       133,949          (454)         1,023             --       134,518
                                                               ----------    ----------     ----------     ----------    ----------
                 Total liabilities and shareholders' equity    $  717,159    $    6,414     $   12,921     $   (6,430)   $  730,064
                                                               ==========    ==========     ==========     ==========    ==========

                           CONSOLIDATING BALANCE SHEET
                               PREDECESSOR PERIOD
                                December 31, 2004

                                                                              Guarantor   Non-Guarantor
                                                                 Issuer     Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                                 ------     ------------   ------------   ------------  ------------
Current assets:
         Cash and cash equivalents                             $    3,607    $     (398)    $      664     $       --    $    3,873
         Accounts receivable, net                                  58,062        17,016          3,899             --        78,977
         Inventories                                               87,410        11,805         12,020             --       111,235
         Income taxes receivable                                      177            --             --             --           177
         Deferred income taxes                                      7,075           149             --             --         7,224
         Prepaid expenses and other current assets                  3,065           325            118             --         3,508
                                                               ----------    ----------     ----------     ----------    ----------
                 Total current assets                             159,396        28,897         16,701             --       204,994

Property, plant and equipment, net                                 42,094           996          3,679             --        46,769
Intercompany                                                     (103,361)      105,837           (951)        (1,525)           --
Intangibles arising from acquisitions, net                          7,080             5             --             --         7,085
Goodwill                                                            3,520         2,762             --             --         6,282
Other assets                                                       13,195            18            530             --        13,743
Note receivable                                                     6,430            --             --         (6,430)           --
Deferred income taxes                                               6,301           286             --             --         6,587
                                                               ----------    ----------     ----------     ----------    ----------
                 Total assets                                  $  134,655    $  138,801     $   19,959     $   (7,955)   $  285,460
                                                               ==========    ==========     ==========     ==========    ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                     $      450    $       --     $       51     $       --    $      501
         Accounts payable                                          46,283         3,000          1,247             --        50,530
         Accrued liabilities                                       14,192         4,186          1,356             --        19,734
         Income taxes payable                                     (21,865)       22,360           (495)            --            --
                                                               ----------    ----------     ----------     ----------    ----------
                 Total current liabilities                         39,060        29,546          2,159             --        70,765

Long-term pension liability, less current portion                  12,273            --             --             --        12,273
Deferred income taxes                                               7,619           204             13             --         7,836
Deferred liability                                                  1,405            --             --             --         1,405
Note payable                                                           --            --          6,430         (6,430)           --
Long-term debt, less current portion                               70,018            --          1,215             --        71,233
                                                               ----------    ----------     ----------     ----------    ----------
                 Total liabilities                                130,375        29,750          9,817         (6,430)      163,512
                                                               ----------    ----------     ----------     ----------    ----------
Shareholders' equity:
         Preferred stock $ .01 par value, authorized
            1,000,000 shares; no shares issued                         --            --             --             --            --
         Common stock $1 par value, authorized
            20,000,000 shares; issued 10,000,000 shares            10,016             1              2            (19)       10,000
         Additional paid-in capital                                 9,348         1,000              5         (1,005)        9,348
         Accumulated other comprehensive loss                      (3,844)          (38)         1,519             --        (2,363)
         Retained earnings                                         (5,285)      108,088          8,616           (501)      110,918
                                                               ----------    ----------     ----------     ----------    ----------
                                                                   10,235       109,051         10,142         (1,525)      127,903
         Less: Treasury stock at cost, 242,553 shares
               in 2004                                             (5,453)           --             --             --        (5,453)
               Receivables for stock options exercised               (502)           --             --             --          (502)
                                                               ----------    ----------     ----------     ----------    ----------
                 Total shareholders' equity                         4,280       109,051         10,142         (1,525)      121,948
                                                               ----------    ----------     ----------     ----------    ----------
                 Total liabilities and shareholders' equity    $  134,655    $  138,801     $   19,959     $   (7,955)   $  285,460
                                                               ==========    ==========     ==========     ==========    ==========

                       CONSOLIDATING STATEMENT OF EARNINGS
                                SUCCESSOR PERIOD
                        July 1, 2005 - September 30, 2005

                                                                Guarantor     Non-Guarantor
                                                  Issuer      Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                  ------      ------------     ------------    ------------    ------------
Net sales                                       $   73,857     $   20,048       $   10,887                      $  104,792

Cost of goods sold                                  46,415          7,115            5,738                          59,268
Selling and administrative expenses                 23,920         12,831            4,407                          41,158
Severance expenses                                   1,978             --               --                           1,978
Merger expenses                                        237             --               --                             237
                                                ----------     ----------       ----------      ----------      ----------
      Operating income                               1,307            102              742              --           2,151

Other income (expense):
      Interest expense, net                         (7,225)            --              (72)                         (7,297)
      Other income (expense), net                       60             14              346                             420
                                                ----------     ----------       ----------      ----------      ----------
Loss before income taxes                            (5,858)           116            1,016              --          (4,726)
Provision for (benefit from) income taxes           (7,692)           536              498              --          (6,658)
                                                ----------     ----------       ----------      ----------      ----------
      Net earnings                              $    1,834     $     (420)      $      518      $       --      $    1,932
                                                ==========     ==========       ==========      ==========      ==========

                       CONSOLIDATING STATEMENT OF EARNINGS
                               PREDECESSOR PERIOD
                        July 1, 2004 - September 30, 2004

                                                                Guarantor     Non-Guarantor
                                                  Issuer      Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                  ------      ------------     ------------    ------------    ------------
Net sales                                       $   83,810     $   21,039       $   10,703                      $  115,552

Cost of goods sold                                  47,747          5,976            4,918                          58,641
Selling and administrative expenses                 29,068         10,590            4,609                          44,267
Severance expenses                                       9              5               --                              14
Merger expenses                                      1,150             --               --                           1,150
                                                ----------     ----------       ----------      ----------      ----------
      Operating income                               5,836          4,468            1,176              --          11,480

Other income (expense):
       Loss on sale of building and land              (105)            --               --                            (105)
      Interest expense, net                           (774)            --              (75)                           (849)
      Other income (expense), net                        4              5              364                             373
                                                ----------     ----------       ----------      ----------      ----------
Earnings before income taxes                         4,961          4,473            1,465              --          10,899
Provision for income taxes                           2,206          1,626              605                           4,437
                                                ----------     ----------       ----------      ----------      ----------
      Net earnings                              $    2,755     $    2,847       $      860      $       --      $    6,462
                                                ==========     ==========       ==========      ==========      ==========

                       CONSOLIDATING STATEMENT OF EARNINGS
                                SUCCESSOR PERIOD
                      February 1, 2005 - September 30, 2005

                                                                Guarantor     Non-Guarantor
                                                  Issuer      Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                  ------      ------------     ------------    ------------    ------------
Net sales                                       $  202,350     $   55,650       $   26,613                      $  284,613

Cost of goods sold                                 129,295         19,032           14,166                         162,493
Selling and administrative expenses                 66,736         35,860           11,725                         114,321
Severance expenses                                   1,978             --               --                           1,978
Merger expenses                                      4,187            701               --                           4,888
                                                ----------     ----------       ----------      ----------      ----------
      Operating income                                 154             57              722              --             933

Other income (expense):
      Interest expense, net                        (18,835)            --             (194)                        (19,029)
      Other income (expense), net                       59             12              426                             497
                                                ----------     ----------       ----------      ----------      ----------
Loss before income taxes                           (18,622)            69              954              --         (17,599)
Provision for (benefit from) income taxes           (7,460)           523              742              --          (6,195)
                                                ----------     ----------       ----------      ----------      ----------
      Net earnings (loss)                       $  (11,162)    $     (454)      $      212      $       --      $  (11,404)
                                                ==========     ==========       ==========      ==========      ==========

                       CONSOLIDATING STATEMENT OF EARNINGS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005

                                                                Guarantor     Non-Guarantor
                                                  Issuer      Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                  ------      ------------     ------------    ------------    ------------
Net sales                                       $   13,389     $    3,129       $    1,688                      $   18,206

Cost of goods sold                                   7,890            952              876                           9,718
Selling and administrative expenses                  7,140          3,270            1,065                          11,475
Severance expenses                                      --                                                              --
Merger expenses                                     15,483          3,491               --                          18,974
                                                ----------     ----------       ----------      ----------      ----------
      Operating loss                               (17,124)        (4,584)            (253)             --         (21,961)

Other income (expense):
      Interest expense, net                           (239)            --              (25)                           (264)
      Other income (expense), net                      (11)            --             (221)                           (232)
                                                ----------     ----------       ----------      ----------      ----------
Loss before income taxes                           (17,374)        (4,584)            (499)             --         (22,457)
Benefit from income taxes                          (24,273)            --             (161)                        (24,434)
                                                ----------     ----------       ----------      ----------      ----------
      Net earnings (loss)                       $    6,899     $   (4,584)      $     (338)     $       --      $    1,977
                                                ==========     ==========       ==========      ==========      ==========

                       CONSOLIDATING STATEMENT OF EARNINGS
                               PREDECESSOR PERIOD
                      Nine Months ended September 30, 2004

                                                                Guarantor     Non-Guarantor
                                                  Issuer      Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                  ------      ------------     ------------    ------------    ------------
Net sales                                       $  216,440     $   57,416       $   27,709                      $  301,565

Cost of goods sold                                 123,020         15,760           13,446                         152,226
Selling and administrative expenses                 82,269         32,353           12,374                         126,996
Severance expenses                                      11              6               --                              17
Merger expenses                                      1,366             --               --                           1,366
                                                ----------     ----------       ----------      ----------      ----------
      Operating income                               9,774          9,297            1,889              --          20,960

Other income (expense):
      Loss on sale of building and land               (146)            --               --                            (146)
      Interest expense, net                         (2,476)            --             (232)                         (2,708)
      Other income (expense), net                     (151)           (21)             191                              19
                                                ----------     ----------       ----------      ----------      ----------
Earnings before income taxes                         7,001          9,276            1,848              --          18,125
Provision for income taxes                           3,111          3,323              792                           7,226
                                                ----------     ----------       ----------      ----------      ----------
      Net earnings                              $    3,890     $    5,953       $    1,056      $       --      $   10,899
                                                ==========     ==========       ==========      ==========      ==========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                SUCCESSOR PERIOD
                      February 1, 2005 - September 30, 2005

                                                                              Guarantor   Non-Guarantor
                                                                 Issuer     Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                                 ------     ------------   ------------   ------------  ------------
Cash flows from operating activities:
Net earnings (loss)                                            $  (11,162)   $     (454)    $      189     $       23    $  (11,404)
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                       7,649           402            323             17         8,391
Amortization of display fixtures                                    5,659            --            405                        6,064
Amortization of inventory fair value adjustment                     4,945         2,278            860                        8,083
Amortization of deferred financing fees & original
 issue discount                                                     1,516            --             --                        1,516
Deferred income taxes                                              (8,626)          352             --                       (8,274)
Provision for (recovery from) doubtful accounts                        30           (28)            --                            2
Other non-cash operating items                                          9            --           (437)                        (428)
Changes in operating assets and liabilities:
    Accounts receivable                                            (6,632)       (1,280)        (2,427)                     (10,339)
    Inventories                                                       896         6,366           (558)                       6,704
    Prepaid expenses and other current assets                      (1,884)          192            (33)                      (1,725)
    Other assets                                                   (9,572)           15           (442)                      (9,999)
    Accounts payable                                               (5,047)         (948)          (155)                      (6,150)
    Accrued liabilities                                           (15,785)         (560)           365                      (15,980)
    Pension liability (net)                                           (15)           --             --                          (15)
    Income taxes receivable / payable                                (517)          427           (385)           (23)         (498)
    Intercompany receivables / payables                             4,468        (6,695)         2,159             68            --
                                                               ----------    ----------     ----------     ----------    ----------
      Net cash provided by (used in) operating activities         (34,068)           67           (136)            85       (34,052)
                                                               ----------    ----------     ----------     ----------    ----------
Cash flows provided by (used in) investing activities:
    Property, plant and equipment additions                        (4,140)          (26)           (21)                      (4,187)
    Purchase of Del Laboratories, Inc                            (377,233)           --             --                     (377,233)
                                                               ----------    ----------     ----------     ----------    ----------
      Net cash used in investing activities                      (381,373)          (26)           (21)            --      (381,420)
                                                               ----------    ----------     ----------     ----------    ----------
Cash flows provided by (used in) financing activities:
    Borrowings under revolving credit agreement                     5,000            --             --                        5,000
    Principal payments under mortgages                                 --            --            (40)                         (40)
    Principal payments under term loan                             (1,500)           --             --                       (1,500)
    Repayment of existing debt in connection with merger          (69,316)           --             --                      (69,316)
    Issuance of senior subordinated notes                         173,845            --             --                      173,845
    Issuance of term loan                                         200,000            --             --                      200,000
    Payment of deferred financing and other merger
     related fees                                                 (29,305)           --             --                      (29,305)
    Contributed Capital                                           138,200            --             --                      138,200
    Payment of capital lease obligations                              (89)           --             --                          (89)
                                                               ----------    ----------     ----------     ----------    ----------
      Net cash provided by (used in) financing activities         416,835            --            (40)            --       416,795
                                                               ----------    ----------     ----------     ----------    ----------
Effect of exchange rate changes on cash                                --            --             75            (85)          (10)
                                                               ----------    ----------     ----------     ----------    ----------
Net increase (decrease) in cash and cash equivalents                1,394            41           (122)            --         1,313

Cash and cash equivalents at beginning of year                      1,241          (115)         1,251             --         2,377
                                                               ----------    ----------     ----------     ----------    ----------
Cash and cash equivalents at end of year                       $    2,635    $      (74)    $    1,129     $       --    $    3,690
                                                               ==========    ==========     ==========     ==========    ==========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005

                                                                              Guarantor   Non-Guarantor
                                                                 Issuer     Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                                 ------     ------------   ------------   ------------  ------------
Cash flows from operating activities:
Net earnings (loss)                                            $    6,899    $   (4,584)    $     (338)                  $    1,977
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                         673            40             35                          748
Amortization of display fixtures                                      723                           41                          764
Amortization of deferred financing fees                                20                                                        20
Deferred income taxes                                             (13,030)                                                  (13,030)
Provision for (recovery from) doubtful accounts                        25                            1                           26
Tax benefit on stock options exercised                                 57                                                        57
Other non-cash operating items                                         (9)                         228                          219
Changes in operating assets and liabilities:
    Accounts receivable                                             2,740         2,635            598                        5,973
    Inventories                                                    (4,838)         (104)        (1,121)                      (6,063)
    Prepaid expenses and other current assets                         (32)         (377)            30                         (379)
    Other assets                                                   (1,609)            3            (80)                      (1,686)
    Accounts payable                                               (1,945)        1,150          1,200                          405
    Accrued liabilities                                            21,827          (133)            26                       21,720
    Deferred liability                                              1,367                                                     1,367
    Pension liability (net)                                          (330)                                                     (330)
    Income taxes receivable / payable                             (11,344)                        (254)                     (11,598)
    Intercompany receivables / payables                            (1,909)        1,665            256            (12)           --
                                                               ----------    ----------     ----------     ----------    ----------
      Net cash provided by (used in) operating activities            (715)          295            622            (12)          190
                                                               ----------    ----------     ----------     ----------    ----------
Cash flows provided by (used in) investing activities:
    Property, plant and equipment additions                          (781)          (12)            (4)                        (797)
                                                               ----------    ----------     ----------     ----------    ----------
      Net cash used in investing activities                          (781)          (12)            (4)            --          (797)
                                                               ----------    ----------     ----------     ----------    ----------
Cash flows provided by (used in) financing activities:
    Principal payments under mortgages                                (25)                           2                          (23)
    Principal payments under revolving credit agreement              (800)                                                     (800)
    Proceeds from the exercise of stock options                        12                                                        12
    Acquisition of treasury stock                                     (57)                                                      (57)
                                                               ----------    ----------     ----------     ----------    ----------
      Net cash provided by (used in) financing activities            (870)           --              2             --          (868)
                                                               ----------    ----------     ----------     ----------    ----------
Effect of exchange rate changes on cash                                --            --            (33)            12           (21)
                                                               ----------    ----------     ----------     ----------    ----------
Net increase (decrease) in cash and cash equivalents               (2,366)          283            587             --        (1,496)

Cash and cash equivalents at beginning of year                      3,607          (398)           664                        3,873
                                                               ----------    ----------     ----------     ----------    ----------
Cash and cash equivalents at end of year                       $    1,241    $     (115)    $    1,251             --    $    2,377
                                                               ==========    ==========     ==========     ==========    ==========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                               PREDECESSOR PERIOD
                      January 1, 2004 - September 30, 2004

                                                                              Guarantor   Non-Guarantor
                                                                 Issuer     Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                                 ------     ------------   ------------   ------------  ------------
Cash flows from operating activities:
Net earnings                                                   $    3,891    $    5,953     $    1,056     $       (1)   $   10,899
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                       5,552           333            312             12         6,209
Amortization of display fixtures                                    6,199            --            353                        6,552
Amortization of deferred financing fees                               148            --             --                          148
Provision for (recovery from) doubtful accounts                        57           (25)            --                           32
Tax benefit on stock options exercised                                624            --             --                          624
Gain on sale of building and land                                     146            --             --                          146
Other non-cash operating items                                        134            --           (166)                         (32)
Changes in operating assets and liabilities:
    Accounts receivable                                            (3,816)       (1,399)          (781)                      (5,996)
    Inventories                                                    (8,535)         (242)           443                       (8,334)
    Prepaid expenses and other current assets                      (1,440)          (69)           (87)                      (1,596)
    Other assets                                                   (7,253)           26           (307)                      (7,534)
    Accounts payable                                                6,105            26         (2,574)                       3,557
    Accrued liabilities                                            (2,848)       (1,314)           422                       (3,740)
    Deferred liability                                                 69            --             --                           69
    Pension liability (net)                                           (83)           --             --                          (83)
    Income taxes receivable / payable                              (3,512)        3,252            170              1           (89)
    Intercompany receivables / payables                             4,397        (5,942)         1,510             35            --
                                                               ----------    ----------     ----------     ----------    ----------
      Net cash provided by (used in) operating activities            (165)          599            351             47           832
                                                               ----------    ----------     ----------     ----------    ----------
Cash flows provided by (used in) investing activities:
    Net proceeds from sale of building and land                     4,816            --             --                        4,816
    Property, plant and equipment additions                        (7,196)         (375)           (66)                      (7,637)
                                                               ----------    ----------     ----------     ----------    ----------
      Net cash used in investing activities                        (2,380)         (375)           (66)            --        (2,821)
                                                               ----------    ----------     ----------     ----------    ----------
Cash flows provided by (used in) financing activities:
    Principal borrowings under revolving credit
     agreement, net                                                 3,000            --             --                        3,000
    Principal payments under mortgages                               (259)           --            (30)                        (289)
    Payment of capital lease obligations                              (83)           --             --                          (83)
    Proceeds from the exercise of stock options                       244            --             --                          244
    Acquisition of treasury stock                                    (611)           --             --                         (611)
                                                               ----------    ----------     ----------     ----------    ----------
      Net cash provided by (used in) financing activities           2,291            --            (30)            --         2,261
                                                               ----------    ----------     ----------     ----------    ----------
Effect of exchange rate changes on cash                                --            --             27            (47)          (20)
                                                               ----------    ----------     ----------     ----------    ----------
Net increase (decrease) in cash and cash equivalents                 (254)          224            282             --           252

Cash and cash equivalents at beginning of year                      1,750          (254)           617                        2,113
                                                               ----------    ----------     ----------     ----------    ----------
Cash and cash equivalents at end of year                       $    1,496    $      (30)    $      899             --    $    2,365
                                                               ==========    ==========     ==========     ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On October 28, 2005, the Company issued $185 million in principal amount of senior secured floating rate notes due November 1, 2011 (the "Notes") and entered into a $75 million credit agreement, maturing on October 28, 2007 (the "Revolver") with J. P. Morgan Chase Bank, N.A., as administrative agent. The Company used the net proceeds from the sale of the Notes, together with borrowings under the Revolver, to repay all outstanding borrowings under the prior senior Credit Agreement and to terminate all commitments thereunder.
See "Liquidity and Capital Resources."

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

The Company owns a portfolio of highly recognized branded products, which are easy to use, competitively priced and trusted by consumers and retailers. As reported by ACNielsen Corporation ("ACNielsen") or Information Resources, Inc. ("IRI"), many of our brands have leading market positions in their product categories. In our cosmetics segment, the Sally Hansen(R) brand is the number one brand in the mass market nail care category with market leadership positions in nail enamel, nail treatment and bleaches and depilatories. The La Cross(R) brand is a leader in nail and beauty implements, providing a line of high quality beauty implements including nail clippers, files, scissors, tweezers and eyelash curlers. N.Y.C. New York Color(R) was launched in 1999. This highly recognizable brand of value cosmetics offers a complete collection of high quality products at opening price points. In our OTC pharmaceutical segment, we believe Orajel(R) is the number one oral analgesic in the United States (based on market share), and the number one pharmacist recommended brand in the teething segment. The Orajel(R) family of products has been developed with formulations specifically targeted at distinct oral pain and infant care indications. Our Dermarest(R) brand is the most complete line of non-prescription products for relief of psoriasis and eczema and is the market share leader in the psoriasis/eczema treatment category.

We believe that we have strong customer relationships with a diversified group of prominent retailers across multiple distribution channels including mass merchandisers, drug chains, drug wholesalers and food retailers and wholesalers. The Company has a strong track record of developing innovative new products and successful brand extensions. Our in-house research and development departments focus on product development, clinical and regulatory affairs and quality control.

MERGER TRANSACTION

On January 27, 2005, DLI Acquisition Corp ("Sub"), a Delaware corporation and an affiliate of Kelso & Company, L.P. ("Kelso"), was merged (the "Merger") with and into Del Laboratories, Inc. a Delaware corporation ("Del"), pursuant to an Agreement and Plan of Merger, dated as of July 1, 2004 (the "Merger Agreement"), by and among Sub, Del and DLI Holding Corp., a Delaware corporation ("Holding"). Under the terms of the Agreement and Plan of Merger dated July 1, 2004, each outstanding share of Del Labs common stock and each outstanding stock option was converted into the right to receive $35 per share in cash. The total transaction was valued at approximately $485 million, including the repayment of indebtedness of approximately $69 million. Following the Merger, Del ceased to be a publicly traded company and is now a wholly-owned subsidiary of DLI Holding II Corp., a Delaware corporation ("Holding II"), which, in turn, is owned by Holding and is an indirect, wholly-owned subsidiary of DLI Holding LLC, a Delaware limited liability company affiliated with Kelso ("DLI LLC").

In connection with the Merger, certain investment partnerships affiliated with Kelso invested approximately $136.1 million in DLI LLC, as a result of which such entities now own approximately 98.5% of the interests of DLI LLC. Messrs. Alstodt, Hinkaty and McMenemy, members of Del's senior management prior to and following the Merger ("Continuing Investors") invested, in the aggregate, $60 in DLI LLC for approximately 0.1% of the interests in DLI LLC. A third party investor invested $2.0 million in DLI LLC for the balance of the interests in DLI LLC. The foregoing parties entered into a limited liability company agreement relating to their ownership of interests in DLI LLC.

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

With the merger completed, William McMenemy was named President and Chief Executive Officer, Charles J. Hinkaty was named Chief Operating Officer, Harvey Alstodt was named President of Global Business, and Enzo J. Vialardi was named Executive Vice President and Chief Financial Officer. With the closing of the transaction, Dan K. Wassong retired as the Company's Chairman, President and Chief Executive Officer. Effective August 19, 2005, Mr. McMenemy resigned as President and Chief Executive Officer and Mr. Hinkaty assumed the position. On August 5, 2005, Mr. Vialardi announced plans to retire effective January 31, 2006. On the same date, the Company announced that Joseph Sinicropi would assume the role of Executive Vice President and Chief Financial Officer, effective September 1, 2005. Mr. Vialardi will continue with the Company to assist with the transition until his retirement.

Also following the completion of the Merger, affiliates of Kelso have the right to designate, directly or indirectly, the board of directors of each of DLI LLC, Holding, Holding II and Del. Del's board of directors is comprised of Messrs. Alstodt, Hinkaty and McMenemy, members of Del's senior management prior to and following the Merger, and Messrs. Berney and Moore of Kelso.

In anticipation of the Merger, Sub issued in a private placement offering $175.0 million of 8% Senior Subordinated Notes due 2012. The notes were issued at 99.34% which provided the Company with proceeds of $173.8 million. The notes and all related obligations were assumed by Del upon the consummation of the Merger. The notes are guaranteed by certain of the existing domestic subsidiaries of Del. A registration statement under the Securities Act registering the exchange offer for these notes became effective on May 13, 2005. On June 22, 2005, Del completed an exchange offer of the privately placed notes for SEC registered notes.

Immediately prior to the Merger, Sub also entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, Deutsche Bank Securities Inc., as co-agent and documentation agent, and the lenders party thereto from time to time, which provided for aggregate maximum borrowings of $250.0 million consisting of a term loan facility in an aggregate principal amount of $200.0 million (all of which amount was drawn in connection with the Merger,) and a revolving credit facility, providing for up to $50.0 million of revolving loans outstanding at any time, which remained undrawn at the closing of the Merger. The obligations under the credit agreement were assumed by Del upon the consummation of the Merger. The obligations of Del under the credit agreement were guaranteed by Holding II and certain of the domestic subsidiaries of Del. The senior credit facilities and the guarantees thereof were secured by a pledge of the capital stock of Del by Holding II, pledges of certain of the capital stock of the domestic subsidiaries of Del and the effective pledge of 65% of the capital stock of certain foreign subsidiaries of Del, and liens on substantially all of the tangible and intangible assets of Del and guarantors, subject to certain exceptions. In connection with the refinancing transactions, the Company repaid all borrowings under the agreement and the agreement was terminated.
See "-Liquidity and Capital Resources."

ACCOUNTING FOR THE TRANSACTION

Pursuant to the merger, all of the Company's outstanding common stock was acquired for $35 a share. The aggregate purchase price paid for all of the Company's outstanding common stock including options exchanged and transaction costs was approximately $416.4 million, comprised of $377.2 million for the acquisition of the outstanding shares and options exercised, $6.9 million representing the fair value of the options exchanged, $18.5 million in severance payments, $1.0 million of prepayment penalties and $12.8 million of transaction related costs. The acquisition, as described above, has been accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations".

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

The realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carry-back and carry-forward period permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Without sufficient taxable income to offset the deductible amounts and carry-forwards, the related tax benefits would expire unused. A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. In the event the Company were to determine that it would not be able to realize some portion or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. There was no valuation allowance as of the Successor Period September 30, 2005, the Predecessor Period January 31, 2005, or the Predecessor Period December 31, 2004 as the Company believes it is more likely than not that the deferred tax assets will be realized.

RESULTS OF OPERATIONS

As discussed above in "Accounting for the Transaction", our financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the purchase method of accounting. Our financial data for the Predecessor Period generally will not be comparable to our financial data for the Successor Period.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

The Company's net sales for the third quarter ended September 30, 2005 were $104.8 million, a decrease of $10.8 million, or 9.3% compared to net sales of $115.6 million for the three months ended September 30, 2004. The decrease in net sales for the third quarter of 2005 compared with the third quarter of 2004 is due to a number of factors. In the third quarter of 2004, net sales included incremental sales that should have been shipped in the second quarter of 2004 but were delayed as a result of production start-up problems in the first half of 2004 as the Company transferred its principal manufacturing operations to Rocky Point, North Carolina from Farmingdale, New York. Second, in the third quarter of 2004, the Company introduced a new promotional nail color product line (not intended as a permanent part of its Sally Hansen(R) franchise), which resulted in incremental sales in the third quarter of 2004. In addition, during the third quarter of 2005, the Company experienced supply chain inefficiencies resulting in missed or delayed sales, which led to significant lost sales during the quarter. The Company has taken steps to address this issue, including its recent implementation of process improvements, management changes and the hiring of the Synergetics Installations Worldwide, Inc. consulting group.

The Cosmetic segment of the business generated net sales for the third quarter ended September 30, 2005 of $83.7 million, a decrease of $9.5 million, or 10.2% compared to net sales of $93.2 million for the third quarter ended September 30, 2004. As reported by ACNielsen, the Sally Hansen brand remains the number one brand in the mass market nail care category with a 26.4% share of market for the quarter.

The over-the-counter Pharmaceutical segment of the business generated net sales for the third quarter ended September 30, 2005 of $21.1 million, a decrease of $1.3 million, or 5.8% compared to net sales of $22.4 million for the third quarter ended September 30, 2004 due principally to lower sales in niche markets. Orajel, the core brand of the Pharmaceutical segment increased its leadership position in the oral analgesics category with a 32.2% share of market for the quarter, as reported by Information Resources, Inc.

Cost of goods sold for the third quarter ended September 30, 2005 was $59.3 million, or 56.6% of net sales, compared to $58.6 million, or 50.7% of net sales for the third quarter ended September 30, 2004. Cost of goods sold for the third quarter of 2005 includes costs of approximately $2.5 million, or 2.4% of net sales, related to the amortization of the inventory step-up to fair value as a result of purchase accounting.

Selling and administrative expenses for the third quarter ended September 30, 2005 was $41.2 million, or 39.3% of net sales, compared to $44.3 million, or 38.3% of net sales for the third quarter ended September 30, 2004. Selling expenses for the third quarter of 2005 include approximately $1.3 million or 1.2% of net sales related to the amortization of intangible assets arising from the acquisition.

Merger expenses for the third quarter ended September 30, 2005 was $237 thousand, compared to $1.2 million for the third quarter ended September 30, 2004. The merger expenses are primarily related to legal and advisory fees and expenses incurred in connection with the merger transaction.

As part of its efforts to streamline its organization and reduce costs, the Company completed a workforce reduction program in September 2005. The program entailed an assessment of our workforce requirements across all of our major departments and resulted in the elimination of 55 positions at various levels. The workforce reduction is anticipated to save approximately $6.7 million annually. In connection with the workforce reduction program a one-time severance charge of $2.0 million including approximately $1.5 million due to the terms of the Severance Agreement with Mr. McMenemy was recorded in the three months ended September 30, 2005.

Net interest expense for the third quarter ended September 30, 2005 of $7.3 million is primarily attributable to interest incurred on the prior senior credit agreement, and $175.0 million of 8% Senior Subordinated Notes issued on January 27, 2005 in connection with the merger transaction. Net interest expense for the third quarter ended September 30, 2004 of $0.8 million is primarily related to outstanding borrowings of the Predecessor Company under its 9.5% senior notes, its revolving credit facility and outstanding mortgages on the North Carolina and the Barrie, Ontario facilities.

Income tax benefit for the third quarter ended September 30, 2005 of $6.7 million was based on the Company's expected effective tax rate of 35.0% for the period February 1, 2005 to December 31, 2005. The change in the expected effective tax rate from the prior period is principally the result of increased expected losses in the U.S. primarily due to the expenses of the refinancing transaction (see note 8), partially offset by taxable income of foreign subsidiaries which is taxed at higher rates than the U.S.

Income taxes for the third quarter ended September 30, 2004 of $4.4 million was based on the Company's expected annual effective tax rate of 39.9% for 2004.

Net earnings for the third quarter ended September 30, 2005 of $1.9 million is primarily attributable to operating income and the income tax benefit offset by higher interest expenses.

Net earnings for the third quarter ended September 30, 2004 of $6.5 million are attributable to the operating income generated by the Predecessor Company.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

The following table sets forth the results of operations for the Successor Period February 1, 2005 to September 30, 2005, the Predecessor Period January 1, 2005 to January 31, 2005 and the Predecessor Period January 1, 2004 to September 30, 2004. The table also sets forth the Combined Successor Period and Predecessor Period net sales for the nine months ended September 30, 2005.

                                                                                                 NINE MONTHS
                                                             NINE MONTHS ENDED                      ENDED
                                                               SEPT 30, 2005                    SEPT 30, 2004
                                                               -------------                    -------------
                                                                   ($000)                           ($000)

                                               Feb 1,2005       Jan 1, 2005                      Jan 1, 2004
                                              Sept 30, 2005    Jan 31, 2005                     Sept 30, 2004
                                              -------------    ------------                     -------------

                                                SUCCESSOR       PREDECESSOR                      PREDECESSOR
                                                  PERIOD           PERIOD          COMBINED         PERIOD
                                                  ------           ------          --------         ------
Net Sales
    Cosmetic segment                             $225,987         $ 14,756         $240,743        $240,503
    Pharmaceutical segment                         58,626            3,450           62,076          61,062
                                                 --------         --------         --------        --------
Total net sales                                   284,613           18,206          302,819         301,565

Cost of goods sold                                162,493            9,718                          152,226
Selling and administrative expenses               114,321           11,475                          126,996
Severance expenses                                  1,978               --                               17
Merger expenses                                     4,888           18,974                            1,366
                                                 --------         --------                         --------
Operating income (loss)                               933          (21,961)                          20,960

Other income (expense):
    Loss on sale of building and land                  --               --                             (146)
    Interest expense, net                         (19,029)            (264)                          (2,708)
    Other income (expense), net                       497             (232)                              19
                                                 --------         --------                         --------
Earnings (loss) before income taxes               (17,599)         (22,457)                          18,125
Provision for (benefit from) income taxes          (6,195)         (24,434)                           7,226
                                                 --------         --------                         --------
Net earnings (loss)                              $(11,404)        $  1,977                         $ 10,899
                                                 ========         ========                         ========

The Company's net sales for the nine months ended September 30, 2005 were $302.8 million, an increase of $1.2 million, or 0.4% compared to net sales of $301.6 million for the nine months ended September 30, 2004.

The Cosmetic segment of the business generated net sales for the nine months ended September 30, 2005 of $240.7 million, an increase of $0.2 million, or 0.08% compared to net sales of $240.5 million for the nine months ended September 30, 2004.

The over-the-counter Pharmaceutical segment of the business generated net sales for the nine months ended September 30, 2005 of $62.1 million, an increase of $1.0 million, or 1.6% compared to net sales of $61.1 million for the nine months ended September 30, 2004.

Cost of goods sold for the Successor Period February 1, 2005 to September 30, 2005 was $162.5 million, or 57.1% of net sales. Cost of goods sold for the period February 1, 2005 to September 30, 2005 includes approximately $8.1 million, or 2.7% of net sales related to the amortization of the inventory step-up to fair value as a result of purchase accounting

Cost of goods sold for the Predecessor Period January 1, 2004 to September 30, 2004 was $152.2 million, or 50.5% of net sales.

Selling and administrative expenses for the Successor Period February 1, 2005 to September 30, 2005 was $114.3 million, or 40.2% of net sales. Selling expenses for the Successor Period of 2005 include approximately $3.5 million or 1.2% of net sales related to the amortization of intangible assets arising from the acquisition.

Selling and administrative expenses for the Predecessor Period January 1, 2004 to September 30, 2004 was $127.0 million, or 42.1% of net sales.

Merger expenses for the Successor Period February 1, 2005 to September 30, 2005 of $4.9 million are primarily related to change of control payments and legal and advisory fees and expenses incurred in connection with the merger transaction.

Merger expenses for the Predecessor Period January 1, 2004 to September 30, 2004 were $1.4 million consisting principally of legal and advisory fees and expenses incurred in connection with the merger transaction.

As part of our efforts to streamline our organization and reduce costs, the Company completed a workforce reduction program in September 2005. The program entailed an assessment of our workforce requirements across all of our major departments and resulted in the elimination of 55 positions at various levels. The workforce reduction is anticipated to save approximately $6.7 million annually. In connection with the workforce reduction program a one-time severance charge of $2.0 million (approximately $1.5 million due to the terms of the Severance Agreement with Mr. McMenemy) was recorded in the three months ended September 30, 2005.

Net interest expense for the Successor Period February 1, 2005 to September 30, 2005 of $19.0 million was primarily attributable to interest incurred on the prior senior credit agreement, and $175.0 million of 8% Senior Subordinated Notes issued on January 27, 2005 in connection with the merger transaction.

Net interest expense for the Predecessor Period January 1, 2004 to September 30, 2004 of $2.7 million was primarily attributable to outstanding borrowings of the Predecessor Company under its 9.5% senior notes, its revolving credit facility and outstanding mortgages on the North Carolina and the Barrie, Ontario facilities.

Income tax benefit for the Successor Period February 1, 2005 to September 30, 2005 of $6.2 million was based on the Company's expected effective tax benefit rate of 35% for the period February 1, 2005 to December 31, 2005. The change in the expected effective tax rate from the prior period is principally the result of increased expected losses in the U.S. primarily due to the expenses of the refinancing transaction (see note 8), partially offset by taxable income of foreign subsidiaries which is taxed at higher rates than the U.S.

Income tax benefit for the Predecessor Period January 1, 2005 to January 31, 2005 of $24.4 million was due to the recording of an anticipated income tax refund of approximately $11.4 million attributable to the utilization of a net operating loss carry-back, the recording of deferred tax assets of approximately $13.3 million attributable to net operating loss carry-forwards, and the recording of approximately $0.3 million of deferred tax expense related to timing differences.

Income taxes for the Predecessor Period January 1, 2004 to September 30, 2004 of $7.2 million was based on the Company's expected annual effective tax rate of 39.9% for 2004.

Net loss for the Successor period February 1, 2005 to September 30, 2005 of $11.4 million is primarily attributable to net interest expense.

Net earnings for the Predecessor period January 1, 2004 to September 30, 2004 of $10.9 million are primarily attributable to the operating income generated by the Predecessor Company.

The Company believes that inflation has had no significant impact on earnings from operations during the last three years.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity needs arise primarily from debt service on our substantial indebtedness and from funding of our capital expenditures, ongoing operating costs and working capital.

In connection with the Merger transaction, substantially all of our then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced with borrowings under our senior credit facilities and indebtedness under the senior notes.

The following financing transactions were entered into in connection with the
Merger:

      o the closing of senior credit facilities which provide for aggregate maximum borrowings of $250.0 million consisting of $200.0 million in a term loan (the "Term Loan") and up to $50.0 million in borrowings under a revolving credit facility (collectively referred to as "Senior Debt" or "Credit Facility");

      o the issuance and sale of $175 million in aggregate principal amount 8% senior subordinated notes (the "Subordinated Notes") due 2012;

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

As of September 30, 2005, we had $378.9 million of total debt, consisting primarily of $173.9 million of Subordinated Notes, $198.5 million of the Term Loan and $5.0 million outstanding under the revolving credit facility. As of September 30, 2005, the Company had $45.0 million available to borrow under the revolving Credit Facility, subject to limitations under the senior debt.

On October 28, 2005, the Company refinanced its Senior Debt with the issuance of $185 million of Notes and $27.5 million of Revolver borrowings. Borrowing availability, as defined, under the Revolver as of that date was $41.8 million net of the $27.5 million drawn at the closing. As of November 9, 2005, availability (net of $19.5 million of borrowings) under the Revolver is $49.8 million.

CREDIT AGREEMENT FINANCIAL COVENANTS (AT SEPTEMBER 30, 2005)

Borrowings under the Senior Debt were subject to certain conditions and limitations described below. The indenture governing the Subordinated Notes contains, and the Senior Debt contained, significant financial and operating covenants, including prohibitions on our ability to incur certain additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures. The Senior Debt required that we maintain certain financial ratios and contained borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events.

The Senior Debt also contained a number of covenants that, among other things, limited or restricted the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the Subordinated Notes, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture under which the Subordinated Notes are issued, engage in mergers or engage in certain transactions with affiliates. In addition, under the Senior Debt, the Company was required to comply with specified financial covenants, including a maximum leverage ratio of specified debt to Consolidated EBITDA and a minimum coverage ratio of Consolidated EBITDA to specified interest expense.

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

The Lenders agreed to amend certain provisions of the Credit Agreement to, among other things, (i) revise the definition of Consolidated EBITDA to include consultation fees and expense reimbursements associated with implementing process improvements and cost reductions being developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group;
(ii) provide for an increase in the maximum leverage ratio; and (iii) increase the rates set forth in the definitions of Applicable Margin and Pricing grids.

Borrowings under the senior credit facilities were a key source of our liquidity. Our ability to borrow under the senior credit facilities was dependent on, among other things, our compliance with the financial covenants contained therein. Failure to comply with these tests would result in a violation of the credit agreement for the senior credit facilities and, absent a waiver or an amendment from the lenders under such agreement, would have permitted the acceleration of all outstanding borrowings under such credit agreement.

The test periods for compliance with the financial covenants in the Credit Facility began on June 30, 2005. The financial covenants specified, among other things, the following requirements for each fiscal quarter ended during the following test periods:

                                                                   Consolidated EBITDA to
                                         Consolidated Total Debt    Consolidated Interest
                                         to Consolidated EBITDA            Coverage
                                             Leverage Ratio             Expense Ratio
             Test Period                      Not More Than             Not Less Than
             -----------                      -------------             -------------
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

"Consolidated EBITDA," as that term was defined in the First Amendment to the credit agreement and used for purposes of the financial covenants, consisted of consolidated net income, adjusted to exclude income tax expense, interest expense, and depreciation and amortization, as well as certain other items and expenses, including amortization of intangibles, extraordinary, unusual or non-recurring gains or losses, consultation fees and expense reimbursements associated with implementing process improvements and cost reductions being developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group, certain non-cash charges or expenses deducted in determining net income, certain cash restructuring charges, loss or gain associated with the sale or write down of assets not in the ordinary course of business, the amount of any net minority expense, and certain losses relating to the disposition of excess or surplus inventory. In addition, for the relevant periods prior to the closing of the transactions, the determination of Consolidated EBITDA gave effect to supplemental adjustments for expected cost savings. The Credit Facility further provided that Consolidated EBITDA was deemed to be $22.1 million for the fiscal quarter ended December 31, 2004 and that, for the fiscal quarter ending March 31, 2005, Consolidated EBITDA would be increased by $1.6 million as an allowance for anticipated cost savings identified by Kelso.

The definition of "Consolidated EBITDA" under the Revolver and used for purposes of the financial covenant therein is substantially the same as the one under the prior credit agreement.

"Consolidated EBITDA" as defined under the First Amendment to the credit agreement for the Senior Debt is not the same as "Consolidated EBITDA" as used in the indentures under which the Subordinated Notes and the Notes are issued. The term "Consolidated EBITDA" is used in the indentures as part of the calculation of the term "Consolidated Coverage Ratio", which is used for a number of purposes, including determining our ability to incur additional indebtedness.

Credit Agreement EBITDA as presented herein is a financial measure that was used in the credit agreement for the Company's Senior Secured Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term "EBITDA" as it is commonly used. Credit Agreement EBITDA generally was defined as consolidated net income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, other non-cash charges deducted in determining consolidated net income (loss), extraordinary, unusual or non-recurring items and certain credit agreement add-backs during the first twelve months. The Company was in default of the Consolidated Total Debt to Consolidated EBITDA leverage ratio at September 30, 2005. Due to the refinancing transaction, the Company has continued to reflect debt as long-term (see "Refinancing" below).

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below.

                                   Qtr 4        Qtr 1        Qtr 2        Qtr 3
                                     2004        2005         2005         2005        Total
                                     ----        ----         ----         ----        -----
Net earnings (loss)               $     --    $ (1,245)    $(10,114)    $  1,932     $ (9,427)
Income tax provision (benefit)          --     (26,537)       2,566       (6,658)     (30,629)
Interest expense, net                   --       5,114        6,882        7,297       19,293
Depreciation and Amortization           --       5,153        5,418        5,396       15,967
Purchase accounting                              1,038        4,541        2,504        8,083
Losses related to disposition
  of excess, surplus or
  obsolete inventory                                --           --        3,627        3,627
Extraordinary, unusual or
  or non-recurring items                --      22,901          724        3,004       26,629
Other                                   --         266          380          (34)         612
Scheduled EBITDA per
  credit agreement                  22,100          --           --           --       22,100
Credit agreement add backs              --       1,600           --           --        1,600
                                  --------    --------     --------     --------     --------
Credit Agreement EBITDA           $ 22,100    $  8,290     $ 10,397     $ 17,068     $ 57,855
                                  ========    ========     ========     ========     ========


OPERATING ACTIVITIES

Net cash used in operating activities for the Successor Period February 1, 2005 to September 30, 2005 of $34.1 million was principally due to an increase in accounts receivable of $10.3 million and a decrease of $17.3 million in accrued liabilities. The decrease in accrued liabilities is primarily related to the payment of $18.5 million under a separation agreement with the former Chairman and a decrease in accrued advertising of $3.0 million, offset by an increase of approximately $3.0 million of accrued interest expense related to the new borrowings incurred in connection with the merger transaction.

Net cash provided by operating activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.2 million was primarily due to a decrease in accounts receivable of $6.0 million, partially offset by an increase in inventories of $6.1 million. The increase in accrued liabilities of $21.7 million is primarily related to $18.5 million for a payment due under a separation agreement with the former Chairman and approximately $2.8 million for advertising and promotion. The increase in income taxes receivable/payable of $11.6 million is primarily related to the recording of an anticipated income tax refund of approximately $11.4 million attributable to the utilization of a net operating loss carry-back. The recording of deferred tax assets of approximately $13.0 million is primarily attributable to net operating loss carry-forwards.

On October 27, 2005 the Company received a Federal cash tax refund of $11.8 million.

INVESTING ACTIVITIES

Net cash used in investing activities of $381.4 million for the Successor Period February 1, 2005 to September 30, 2005 was primarily due to $377.2 million used for the purchase of outstanding common stock and stock options of Del Laboratories, Inc. in connection with the merger transaction.

Net cash used in investing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.8 million was primarily related to capital spending for tooling, plates & dies, and manufacturing machinery and equipment.

We expect that our total capital expenditures will be approximately $7.0 million in 2005, which will be used primarily for machinery and equipment.

FINANCING ACTIVITIES

Net cash provided by financing activities for the Successor Period February 1, 2005 to September 30, 2005 of $416.8 million was primarily due to proceeds of $200.0 million received from the issuance of the term loan, proceeds of $173.8 million received from the issuance of $175.0 million of 8% Senior Subordinated Notes at 99.34%, proceeds of approximately $138.2 million contributed by affiliates of Kelso, the Continuing Investors and a third party investor and proceeds of $5.0 million from borrowings under the revolving credit agreement. Proceeds of $69.3 million were used to repay existing debt, $29.3 million was used to pay financing, legal, advisory, accounting and certain other fees incurred in connection with the merger transaction, and $1.5 million was used to reduce the outstanding principal under the term loan. The Company anticipates that it may, from time to time, purchase its debt securities through the open market.

Cash paid for interest during the Successor Period was approximately $14.5 million.

Net cash used in financing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of approximately $0.9 million was primarily to reduce a portion of the outstanding balance on the revolving credit agreement.

The Company does not use any off-balance sheet financing arrangements.

REFINANCING

On October 28, 2005, the Company issued $185 million in principal amount of unregistered senior secured floating rate notes (the "Notes") due November 1, 2011 in a private placement. The Notes bear interest, payable quarterly, at a rate per annum equal to Libor plus 5.0 percent. The Notes are secured by a first priority security interest in substantially all tangible and intangible assets other than inventory, accounts receivable, equity interests in the Company's subsidiaries and other specifically excluded assets. The Notes hold a second priority security interest in substantially all inventory, receivables and specified liquid assets. Each domestic subsidiary of the Company is a guarantor under the Notes. The Notes contain covenants that among other limitations restrict the Company's ability to incur certain additional indebtedness, pay dividends, make other restricted payments and investments and transfer or sell assets.

The Company intends to file a registration statement with the Securities and Exchange Commission to register an exchange offer of the Notes for registered notes.

Additionally, on October 28, 2005, the Company entered into a $75.0 million credit agreement, maturing on October 28, 2007 (the "Revolver"), with J.P. Morgan Chase Bank, N.A., as administrative agent. The Revolver is an asset based facility with a first priority security interest in substantially all accounts receivable, inventory and other specified assets and a second priority security interest in substantially all tangible and intangible assets. Borrowings under the Revolver are determined by a formula which provides eligibility of up to 60 percent of the net book value of domestic accounts receivable and a range of 15 percent to 50 percent of domestic inventory. Borrowings under the Revolver bear interest, initially at either Libor plus 1.75 percent or the banks base rate plus .75 percent; such margin increasing every 90 days by .50 percent, with a limit beginning July 28, 2006 of 3.25 percent and 2.25 percent, respectively.

The Revolver is guaranteed by the domestic subsidiaries and DLI Holding Corp, the parent company.

The Company intends to replace the Revolver with a longer term $85 million asset based credit facility by December 31, 2005.

The Company used the net proceeds from the sale of the Notes, together with borrowings under the Revolver, to repay all outstanding borrowings under the prior senior Credit Agreement and to terminate all commitments thereunder.

The Company and subsidiary guarantors, the credit facility collateral agent, and the trustee for the Notes and the note collateral agent entered into an Intercreditor Agreement.

The loans under the Notes and the Revolver bear interest at variable rates based upon the interest rate option elected by the Company. Based on management estimates, the loans under the Notes and the Revolver will bear interest for the balance of calendar 2005 at a weighted average rate per annum of 9.0%. The Subordinated Notes bear interest at a rate of 8.0%. Based on the prevailing interest rates at November 9, 2005, interest expense in 2005 is expected to be approximately $34.5 million, including approximately $8.5 million of non-cash amortization of deferred debt issuance costs. The $8.5 million includes the write off of $6.6 million as a result of the refinancing of the Credit Facility previously discussed.

Principal and interest payments under the senior subordinated notes, the notes and the revolver represent significant liquidity requirements for us. We expect that cash provided from operations and available borrowings under Revolver will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Subordinated Notes and the Notes. We cannot assure you, however, that our business will, in fact, generate sufficient cash flows or that future borrowings will, in fact, be available in an amount sufficient to enable us to service our debt, including the Subordinated Notes and the Notes, or to fund our other liquidity needs.

The Notes and the Revolver include limitations on capital spending, asset sales, foreign subsidiary debt, and liens, among other things. In addition, the Revolver contains a Consolidated Fixed Charge Coverage Ratio (the "Ratio") in the event excess borrowing availability is less than $10 million on any day. The Ratio is a measure of Consolidated EBITDA, as defined, to consolidated fixed charges.

Under the terms of the Revolver, the Ratio test would not apply as of September 30, 2005 as borrowing availability under the Revolver exceeded the $10 million threshold. Borrowings under the Revolver will be a key source of our liquidity, and our ability to borrow thereunder will depend on our compliance with the covenants under the credit agreement, including the Ratio test. Failure to comply with these covenants would result in a violation of the credit agreement which, absent a waiver or an amendment, would permit the lenders to accelerate borrowings thereunder.

Under the terms of the Revolver, Consolidated EBITDA would have been:

                                   Qtr 4       Qtr 1        Qtr 2        Qtr 3         Total
                                    2004        2005         2005         2005          Year
                                    ----        ----         ----         ----          ----
Net earnings (loss)               $     --    $     --     $     --     $  1,932     $  1,932
Income tax provision (benefit)                                            (6,658)      (6,658)
Interest expense, net                                                      7,297        7,297
Depreciation and Amortization                                              5,396        5,396
Purchase accounting                                                        2,504        2,504
Losses related to disposition
  of excess, surplus or
  obsolete inventory                                                       3,627        3,627
Extraordinary, unusual or
   or non-recurring items                                                  3,004        3,004
Other                                                                        (34)         (34)
Scheduled EBITDA per
  credit agreement                  17,602       9,049       12,155           --       38,806
Credit agreement add backs                                                 1,376        1,376
                                  --------    --------     --------     --------     --------
Credit Agreement EBITDA           $ 17,602    $  9,049     $ 12,155     $ 18,444     $ 57,250
                                  ========    ========     ========     ========     ========

"Consolidated EBITDA," "as the term is defined in the Revolver and used for purposes of the Ratio test, is substantially the same as the one under the prior credit agreement. The Revolver further provides that Consolidated EBITDA was deemed to be $17.6 million, $9.0 million and $12.2 million for the fiscal quarters ended December 31, 2004, March 31, 2005 and June 30, 2005, respectively, and that for the fiscal quarter ending September 30, 2005, Consolidated EBITDA would be increased by $1.4 million as an allowance for anticipated cost-savings identified by the Company.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

In order to aggregate all contractual obligations as of September 30, 2005, the Company has included the following table:

                                                            Payments Due By Period
                                                            ----------------------
                                                                    ($000)

                                                   Less        1 - 2       2 - 3       3 - 5      After 5
                                       Total      1 Year       Years       Years       Years       Years
                                     --------    --------    --------    --------    --------    --------
Senior subordinated notes            $175,000    $     --    $     --    $     --    $     --    $175,000
Term loan facility                    198,500       2,000       2,000       2,000       4,000     188,500
Revolving credit agreement              5,000          --          --          --          --       5,000
Mortgage on land and buildings          1,268          56          59          63       1,090          --
Capital leases                            237         126         105           6          --          --
Operating leases                       31,072       3,899       3,567       3,296       6,118      14,192
                                     --------    --------    --------    --------    --------    --------
Total contractual obligations (a)    $411,077    $  6,081    $  5,731    $  5,365    $ 11,208    $382,692
                                     ========    ========    ========    ========    ========    ========

      (a) The Company expects to contribute approximately $4.8 million in fiscal year 2005 to fund its pension plans. These expected pension contributions are not included in the above table.

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

The realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carry-back and carry-forward period permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Without sufficient taxable income to offset the deductible amounts and carry-forwards, the related tax benefits would expire unused. A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. In the event the Company were to determine that it would not be able to realize some portion or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. There was no valuation allowance as of the Successor Period September 30, 2005, the Predecessor Period January 31, 2005, or the Predecessor Period December 31, 2004 as the Company believes it is more likely than not that the deferred tax assets will be realized.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment". Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement, but expresses no preference for a type of valuation model. Statement 123(R) sets accounting requirements for "share-based" compensation to employees, including employee stock purchase plans and carries forward prior guidance on accounting for awards to non-employees. In addition, accounting for employee stock ownership plans will continue to be accounted for in accordance with Statement of Position 93-6 and awards to most non-employee directors will be accounted for as employee awards. Statement 123(R) is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005 and for annual periods beginning after December 15, 2005 for non-public entities, however, early adoption is encouraged. Since the Company has not issued any stock options as of September 30, 2005 and the existing rollover options are fully vested, the adoption of Statement 123(R) would not have an impact on our consolidated financial statements. If stock options are issued in the future there could be an impact on our financial statements.

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

FORWARD - LOOKING STATEMENTS

Management's Discussion and Analysis of the Results of Operations and Financial Condition and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends, certain risks, uncertainties and other factors that could cause actual results to differ materially from any future results implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: delays in introducing new products or failure of consumers to accept new products; actions by competitors, which may result in mergers, technology improvement or new product introductions; the ability to realize cost savings and operational improvements; the dependence on certain national chain drug stores, food stores and mass merchandiser relationships due to the concentration of sales generated by such chains; changes in fashion-oriented color cosmetic trends; the effect on sales of lower retailer inventory targets; the effect on sales of political and/or economic conditions; the Company's estimates of costs and benefits, cash flow from operations and capital expenditures; interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments including the Company's qualitative and quantitative estimates as to market risk sensitive instruments; changes in product mix to products which are less profitable; shipment delays; depletion of inventory and increased production costs resulting from disruptions of operations at any of our manufacturing or distribution facilities; regulatory requirements and government regulatory action; failure to maintain satisfactory compliance with good manufacturing practice, or GMP, requirements; foreign currency fluctuations affecting our results of operations and the value of our foreign assets and liabilities; the relative prices at which we sell our products and our competitors sell their products in the same market; our operating and manufacturing costs outside of the United States; changes in the laws, regulations and policies, including changes in accounting standards, that effect, or will affect, us in the United States and/or abroad; and trends in the general economy. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Without limitation, use of the following words is intended to identify forward-looking statements: "may," "will," "should," "expect," "anticipate," "look forward to," "estimate," "indications," "intend," "plan," "momentum," "believe" or "continue" or the negative thereof or other variations thereon.

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

      INTEREST RATE RISK

Prior to the transactions, we did not enter into derivative type agreements related to interest rate risk. However, our senior credit facility requires us to enter into interest rate protection agreements to provide interest rate protection for a minimum of 50% of our consolidated funded indebtedness for three years. Effective March 21, 2005, we entered into an interest rate swap to provide the required interest rate protection. The swap contract was for a nominal amount of $12.5 million for a three-year term. On October 28, 2005, the swap was terminated and the Company received $1,500 on November 1, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a - 15(e) and 15d - 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

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

The Company is continuing to perform the systems and process evaluation testing of its internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls over financial reporting which will be required for the fiscal year ending December 31, 2007. As a result, the evaluation and testing continues to require significant costs and management time. In the course of its ongoing evaluation and testing, management has identified certain deficiencies and implemented remediation plans or is in the process of planning remediation for the deficiencies.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

      (a)   EXHIBITS

                Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                                  DEL LABORATORIES, INC.
                                                  ----------------------
                                                  (Registrant)


      Date:  November 14, 2005                    /s/ Charles J. Hinkaty
      ------------------------                    ----------------------
                                                  Charles J. Hinkaty
                                                  President and
                                                  Chief Executive Officer


      Date:  November 14, 2005                    /s/ Joseph Sinicropi
      ------------------------                    ----------------------
                                                  Joseph Sinicropi
                                                  Executive Vice President and
                                                  Chief Financial Officer