Form 10-K
period 2005-12-31
DEL LABORATORIES INC
filed 2006-03-29
CIK 27751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2005
                                            -----------------

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______ to ______

                  Commission file number ________

                             DEL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-1953103
             --------                                        ----------
(State or other jurisdiction of                    (I.R.S. Employer I.D. Number)
 incorporation or organization)

726 Reckson Plaza, Uniondale, NY                               11556
--------------------------------                               -----
(address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code: (516) 844-2020
                                                    --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares of Common Stock outstanding as of March 29, 2006 was 1,000 shares.

Part I

Item 1 - Business

OVERVIEW

We are a leading fully integrated manufacturer and marketer of cosmetics and over-the-counter, or OTC, pharmaceuticals and were incorporated in Delaware in 1961. On January 27, 2005, DLI Acquisition Corp., an indirect, wholly-owned subsidiary of DLI Holding Corp. and a direct, wholly-owned subsidiary of DLI Holding II Corp. merged with and into Del Laboratories, Inc., with Del Laboratories, Inc. surviving, which we refer to as the merger.

SALLY HANSEN(R), our flagship cosmetics brand, is the market leader in nail care and bleaches and depilatories. We also market cosmetics products under other brand names, including LA CROSS(R) and N.Y.C. NEW YORK COLOR(R). ORAJEL(R), our flagship OTC pharmaceuticals brand, is the marKet leader in oral analgesics and infant and toddler gum cleansers and toothpastes. We also market specialty OTC pharmaceutical products including DERMAREST(R) and GENTLE NATURALS(R), among others. We have been able to successfully leverage our well-established and well-recognized brands by introducing new and innovative products that appeal to consumers. For the year ended December 31, 2005, we generated approximately 75% of our domestic gross sales from products in categories in which we held a leading market share position.

Our principal cosmetic products are nail treatments, nail enamels, beauty implements, face and lip color cosmetics, bleaches and depilatories, personal care products and other related beauty items. Our principal OTC pharmaceutical products include oral analgesics, infant care products, first aid products and eye and ear medications.

We primarily market our products to major drug store chains, mass merchandisers and food retailers, which together account for a significant portion of the mass cosmetics and OTC pharmaceuticals markets. We are well positioned in these channels and we are frequently appointed by our customers as the category captain in nail care and the category validator in oral analgesics. Internationally, we have experienced strong historical growth from our direct operations in Canada and Puerto Rico and through distributors, licensees and joint venture relationships in over 40 other countries.

COMPETITIVE STRENGTHS

DIVERSIFIED PORTFOLIO OF ESTABLISHED AND WELL-RECOGNIZED BRANDS. Our principal brand names, SALLY HANSEN(R), LA CROSS(R) and N.Y.C. NEW YORK COLOR(R) in our cosmetics business, and ORAJEL(R) in our OTC pharmaceuticals business, are among the most recognized brands in their targeted markets and often define the category through their market leadership and innovative products.

o SALLY HANSEN(R), our largest cosmetics brand, was originally introduced in the 1950's and redefined nail care with the introduction of the first nail strengthener, HARD AS NAILS(R), in 1958.

o LA CROSS(R), a leader in beauty implements was introduced over 100 years ago, and we believe it is widely known by consumers for its high quality.

o N.Y.C. NEW YORK COLOR(R), conceived as a value brand within an industry in which the competition generally serves higher price points, was introduced in 1999 and is the number two value cosmetics brand.

o ORAJEL(R), our largest OTC pharmaceutical brand, was originally introduced over 40 years ago. ORAJEL(R) is the number one oral analgesic in the United States (based on market share) and the number one pharmacist-recommended brand in the teething segment.

We also own several other established OTC pharmaceutical brands, including DERMAREST(R), GENTLE NATURALS(R), STYE(TM), PRONTO(R), AURO-DRI(R), DIABETAID(TM), SKIN SHIELD(R) and BOIL-EASE(R), that compete in niche markets in which we are often the market leader and at times are the only branded product offered in the category.

LEADING MARKET POSITIONS. Our key brands are market leaders in the product categories in which they compete. SALLY HANSEN(R) is a leader in the cosmetics market as demonstrated by its number one market position in the nail care category. Additionally, SALLY HANSEN(R) has the number one market position in the nail enamel and nail treatment segments of the nail care category with a 33.6% and 52.4% market share, respectively for the year ended December 31, 2005. SALLY HANSEN(R) is also the market leader in the bleaches and depilatories category with a 31.6 % market share. LA CROSS(R) is a market leader in the beauty implements category with a 20.9% market share for the year ended December 31, 2005. ORAJEL(R) is the market leader in the oral analgesics market with a 29.5% market share for the year ended December 31, 2005. Additionally, ORAJEL(R) has the number one market position in the toothache pain and teething segments of the oral analgesics category with a 56.2% and 67.4% market share, respectively for the year ended December 31, 2005. ORAJEL(R) is also the market leader in the infant and toddler tooth cleaning category with a 59.9% market share for the year ended December 31, 2005. We are also a market leader in a number of specialty OTC pharmaceutical product categories.

HISTORY OF INNOVATION AND SUCCESSFUL PRODUCT LAUNCHES. We dedicate significant resources and attention to product innovation and consumer research in order to develop differentiated products with new and distinctive features, which we believe provides increased benefits, convenience and value to our customers. Our marketing departments, supported by our in-house research and development teams, drive our product development efforts. Some examples of recently introduced brands or products include N.Y.C. NEW YORK COLOR(R), SALLY HANSEN(R) DIAMOND STRENGTH, NAILGROWTH MIRACLE, STAR OPAL NAIL GLAZE and LIP INFLATION, in our cosmetics business and ORAJEL(R) TODDLER TOOTHPASTE, ORAJEL(R) SWABS, ORAJEL(R) ULTRA MOUTH SORE MEDICINE and ORAJEL(R) TOOTH DESENSITIZER in our OTC pharmaceuticals business. We believe our product development capabilities allow us to identify and respond to consumer trends enabling us to better serve our consumers. In addition, our company and our products have received a number of awards from well-known publications such as WOMEN'S WEAR DAILY, ALLURE, GLAMOUR, COSMOPOLITAN, AND COSMETICS EXECUTIVE WOMEN (CEW) ORGANIZATIONS.

STRONG AND ESTABLISHED CUSTOMER RELATIONSHIPS. We have developed strong relationships and a high degree of customer satisfaction by creating a culture focused on customer responsiveness. Members of senior management allocate a significant portion of their time to nurturing these customer relationships and take an active role in the selling process. We believe that our long-term customer relationships with our key customers are a result of our ability to provide a quality product offering that is regularly updated with new introductions, to deliver our products on-time and in the specification and quantity ordered and to provide consistent marketing support and value-added services, including category management services and customized promotional programs. In addition, we believe our products are highly productive to our customers. We are frequently appointed by our customers as the category captain in nail care and the category validator in oral analgesics.

EXPERIENCED MANAGEMENT TEAM. Led by Charles Hinkaty, President and Chief Executive Officer, we have an experienced senior management team averaging nine years with Del and approximately 23 years of industry experience. Other key members of the management team include Harvey Alstodt, President of Del Cosmetics, Joseph Sinicropi, Executive Vice President and Chief Financial Officer, Cary Newman, Executive Vice President, Global Operations, and Shawn Smith, Vice President, General Counsel and Secretary. Our management team has a history of successfully implementing revenue building and cost savings programs, both at Del and other well-established consumer products and pharmaceutical companies.

BUSINESS STRATEGIES

Our objective is to expand our position as a leading manufacturer and marketer of cosmetics and OTC pharmaceuticals. To achieve this objective, we plan to continue implementing the following strategies:

CONTINUE TO GROW CORE BRANDS AND EXPAND INTO NEW CATEGORIES AND DISTRIBUTION CHANNELS. Our well-recognized cosmetics and OTC pharmaceutical brands, significant market shares and proven ability to develop and launch innovative new products create a strong foundation for growth. We intend to utilize this foundation to continue to grow our core brands and expand into new categories and channels.

CONTINUE TO STRENGTHEN OUR RELATIONSHIP WITH RETAILERS. We will continue to identify market trends and fill unmet consumer needs, allowing us to strengthen our relationships with retailers. In addition, we will continue to provide our retail customers with products that are innovative and provide increased features, benefits, convenience and value.

EXPAND OUR INTERNATIONAL PRESENCE. We plan to increase our international presence by taking advantage of the significant opportunity that exists for our products in Western Europe, Asia and South America. Our international sales and distribution strategy is to establish additional direct operations in foreign countries, expand our presence in existing markets and increase the number of markets in which we operate through distributors, licensees and joint ventures.

REALIZE COST SAVINGS AND OPERATIONAL IMPROVEMENTS. We continue to focus on lowering our costs and improving the overall efficiency of our operations. In mid-2005, we engaged Synergetics Installations Worldwide, Inc., or Synergetics, a leading management consulting firm specializing in providing supply chain management advice to manufacturing companies, to assist us in realizing previously identified cost savings as well as identifying and implementing additional cost saving opportunities. We expect to continue to realize cost savings over the course of 2006 from initiatives we have implemented and expect to implement in the near term.

OUR PRODUCTS

We currently market and sell a diversified portfolio of branded cosmetic and OTC pharmaceutical segments. See note 16 to our consolidated financial statements for additional information related to cosmetic and OTC pharmaceutical segments. Our principal cosmetic products are nail treatments, nail enamels, beauty implements, face and lip color cosmetics, bleaches and depilatories, personal care products and other related beauty items. Our principal OTC pharmaceutical products include oral analgesics, infant care products, first aid products and eye and ear medications.

COSMETICS

SALLY HANSEN(R). We currently offer the largest portfolio of nail care products in the United States mass market. Since the introduction of our HARD AS NAILS(R) nail treatment product in 1958, SALLY HANSEN(R) has been an industry leader in nail care, by providing efficacious treatments that provide quality and value. Over the past 43 years, we have built upon our core nail care franchise and leveraged the SALLY HANSEN(R) brand into other product categories including lip, hand, foot and leg treatments and bleaches and depilatories. The SALLY HANSEN(R) brand is built on the foundation of providing consumers with problem-solving beauty products that combine treatment and cosmetic benefits.

NAIL TREATMENT. The SALLY HANSEN(R) collection of nail treatment products leads the United States mass market in market share and breadth of products. SALLY HANSEN(R) competes in all of the sub-segments of nail treatment with specialty products to address the problems women face to strengthen, grow and maintain their nails. The first SALLY HANSEN(R) nail treatment, HARD AS NAILS(R), was introduced in 1958 to prevent nail breakage. From this one product, the SALLY Hansen(R) brand has evolved into the dominant brand in the nail treatment segment.

NAIL ENAMEL. SALLY HANSEN(R) manufactures and markets a variety of nail enamel products that provide gorgeous color with a treatment benefit. HARD AS NAILS(R) STRENGTHENING COLOR, introduced in 1966, was our first product that combined nail enamel with a nail hardener. Since that launch, we have extended this technology to include a variety of products that address various nail care needs. DIAMOND STRENGTH NAIL COLOR was launched in 2005 and is the most successful new nail color line in the last 3 years.

BLEACHES AND DEPILATORIES. SALLY HANSEN(R) entered the bleaches and depilatories category in 1981. Since that time the brand has expanded into a wide variety of products to address unwanted facial and body hair for women of all ages, lifestyles and ethnicities. The product line includes bleaches which chemically lighten hair, waxes which manually remove hair and depilatories which chemically remove hair. While many of our products launched over ten years ago remain leaders in their respective categories, we have continually brought new products and methods of application to the marketplace. In 2005, we launched a collection of Extra Strength Brazilian Hair Removers that entrenched our #1 position for the year.

OTHER. We have leveraged the SALLY HANSEN(R) brand into complementary product categories which include color cosmetics, lip, hand, foot and leg treatments and nail polish removers. SALLY HANSEN (R) Lip Products is the first lip plumping product introduced to the mass market. Continuing the momentum in 2006, Sally HANSEN(R) will roll out anti-aging hand care and complete foot care for women to the mass market.

LA CROSS(R). The LA CROSS(R) brand name was introduced in the early 1900s. We acquired the brand in 1978 and began co-branding the line "A Quality Sally Hansen Product" in the late 1980s. Today, LA CROSS(R) offers the most complete line of precision-crafted eye, nail, foot and grooming implements in the United States mass retailing marketplace, at moderate prices. The LA CROSS(R) line includes over 90 beauty tools, from tweezers and eye lash curlers to nail files and manicure scissors.

N.Y.C. NEW YORK COLOR(R). We launched N.Y.C. NEW YORK COLOR(R) in 1999 to target value conscious women, ages 16 and older of all lifestyles and ethnicities. We offer high quality packages and fashionable shades of premium quality products featuring advanced formulas at price points from $0.99 to $4.99. N.Y.C. NEW YORK COLOR(R) covers each of the four color cosmetic categories of eye, lip, face and nail. Many of our items are similar in both formula and package to more expensive department store items.

OTC PHARMACEUTICALS

ORAJEL(R). The ORAJEL(R) family of products is the United States mass market leader in both oral pain relief products for adults and oral pain and oral hygiene products for infants and toddlers. ORAJEL(R) is a well-known brand name, which has been trusted by consumers to treat oral pain for over 40 years. ORAJEL(R) has built its market leadership position through the identification and development of products for each type of oral pain or pediatric oral hygiene need. Through an ongoing process of market research and product development, ORAJEL(R) has become the market leader in toothache pain relief products for adults and teething pain relief and fluoride free oral hygiene products for infants and toddlers. The brand also has meaningful market positions in treatments for mouth sores and denture pain.

TOOTHACHE PAIN. ORAJEL(R) toothache products provide immediate relief from toothache pain as a temporary expedient until consumers are able to reach a dentist. ORAJEL(R) is the number one brand by market share for toothache pain relief with a variety of forms and strengths as of December 31, 2005.

TEETHING. BABY ORAJEL(R) teething products provide immediate relief of teething pain. BABY ORAJEL(R) is the market leader in teething pain relief and is the number one teething remedy recommended by pharmacists. BABY ORAJEL(R) offers a variety of products to meet the needs of parents with teething babies.

MOUTH SORE. ORAJEL(R) provides a full range of products to meet the needs of mouth sore sufferers. Mouth sores are the largest segment of the oral pain relief category and sufferers have different product needs for sores inside versus outside the mouth.

INFANT AND TODDLER TOOTH CLEANSING. ORAJEL(R) is the leader in the infant and toddler tooth cleansing category, having created the category with the introduction of BABY ORAJEL(R) TOOTH & GUM CLEANSER in 1991 to address the specific needs of babies. Although children from four to forty-eight months need their teeth and gums cleansed regularly, swallowing excessive fluoride can result in a condition known as fluorosis, or white spots on permanent teeth. Since young children lack the motor skills required to spit out the toothpaste after brushing, they should not use a fluoride toothpaste. ORAJEL(R)'S infant and toddler tooth cleansing products utilize a fluoride-free patented ingredient, MICRODENT(R), to clean the teeth and gums and remove the plaque-like film that can form from sugars in food and milk. MICRODENT(R) is ideal for young children because it cleans teeth and is safe to swallow. We have adapted this technology to satisfy the needs of both infants and toddlers.

BABY ORAJEL(R) TOOTH & GUM CLEANSER is formulated for use by children from four to eighteen months old and comes with an easy to use finger cot or infant toothbrush to help parents clean delicate teeth and gums. BABY ORAJEL(R) TOOTH & GUM CLEANSER comes in two flavors, Mixed Fruit and Apple-Banana, which we believe are desirable alternatives to mint-flavored products offered by our competitors.

ORAJEL(R) TODDLER TRAINING TOOTHPASTE, introduced in 2001, addresses the needs of toddlers eighteen to forty-eight months old. Children in this age group continue to need the fluoride free benefits of MICRODENT(R), while requiring the additional breath freshening this product provides. ORAJEL(R) TODDLER TRAINING TOOTHPASTE comes in three flavors, Fruit Splash, Bubble Burst and Berry Blast, which we believe are desirable alternatives to mint-flavored products offered by our competitors. Berry Blast, which was launched in August 2003, also contains added breath freshener and calcium. Our ORAJEL(R) toddler products license LITTLE BEAR(R), a popular character among children two to five years of age, for use in the United States, Puerto Rico and Canada on our packages and in our advertising, as we have found that a parent's purchase decision can be impacted by their toddler's attraction to this well-known cartoon character.

DERMAREST(R). DERMAREST(R) is a leading line of OTC pharmaceutical products for the treatment of psoriasis and eczema and is positioned by us as the skin treatment specialist. We believe DERMAREST(R) PSORIASIS, introduced in 2000, is the most complete line of scalp and skin OTC pharmaceutical products to meet the needs of approximately seven million psoriasis sufferers. DERMAREST(R) PSORIASIS products utilize salicylic acid, an ingredient which relieves itching and irritation, prevents the recurrence of symptoms and helps remove scales so healthy skin can grow. DERMAREST(R) PSORIASIS products are all coal-tar free so there is no staining or odor and contain a combination of natural extracts and oils that help moisturize psoriatic skin. DERMAREST(R) PSORIASIS comes in various forms such as shampoos, treatments, mousses and moisturizers. DERMAREST(R) ECZEMA is a leading line of OTC pharmaceutical products to meet the needs of approximately 15 million eczema sufferers. DERMAREST(R) ECZEMA MEDICATED LOTION contains hydrocortisone to provide fast itch relief, plus a rich moisturizing formula for dry sensitive skin. DERMAREST(R) ECZEMA LONG LASTING MOISTURIZER is a gel that moisturizes dry skin for hours. The film coating formula provides continuouS moisturizing, while protecting the skin by keeping irritants out.

GENTLE NATURALS(R). GENTLE NATURALS(R), introduced in 2002 in response to the growing trend toward natural healthcare among parents of young children, is a line of naturally based infant care products targeting specific, underserved infant needs. THE GENTLE NATURALS(R) product line addresses a variety of infant care needs, including infant eczema, cradle cap, stomach discomfort, skin irritation, colds, earaches and bug repellency. All of the GENTLE NATURALS(R) skin care products contain a combinatION of aloe, calendula, jojoba oil and Vitamins A, D and E to speed healing, reduce irritation and moisturize infant skin.

OTHER OTC PHARMACEUTICALS. We market a variety of other OTC pharmaceutical products in targeted categories with strong market share positions, including PRONTO(R)PLUS, AURO-DRI(R), Stye(TM), BOIL-EASE(R), SKIN SHIELD(R) and DIABETAID(TM). PRONTO(R)PLUS is a line of lice treatment products including shampoos, conditioners and household sprays. These products which are available in various forms (mousse, warm oil treatment, hair and scalp masque) include vitamins and are combined with fun fragrances making the treatment process easier and more child friendly. AURO-DRI(R) is the number one product for relieving water clogged ears, a condition that can lead to swimmer's ear if not taken care of promptly. STYE(TM) is the leading medicated eye ointment that is positioned to relieve the symptoms of eye irritations, like styes and other eye irritations. BOIL-EASE(R) is the only branded pain relieving ointment to provide temporary relief from boil pain. SKIN SHIELD(R) is a liquid bandage that is uniquely positioned as the only product of this type to contain both a pain reliever and an antiseptic. DIABETAID(TM) is a line of products, including hand and body lotion, anti-itch cream, mouth rinse and an antifungal footbath, developed to address the most common secondary symptoms caused by diabetes, including pain and tingling in the extremities, dry, itchy skin, gingivitis and athlete's foot.

MARKETING, SALES AND DISTRIBUTION

ADVERTISING AND PROMOTION

We seek to build brand awareness and product usage in both our cosmetics and OTC pharmaceuticals businesses through extensive and cost-effective advertising strategies that emphasize the strengths of our products. Our goal is to increase market share for our brands through focused marketing of our existing products and product line extensions. We advertise our products primarily on television, in magazines and on the radio. We strive to achieve cost efficiencies in our advertising by being opportunistic in our purchase of media and controlling production costs. Advertising media is selected based upon its ability to efficiently and effectively reach the core target audience for each product and is scheduled in line with each brand's volume potential and seasonality, if applicable.

Additionally, we have various co-operative programs with retailers to further enhance consumer awareness of our products and brands. We work directly with retailers to design the planograms for our brands, as well as to develop in-store displays, special events and promotional activities and campaigns for our products. These programs, which include co-operative advertising, temporary price reductions and in-store displays, are designed to obtain or enhance distribution at the retail level and to provide incentives to consumers at the point-of-purchase. For example, a comprehensive secondary display program is designed to provide multiple locations for our key cosmetics and OTC pharmaceutical products at retail outlets. We also utilize consumer promotions such as direct mail programs targeted at specific audiences, like parents, as well as on-package offers to encourage trial and usage at the point-of-purchase.

Our expenditures on advertising, including co-operative advertising programs, were approximately $34.1 million or 9.1% of net sales in the 2005 Successor Period, $2.6 million or 14.2% of net sales in the 2005 Predecessor Period, $36.9 million or 9.3% of net sales in 2004, and $37.7 million or 9.8% of net sales in 2003. In-store displays and promotional activities are also utilized to attract consumer attention and to inform them of the products available under the Company's various brands.

CUSTOMERS

Our senior management team and two dedicated sales organizations, one for each of our cosmetics and OTC pharmaceuticals businesses, maintain long-standing relationships with our top 25 customers which represent over 79.1% of our gross sales for the year ended December 31, 2005. We distribute our products domestically through a well-established, diversified sales platform that includes mass merchandisers, food retailers, drug chains and wholesalers that collectively account for a significant portion of the cosmetics and OTC pharmaceuticals markets. We believe we are well positioned in these channels and we are frequently appointed by our customers as the category captain in nail care and the category validator in oral analgesics. A category captain recommends the placement and stocking of all products within a category and a category validator coordinates with a category captain to recommend the placement and stocking of products within a segment of a particular category. Internationally, we have a growing presence and strong sales from our direct operations in Canada and Puerto Rico and through distributor, licensee and joint venture relationships in over 40 other countries. For the year ended December 31, 2005, our eight largest customers represented approximately 66.7% of our gross sales, which allows us to target our selling efforts to our key customers and tailor specific programs to meet their needs. Other than Wal-Mart, Walgreens, CVS, Target and Rite Aid, which accounted for approximately 25.8%, 12.1%, 8.2%, 7.9% and 4.8%, respectively, of our gross sales for the year ended December 31, 2005, no single customer accounted for more than 4% of our total gross sales for the year ended December 31, 2005.

As is customary in the cosmetic and OTC pharmaceutical industries, we do not enter into long-term or exclusive contracts with our customers. Sales to our customers are generally made pursuant to purchase orders. We believe that our long-term customer relationships with our key customers are a result of our ability to provide a quality product offering that is regularly updated with new introductions, to deliver our products on-time and in the specification and quantity ordered and to provide consistent marketing support and value-added services, including category management services and customized promotional programs. See "Risk Factors--Risks Related to the Company--We depend on a limited number of customers for a large portion of our sales and the loss of one or more of these customers could reduce our sales."

SALES AND DISTRIBUTION

Our domestic sales efforts are organized into two separate in-house national sales organizations responsible for selling our cosmetics and OTC pharmaceutical product lines. As of December 31, 2005, we employed approximately 100 people in our domestic cosmetics sales organization and 40 people in our domestic OTC pharmaceutical sales organization, which includes sales people, customer marketing and category management personnel. In certain circumstances, we employ brokers where a full-time sales employee is not economically justified or where such brokers can help provide retail merchandising support. Both our cosmetics and OTC pharmaceutical sales organizations are supported by a sales support department that performs significant customer, consumer and market analysis which helps both our sales people and our customers understand sales patterns and create appropriate promotions and merchandising aids for our products. Our sales organization works in conjunction with our marketing and product development organizations to identify trends and help to develop new products and brand extensions.

Our customers expect quick response times on standard merchandise orders and we do not have a material order backlog. Most of our products, regardless of where they are manufactured, are shipped from our state-of-the-art distribution facility in Rocky Point, North Carolina. Consistent with the packaged goods industry, we accept authorized returns of unmerchantable, defective or discontinued products. We sell to customers primarily in the food, drug and mass merchandiser channels. Seasonality has not had a significant effect on either our cosmetic or OTC pharmaceutical segments, in each case taken as a whole. See "Risk Factors--Risks Related to the Company--Adverse occurrences at our Rocky Point facility could negatively impact our business."

Our international business represented approximately 16% of our net sales in 2005, with cosmetics volume constituting approximately 90% of total international net sales. Canada accounted for approximately 60% of our total international net sales in 2005. We operate in Canada through an operating subsidiary that employs its own marketing and sales organizations. We have distributor, licensee and joint venture relationships in over 40 other countries. These relationships accounted for 33.7% of our total international net sales in 2005. Branch operations in Puerto Rico account for the balance of our international net sales. Our international sales and distribution strategy is to continue to support in-market sales within the countries presently served and expand the number of countries in which distribution is taking place.

The Company's products are sold in over forty foreign countries through a limited number of subsidiaries and through contracts with local distributors and licensees. Export net sales (which exclude sales in Canada, Puerto Rico, United Kingdom and Mexico) have historically not exceeded 5% of the Company's total net sales in any year. Export net sales represented approximately 5%, 4%, 4% and 2% of the Company's total net sales in the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003.

COMPETITION

Competition in both the cosmetics and OTC pharmaceuticals markets is intense. In addition, the cosmetics industry is subject to rapidly changing consumer preferences and industry trends. Many of our principal competitors have substantially greater financial and marketing resources than we do. Frequent new product introductions and attendant advertising characterize both industry segments in which we operate. We compete on the basis of brand name recognition, quality of product, assortment and continuity of merchandise selection, price, reliable order fulfillment and delivery, level of in-store merchandising support and advertising. Our main competitors in the cosmetics market include Revlon, Inc., Procter & Gamble Co. (COVER GIRL and MAX FACTOR) and L'Oreal USA (MAYBELLINE and L'OREAL). Our main competitors in the OTC pharmaceuticals market include Wyeth Corp., Pfizer Inc., Procter & Gamble Co., Glaxo SmithKline plc, Colgate Palmolive Co., Chattem, Inc., Bayer Corp. and Johnson and Johnson, Inc.

Part of our strategy to offset the level of competition is to develop certain products and brands that focus on niche or sub-segments of larger markets. By focusing on these areas we believe we are able to limit the degree of competition we face, as many of these smaller markets do not draw the attention of the large multi-national consumer product companies, or they choose not to dedicate resources to these smaller, albeit potentially profitable brands.

NEW PRODUCT DEVELOPMENT

We cultivate an environment and corporate culture that we believe fosters innovation and creativity as one of our core competencies. We dedicate significant resources and attention to developing new products and brands, as well as extensions of our existing products. Our intent is to continually deliver increased features, benefits, convenience and value to our customers. We have been regularly recognized for our efforts in product innovation and development and have received numerous awards for our achievements. In 2003, we won Women's Wear Daily's "Most Innovative Marketer of the Year" award in the mass market category recognizing our continuous flow of innovation in our cosmetics brands. In 2004, we won Allure Magazine's Best of Beauty "Breakthrough Product of the Year" award and Women's Wear Daily's "Breakthrough Product of the Year" award for SALLY HANSEN(R) AIRBRUSH LEGS, an aerosol makeup for legs that simulates the look and feel of pantyhose. Additionally, in 2004 ORAJEL(R) DRY MOUTH won the Diana Award from the Healthcare Distribution and Manufacturing Association for the best new OTC pharmaceutical product of the year. Successful, innovative product launches and awards continued in 2005. SALLY HANSEN DIAMOND STRENGTH NAIL COLOR has been the biggest nail color launch in the category, and won the Allure Reader's Choice Big Breakthrough of the Year and a Cosmopolitan Magazine Beauty Award. NAILGROWTH MIRACLE SALON TREATMENT won the Allure Editor's Choice Hall of Fame Award for best basecoat and HARD AS NAILS won the CosmoGirl Reader's Kiss for Best Nail Polish.

Our marketing organization works in conjunction with our in-house research and development teams as well as outside product development firms to identify trends, consumer needs and unfulfilled markets. Once identified, these individuals work with our creative services, manufacturing and package development teams to develop, test and manufacture products that meet high quality standards and fulfill these needs. Our research and development teams are located in our Plainview, New York facility.

We have introduced a number of product line extensions, new products and new brands in the past few years. For example, in 2002, we launched ORAJEL(R) SWABS and the GENTLE NATURALS(R) product line. ORAJEL(R) SWABS is a patented unit dose delivery system combining medication and applicator in one. It is currently available for adult toothache and mouth sore applications, as well as for teething. The GENTLE NATURALS(R) product line addresses a variety of infant care needs, including infant eczema, cradle cap, stomach discomfort, skin irritation, colds, earaches and bug repellency. In 2004, we launched SALLY HANSEN(R) AIRBRUSH LEGS, an aerosol makeup made for legs that simulates pantyhose and helps make legs look gorgeous and feel soft and smooth. In 2005, SALLY HANSEN extended into the self-tanning category with AIRBRUSH SUN, winning Nails Magazine's Reader's Choice Award. SALLY HANSEN also addressed an unmet consumer need with the launch of JUST FEET, the first full line of foot care at mass designed for the specific needs of women. Comprised of pedicure nail colors, treatments and unique implements, JUST FEET has been successful at a major retailer and will roll out national distribution in 2006.

In February 2005 we launched ORAJEL(R) TOOTH DESENSITIZER. ORAJEL(R) TOOTH DESENSITIZER is an OTC treatment for sensitive teeth, which was previously only available through a dentist. It works in one day and lasts up to a month. DERMAREST ROSACEA is an innovative new product targeted to the 14 million adults who suffer from rosacea, a skin condition that results in excessive redness and irritation, especially around the face and neck. DERMAREST ROSACEA ADVANCED REDNESS TREATMENT is specially formulated to significantly reduce the appearance of visibly red skin. The product has been dermatologist tested and demonstrated to reduce the appearance of redness by almost 65%.

MANUFACTURING AND QUALITY CONTROL

In 2001, we began the process of consolidating and modernizing our domestic manufacturing and distribution operations. Our plan focused on centralizing manufacturing and distribution around our Rocky Point, North Carolina, and Little Falls, New York, facilities and closing our manufacturing facility in Farmingdale, New York.

In the context of our consolidation efforts, the Rocky Point facility, originally acquired in 1997, has been recently expanded to 430,000 square feet. It is now a fully integrated, manufacturing, packaging and distribution complex for both our cosmetic and OTC pharmaceutical products and produces approximately 46% of our production volume for the year ended December 31, 2005. As a result of our consolidation efforts and the expansion of the Rocky Point facility, we expect to eliminate redundant non-value added activities, reduce interplant transportation, reduce outside warehousing costs and simplify intra-plant workflow, which is expected to reduce materials handling costs, as well as the corresponding clerical support functions. Relocating a significant part of our operations to Rocky Point, North Carolina is also expected to result in reduced labor, employee benefit, freight and utilities costs and lower state and local taxes.

The Little Falls facility, a 163,000 square foot manufacturing and warehouse complex, produced approximately 33% of our production volume for the year ended December 31, 2005. This facility has compounding, powder compounding, powder pressing, filling, assembly and warehouse capabilities. On January 13, 2006, we announced that we plan to cease the manufacturing activities at our facility in Little Falls as part of our ongoing efforts to increase productivity and reduce costs. We intend to move the majority of the manufacturing operations performed at the Little Falls facility to our Rocky Point, North Carolina manufacturing facility, and to outsource the remainder. In addition, we plan to close several of our short-term leased warehouse facilities in upstate New York, and convert the Little Falls facility to a warehouse to store a portion of our inventory. It is anticipated that these actions will be completed on or around December 31, 2006. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Closing of the Manufacturing Operations at the Little Falls Facility."

A smaller, sister plant in nearby Canajoharie, New York, supplies Rocky Point with many components, including bottles, jars, caps, blister packs and displays. By manufacturing many of the components for our product lines, the Canajoharie facility lowers our cost-of-goods sold.

Third party contract manufacturers represent approximately 21% of our production volume for the year ended December 31, 2005. A portion of our products are packaged by the third-party manufacturer for resale by us to our customers and the remainder are produced by third-party manufacturers and packaged by us. In recent years, we have increased our use of third party manufacturing because it has produced cost savings and profit improvement opportunities. Going forward, we plan to evaluate and undertake further cost savings opportunities related to third party manufacturing. The balance of our production volume for the year ended December 31, 2005 was manufactured at a facility in Barrie, Ontario, Canada. This facility primarily serves the Canadian market and provides backup for selected products for both the domestic and United Kingdom markets, as necessary. See "Risk Factors--Risks Related to the Company--Certain of our products are manufactured by a limited number of third party suppliers, which limits our control of the manufacturing process and may cause variations in quality or delays in our ability to fill orders."

The recent expansion of our Rocky Point facility has doubled the square footage of laboratory space for testing and quality control and has enabled us to improve our quality assurance, quality control and regulatory processes. Our Rocky Point facility is equipped with state-of-the-art incoming, analytical and microbiology laboratories. To supplement our in-house quality control efforts, we retain from time to time a third party GMP auditing company to audit regulatory compliance.

We expended approximately $7.7 million, $0.6 million, $9.0 million and $7.8 million in the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003, respectively, on clinical and regulatory affairs, quality control and research activities relating to the development of new products, all of which are conducted internally by us.

RAW MATERIALS

We purchase the raw materials, components and semi-finished goods used in our manufacturing processes from various third-party manufacturers, paperboard suppliers and packaging component distributors. We have not experienced any difficulty obtaining raw materials and believe that such materials are readily available. We believe that our current sources of supply, together with potential alternative sources, will be adequate to meet future production demands. We continually evaluate opportunities to improve efficiencies and reduce costs by either out-sourcing or in-sourcing the production of certain components and raw materials.

PATENTS AND TRADEMARKS

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. Some of our more important trademarks and service marks that appear in this Form 10-K include SALLY HANSEN(R), HARD AS NAILS(R), N.Y.C. NEW YORK COLOR(R), LA CROSS(R), ORAJEL(R), BABY ORAJEL(R), DERMAREST(R) and GENTLE NATURALS(R), which are registered in the United States and may be registered in other jurisdictions.

We consider our trademarks to be material assets, and the registration and protection of our trademarks in the aggregate to be important to our business, in that the success of certain of our products is due at least in part to the goodwill associated with our primary brand names. We have registered or applied to register many of these trademarks, both in the United States and in foreign countries. We have also been issued several United States patents, expiring at various times through 2020 and have licensed certain intellectual property from third parties. Many of the products we refer to as patented in this Form 10-K utilize patented technology that we license from third parties and do not own. While we believe our patents and patent licenses to be important, we do not consider our business as a whole to be dependent on such patent licenses or patent protection. We are involved in various intellectual property claims and legal actions arising in the ordinary course of business. While the effect of the final resolutions of these matters is not known, management is of the opinion that they will not have a material adverse effect on our consolidated financial position.

GOVERNMENT REGULATIONS

The formulation, manufacturing, packaging, labeling, registration, distribution, advertising, importation, sale and storage of our OTC drug and cosmetic products are subject to regulation by various federal agencies, including the FDA and the FTC.

All of our OTC pharmaceutical products are regulated pursuant to the FDA's OTC Drug Review. The monographs, both tentative and final, set out the active ingredients and labeling indications and claims that are permitted for certain broad categories of OTC pharmaceutical products such as oral analgesics. Where the FDA has promulgated a final monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and is not misbranded. A tentative final monograph indicates that the FDA has not yet made a final determination about products in a category to establish safety and effectiveness for a product and its uses. However, unless there is a serious safety or effectiveness issue, the FDA will exercise enforcement discretion and permit companies to sell existing products until the final monograph is promulgated. Products that comply with either final or tentative final monograph standards do not require pre-market approval from the FDA. Clinical efforts are presently in progress to validate whether all labeling and advertising claims will be covered by monographs once the final rulings are published. OTC drugs marketed pursuant to either a final monograph or a proposed monograph are subject to the FDA's current Good Manufacturing Practice (cGMP) requirements. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

Under the Food, Drug, and Cosmetic Act (the "FDCA"), cosmetics are defined as articles "intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body for cleansing, beautifying, promoting attractiveness, or altering the appearance." Cosmetic products cannot be intended to affect any structure or function of the body or to have a therapeutic effect. The FDCA requires that cosmetics and their individual ingredients be safe and that labeling be truthful and not misleading. The FDA can take immediate action to stop the sale of any cosmetic product that does not meet these standards.

Cosmetic products and ingredients are not subject to FDA pre-market approval. However, cosmetic ingredients are reviewed by the Cosmetic Ingredient Review (the "CIR"), an independent, non-profit scientific body that holds open public meetings and publishes its findings in a peer reviewed journal. In addition, under the authority of the Fair Packaging and Labeling Act (the "FPLA"), the FDA requires an ingredient declaration on cosmetic packages or at point of sale to enable consumers to make informed purchasing decisions. Cosmetics that fail to comply with the FPLA are considered misbranded.

The FDA is authorized to conduct inspections of cosmetic firms to assure compliance with applicable laws and regulations, to determine whether cosmetics are safe and properly labeled, and to identify possible health risks and other violations of the law. Failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

ENVIRONMENTAL

We are subject to a broad range of frequently changing federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the handling and disposal of, and exposure to, hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that our business, operations and facilities are in material compliance with all applicable environmental, health and safety laws and regulations, though future expenditures may continue to be necessary in order to maintain such compliance. However, some of our current and former facilities are currently involved in environmental investigations and remediations resulting from past releases of hazardous substances or the presence of other constituents. While we do not believe that any investigation or remediation obligations that we have identified will have a material adverse effect on our operating results or financial condition, we cannot assure you that no such obligations will arise in the future.

EMPLOYEES

As of December 31, 2005, we had approximately 1,700 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee and labor relations to be satisfactory.

Item 1A - Risks Related to the Company

OUR SUBSTANTIAL LEVERAGE MAY IMPAIR OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER THE NOTES.

We have a substantial amount of debt. As of December 31, 2005, our total debt was $382.4 million; we had $22.0 million of senior debt outstanding under the ABL credit facility, $63.0 million of unutilized commitments under the ABL credit facility and $48.2 million of availability thereunder.

Our substantial debt could have important consequences, including:

      o making it more difficult for us to satisfy our obligations with respect to the notes;

      o increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

      o limiting our ability to realize expected cost savings and operational improvements;

      o limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, and other general corporate requirements;

      o requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions, and general corporate requirements;

      o exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates;

      o limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate; and

      o placing us at a competitive disadvantage compared with our competitors that have less debt.

DESPITE CURRENT INDEBTEDNESS LEVELS, WE AND OUR SUBSIDIARIES MAY STILL BE ABLE TO INCUR SUBSTANTIALLY MORE DEBT. THIS COULD FURTHER EXACERBATE THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE.

Subject to specified limitations, the indenture governing the notes, the credit agreement governing the ABL credit facility and the indenture governing our senior subordinated notes permit us and our subsidiaries to incur substantial additional debt. If new debt is added to our and our subsidiaries' current debt levels, the risks described above could intensify.

COVENANT RESTRICTIONS UNDER OUR INDEBTEDNESS MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS.

The indenture governing our senior subordinated notes, the credit agreement that governs the ABL credit facility and the indenture governing the notes do, and our future debt agreements may, contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. The ABL credit facility and the indentures restrict, among other things, our ability and the ability of our restricted subsidiaries to:

      o     borrow money;

      o     incur liens;

      o     pay dividends or make other distributions;

      o     make other restricted payments and investments;

      o     issue preferred stock;

      o     enter into transactions with affiliates;

      o     merge or consolidate; and

      o     transfer or sell assets.

In addition, the ABL credit facility requires us to satisfy a minimum fixed charge coverage ratio test if excess availability falls below specified levels. Events beyond our control, including changes in general economic and business conditions, may affect our ability to comply with the covenants in our debt instruments. A breach of any of these covenants would result in a default under the ABL credit facility and the indentures. If an event of default under the ABL credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the debt under the ABL credit facility and indentures is accelerated, we cannot assure you that we would have sufficient assets to pay amounts due under the ABL credit facility, the notes or other debt then outstanding. As a result, you may receive less than the full amount you would be otherwise entitled to receive on the notes.

WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE SUFFICIENT CASH DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

Our ability to make payments on and refinance our debt and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative, and regulatory factors and other factors that are beyond our control. For example, our need to stock substantial inventory could increase our working capital needs. We cannot assure you that our business will continue to generate cash flow from operations at current levels or that our cash needs will not increase. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other needs, we may have to refinance all or a portion of our existing debt or obtain additional financing or reduce expenditures that we deem necessary to our business. We cannot assure that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations under the notes.

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGIES OR REALIZE ALL OF OUR EXPECTED COST SAVINGS.

We may not be able to fully implement the business strategies described under "Business--Business Strategies" or realize, in whole or in part within the time frames anticipated, our expected cost savings and efficiency improvements. Our business strategies include realizing approximately $10.0 million of annualized cost savings from operational efficiency improvements by implementing a number of sales and operational process initiatives designed to improve our sales forecasting, demand planning and production scheduling; the efficiency level of our manufacturing facilities; and the process of identifying, evaluating and selling promotional products. Our business strategies, including the efficiency improvements we are in the process of implementing, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. We expect to incur certain costs to achieve our expected cost savings and efficiency improvements. These costs may turn out to be substantially higher than we currently estimate, and we may not fully achieve our expected cost savings and efficiency improvements. Our business strategy may also change from time to time. As a result, we may not be able to achieve our expected results of operations.

THE HIGH LEVEL OF COMPETITION IN OUR INDUSTRY COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

The business of selling branded consumer products in both the cosmetics and OTC pharmaceuticals markets is highly competitive. These markets include numerous manufacturers, distributors, marketers and retailers that actively compete for consumers' business both in the United States and abroad. Some of these competitors are larger, have substantially greater resources than we do and are less leveraged. Therefore, they may be able to grow more quickly through strategic acquisitions, to spend more aggressively on advertising and marketing and to respond more flexibly to changing business and economic conditions than us.

We compete on the basis of numerous factors, including brand recognition, product quality, performance, price and product availability at retail stores. Advertising, promotion, merchandising, packaging, the availability of wall display space, the timing of new product introductions and line extensions also have a significant impact on customer's buying decisions and, as a result, on our sales. The structure and quality of our sales force, as well as consumer consumption of our products, affects in-store position, wall display space and inventory levels in retail outlets. Our markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. In addition, our products are at the risk of becoming obsolete due to new product introductions, medical advances or new technologies. An increase in the amount of competition that we face could have a material adverse effect on our operating results.

In addition, competitors may attempt to gain market share by offering products at prices at or below those typically offered by us. Competitive pricing may require price reductions by us, may decrease our profitability, and may result in lost sales. There can be no assurance that future price or product changes by our competitors will not have a material adverse effect on us or that we will be able to react with price or product changes of our own to maintain our current market position.

CERTAIN OF OUR PRODUCTS ARE MANUFACTURED BY A LIMITED NUMBER OF THIRD PARTY SUPPLIERS, WHICH LIMITS OUR CONTROL OF THE MANUFACTURING PROCESS AND MAY CAUSE VARIATIONS IN QUALITY OR DELAYS IN OUR ABILITY TO FILL ORDERS.

Certain of the products we sell are manufactured for us under contract by a limited number of suppliers located in Canada and China. Third party contract manufacturers represented approximately 21% of our production volume for the year ended December 31, 2005. We depend on these suppliers to deliver products that are free from defects, that comply with our specifications, that meet our delivery requirements and that are competitive in cost. If our suppliers deliver products that are not free from defects or that otherwise do not meet our specifications, our product failure and return rates may increase and the reliability and reputation of our products may suffer. In addition, if our suppliers do not meet our delivery requirements or cease doing business with us for any reason (including, for example, because of a supplier's financial failure or bankruptcy), we might miss our customers' delivery requirements, which could in turn cause our customers to cancel orders, refuse to accept deliveries, demand reduced prices or reduce future orders. Even if acceptable alternative suppliers are found, the process of locating and securing such alternatives is likely to disrupt our business and there can be no assurance that we will be able to secure alternative suppliers on acceptable terms, which could adversely affect our results of operations and financial condition. Extended unavailability of necessary components or finished goods could cause us to cease marketing one or more of our products for a period of time. See "--Our success depends on our quality control and on our ability to deliver products in a timely manner."

ADVERSE OCCURRENCES AT OUR ROCKY POINT FACILITY COULD NEGATIVELY IMPACT OUR BUSINESS.

We operate a facility in Rocky Point, North Carolina, which serves as our main manufacturing and distribution facility. In comparison to our total distribution network, the distribution needs of the customers we serve are heavily dependent on products manufactured at and/or delivered through our Rocky Point facility. If operational complications arise with our Rocky Point facility or if our Rocky Point facility is severely damaged or destroyed, our other manufacturing and distribution facilities may not be able to support the resulting additional distribution and manufacturing demands. Our customers expect quick response time on product orders and any such complications could adversely affect our ability to deliver products to our customers on a timely basis or that are free from defects. If we miss our customers' delivery requirements or if our products fail to meet their specifications, our relationships with our customers could suffer and we could lose market share. See "--Our success depends on our quality control and on our ability to deliver products in a timely manner" and "--In the event of a catastrophic loss of any one or more key manufacturing and distribution facilities, our business would be materially adversely affected."

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS COULD REDUCE OUR SALES.

We depend on our core customer relationships for a large portion of our sales, including our relationships with Wal-Mart, Walgreens, CVS, Target and Rite Aid. For the year ended December 31, 2005, Wal-Mart accounted for approximately 25.8%, Walgreens accounted for approximately 12.1%, CVS accounted for approximately 8.2%, Target accounted for approximately 7.9% and Rite Aid accounted for approximately 4.8% of our gross sales. None of our other customers individually accounted for more than 4.0% of our gross sales for the year ended December 31, 2005. The loss of one or more of our top customers that, individually or in the aggregate, may account for a significant portion of our sales, any significant decrease in sales to those customers, or any significant decrease in our retail display space in any one or more of those customers' stores, could reduce our sales and therefore could have a material adverse effect on our business, financial condition and results of operations.

In addition, our business is based upon purchase orders. Accordingly, our customers could cease buying our products from us at any time and for any reason. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. If any significant customer or any significant number of our customers elect not to purchase products from us, our business, prospects, financial condition and results of operations could be materially adversely affected.

WE MAY BE MATERIALLY ADVERSELY AFFECTED BY FLUCTUATIONS IN BUYING DECISIONS OF MASS MERCHANDISERS, THE TREND TOWARD RETAIL TRADE CONSOLIDATION, AND CHANGING POLICIES AND DEMANDS OF OUR RETAIL TRADE CUSTOMERS.

We sell our products to mass merchandisers in the United States. Consequently, our sales are affected by fluctuations in the buying patterns of these customers. These fluctuations may result from economic conditions or other factors. In addition, with the growing trend towards retail consolidation, we are increasingly dependent upon a few leading retailers, such as Wal-Mart, Walgreens, CVS, Target and Rite Aid, whose bargaining strength continues to grow due to their size. Such retailers have demanded, and may continue to demand, increased service and order accommodations as well as incremental promotional investments. As a result, we may face increased expenses to meet these demands, which would reduce our margins. We also may be negatively affected by changes in the policies and demands of our retail trade customers relating to service levels, inventory destocking, limitations on access to wall display space, radio frequency identification tagging of products and other conditions.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ANTICIPATE AND RESPOND IN A TIMELY MANNER TO CHANGING CONSUMER DEMANDS.

Our success depends on our products' appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales may decline. In addition, our growth depends upon our ability to develop new products through new brands, product line extensions and product improvements, which involve numerous risks. We may not be able to accurately identify consumer preferences or translate our knowledge into consumer-accepted products or successfully integrate those products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our margins. Furthermore, product development may divert management's attention from other business concerns, which could cause sales of our existing products to suffer. We cannot assure you that we will be able to successfully develop new products in the future or that newly developed products will contribute favorably to our operating results.

CONSUMERS MAY REDUCE DISCRETIONARY PURCHASES OF OUR PRODUCTS AS A RESULT OF A GENERAL ECONOMIC DOWNTURN.

We believe that consumer spending on cosmetics products is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during economic downturns, or in the event of terrorism affecting consumer purchasing patterns. In addition, a general economic downturn may result in reduced traffic in our customers' stores which may, in turn, result in reduced sales to our customers. Any resulting material reduction in our sales could have a material adverse effect on our business, prospects, results of operations and financial condition.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OUR ABILITY TO COMPETE COULD BE NEGATIVELY IMPACTED.

We attempt to protect our intellectual property rights through a combination of patent, trademark and copyright laws, as well as licensing agreements. However, our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations or financial condition. In addition, we cannot assure you that our intellectual property rights will receive the same degree of protection in foreign countries as they would in the United States.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names. We own the material trademarks and trade name rights used in connection with the packaging, marketing and sale of our products. Therefore, trademark and trade name protection is critical to our business. Although we have registered or applied to register many of our trademarks in the United States and in certain foreign countries, we cannot assure you that all of our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

We own a small number of patents that relate to certain of our products. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure you that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.

A substantial portion of the intellectual property used in our products, particularly patented technology, is licensed from third parties. We cannot assure you that these third parties can successfully maintain their patents and other intellectual property rights. In addition, the sale of these products relies on our ability to maintain and extend our licensing agreements with third parties, and we cannot assure you that we will be successful in maintaining these licensing agreements. Any significant impairment of the intellectual property covered by these licenses, or in our rights to use intellectual property, may cause our sales to decline.

Other parties may infringe on our intellectual property rights. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect our rights through litigation or otherwise. We cannot assure you that we will have the resources to enforce our intellectual property rights, or that we will be successful in doing so.

We face the risk of claims that we have infringed third parties' intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause us to cease making, licensing or using products that incorporate the challenged intellectual property; require us to redesign, reengineer or rebrand our products or packaging, if feasible; divert management's attention and resources; or require us, if possible, to enter into royalty or licensing agreements in order to obtain the right to use a third party's intellectual property.

REGULATORY MATTERS GOVERNING OUR INDUSTRY COULD HAVE A SIGNIFICANT NEGATIVE EFFECT ON OUR BUSINESS.

In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions.

The formulation, manufacturing, packaging, labeling, registration, advertising, distribution, importation, sale and storage of our OTC drug and cosmetic products are subject to extensive regulation by various federal agencies, including the Food and Drug Administration, or the FDA, the Federal Trade Commission, or the FTC, the Consumer Product Safety Commission, the Environmental Protection Agency, or the EPA, and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by us or our manufacturers to comply with those laws and regulations could lead to enforcement action and the imposition of significant penalties or claims, resulting in significant loss of sales, and could materially adversely affect our business. In addition, the adoption of new laws or regulations or changes in the interpretations of existing laws or regulations may result in significant compliance costs or discontinuation of product sales and may materially adversely affect the marketing of our products, resulting in significant loss of sales.

All of our OTC drug products are regulated pursuant to the FDA's OTC drug monograph system. The monographs, both tentative and final, set out the active ingredients and labeling indications that are permitted for certain broad categories of OTC drug products such as oral analgesics. Where the FDA has finalized a particular monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and not misbranded. A tentative final monograph indicates that the FDA has not yet made a final determination about products in a category to establish safety and effectiveness for a product and its uses. However unless there is a serious safety or effectiveness issue, the FDA will typically exercise enforcement discretion and permit companies to continue to sell products until the final monograph is promulgated. Products that comply with either final or tentative final monograph standards do not require pre-market approval from the FDA.

Certain of our ORAJEL(R) products are currently marketed under an FDA tentative final monograph. We face the risk that the FDA may finalize a monograph and exclude a labeling claim or a product formulation in a manner that would negatively affect one or more of such ORAJEL(R) products. If we desire to continue to sell a product that is outside the scope of a monograph, we would relabel or reformulate the product, if possible to comply with the final monograph or submit a new drug application, or NDA, to have our existing formulation approved by the FDA. The submission of an NDA could require the preparation and submission of clinical tests, which may be time-consuming and expensive. We may not receive FDA approval of any application in a timely manner or at all. If we were not able to conform our product to the conditions described in a final monograph or submit an NDA and obtain approval in a timely manner, we would be required to discontinue selling the affected product. Changes in monographs could also require us to revise our labeling or formulation, modify our production process or provide additional scientific data each of which would involve additional costs, which may be prohibitive.

If we fail to comply with federal, state or foreign laws and regulations, we could be required to:

      o     suspend manufacturing operations;

      o     change product formulations;

      o     suspend the sale of products with non-complying specifications;

      o     initiate product recalls; and/or

      o change product labeling, packaging or advertising or take other corrective action.

Any of these actions could materially adversely affect our financial results.

In addition, our failure to comply with FDA, FTC, EPA or state laws and regulations, or with laws and regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise materially adversely affect the distribution and sale of our products.

Furthermore, we also are subject to a variety of other laws and regulations in various foreign markets. Our failure to comply, or assertions that we fail to comply, with these laws and regulations could have a material adverse effect on our business in a particular market or in general. To the extent we decide to commence or expand operations in additional countries, laws and regulations in those countries, or the cost of complying with such laws and regulations, may prevent or delay entry into or expansion of operations in those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into the markets. However, government laws and regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products.

OUR SUCCESS DEPENDS ON OUR QUALITY CONTROL AND ON OUR ABILITY TO DELIVER PRODUCTS IN A TIMELY MANNER.

Our success depends upon our quality control and on our ability to deliver products in a timely manner. If our products are not delivered according to customers' delivery requirements or are found to be defective or not to specification, our relationship with consumers could suffer, our brands could become diluted and we could lose our market share, experience increased return rates or become subject to liability claims, any of which could have an adverse effect on our business and results of operations.

PRODUCT LIABILITY CLAIMS COULD HURT OUR BUSINESS.

We may be required to pay for losses or injuries purportedly caused by our products. We have been, and may in the future be, subject to various product liability claims. Claims could be based on allegations that, among other things, our products contain contaminants, including inadequate instructions or inadequate warnings concerning side effects or interactions with other substances. In addition, product liability claims may result in negative publicity that may materially adversely affect our sales. Also, if one of our products is found to be defective we may be required to recall it, which may result in substantial expense and adverse publicity and materially adversely affect our sales. For example, in June 2005, we initiated a voluntary recall of all lots of the ORAJEL TODDLER YELLOW MANUAL TOOTHBRUSH following receipt of reports of these toothbrushes breaking during use. Although we maintain product liability insurance coverage, potential product liability claims may exceed the amount of our insurance coverage or potential product liability claims may be excluded under the terms of our policy, which could hurt our financial condition. In addition, we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future.

IN THE EVENT OF A CATASTROPHIC LOSS OF ANY ONE OR MORE KEY MANUFACTURING AND DISTRIBUTION FACILITIES, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

We face the risk of a catastrophic loss of the use of all or a portion of any of our manufacturing and distribution centers due to accident, terrorist attack, labor issues, weather conditions, other natural disasters or otherwise. Such a catastrophic loss could have a material adverse effect on our business, including our results of operations and financial condition. Although we maintain insurance covering our manufacturing facilities, including business interruption insurance, we cannot assure you that our insurance coverage will be adequate to cover all of our losses in the event of a catastrophic loss of any of these facilities. In addition, such insurance, including business interruption insurance, could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms or at all.

OUR BUSINESS MAY BE SUBJECT TO SIGNIFICANT ENVIRONMENTAL INVESTIGATION, REMEDIATION AND COMPLIANCE COSTS.

We are subject to a broad range of frequently changing federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the handling and disposal of, and exposure to, hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that our business, operations and facilities are in material compliance with all applicable environmental, health and safety laws and regulations, though future expenditures may continue to be necessary in order to maintain such compliance. However, some of our current and former facilities are currently involved in environmental investigations and remediations resulting from past releases of hazardous substances or the presence of other constituents. While we do not believe that any investigation or remediation obligations that we have identified will have a material adverse effect on our operating results or financial condition, we cannot assure you that no such obligations will arise in the future. For a discussion of existing environmental issues relating to us, see "Business--Environmental."

WE ARE SUBJECT TO THE RISK ASSOCIATED WITH DOING BUSINESS OUTSIDE OF THE UNITED STATES.

For the year ended December 31, 2005, approximately 13.8% of our gross sales were attributable to our business outside of the United States, which is conducted through certain of our subsidiaries and distributors, licensees and joint venture relationships. Accordingly, we may encounter risks of doing business outside of the United States including:

      o unexpected changes in, or impositions of, laws or regulatory requirements;

      o fluctuations in foreign exchange rates, which could cause fluctuations in the price of our products in foreign markets or cause fluctuations in the cost of certain raw materials purchased by us;

      o delays resulting from difficulty in obtaining export licenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection and potentially adverse tax treatment;

      o     potential trade restrictions and exchange controls;

      o     differences in protection of our intellectual property rights; and

      o the burden of complying with a variety of foreign laws and regulations.

In addition, we will be increasingly subject to general geopolitical risks in foreign countries where we operate, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers' inventory levels and consumer purchasing, and which could cause our results to fluctuate and our sales to decline. It has not been our practice to engage in foreign exchange hedging transactions to manage the risk of fluctuations in foreign exchange rates because of the limited nature of our past international operations. The potential translation and transaction loss resulting from a hypothetical 10% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.7 million at December 31, 2005.

WE DEPEND ON OUR KEY PERSONNEL AND THE LOSS OF THE SERVICES PROVIDED BY ANY OF OUR EXECUTIVE OFFICERS OR OTHER KEY EMPLOYEES COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

Our success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. Generally, these employees may voluntarily terminate their employment with us at any time. In such event, we may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. Accordingly, there can be no assurance that our business would not be materially adversely affected if one or more of these key individuals left. We do not maintain any key-man or similar insurance policies covering any of our senior management or key personnel.

RISKS RELATING TO OUR RELATIONSHIP WITH KELSO

WE ARE CONTROLLED BY AFFILIATES OF KELSO

Certain private equity funds affiliated with Kelso own a substantial majority of our equity. The Kelso affiliates can elect all of our directors, appoint new management and approve any action requiring the vote of our outstanding common stock, including amendments of our certificate of incorporation, mergers or sales of substantially all of our assets. The directors elected by the Kelso affiliates can make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt.

Item 1B - Unresolved Staff Comments

Not applicable.

Item 2 - Properties

The Company's corporate and administrative offices are located in approximately 88,000 square feet of leased space in Uniondale, New York.

The Company's research and development facility is located in approximately 21,000 square feet of leased space in Plainview, New York.

The Company's principal manufacturing facility and distribution center for both the cosmetic and pharmaceutical segments are located in two Company-owned buildings containing approximately 430,000 square feet, in Rocky Point, North Carolina. Both buildings are of insulated metal building construction.

The Company owns certain property that was used for manufacturing facilities for its cosmetic segment in Newark, New Jersey. The Newark buildings are brick faced concrete block and contain approximately 90,000 square feet of floor space. The Company closed down production at the facility in the first quarter of 2002. On March 13, 2006, the Company signed an agreement to sell (subject to the completion of due diligence) land and an approximate 31,000 square foot building for $500,000.

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

The Company owns property located in the City of Little Falls, New York, consisting of a building with approximately 63,000 square feet of floor space. The facility is used for production, warehousing and distribution. The Company owns a second building located in close proximity to the Little Falls facility described above. This 100,000 square foot facility is a one-story steel and masonry industrial plant built in 1974 and is used for production and warehousing. On January 13, 2006, the Company announced that it plans to cease the manufacturing activities at its facility in Little Falls, New York. The Company intends to transfer a majority of the manufacturing operations performed at the Little Falls facility to its Rocky Point, North Carolina manufacturing facility, and to outsource the remainder. In addition, the Company plans to close several of its short-term leased warehouse facilities in upstate New York and convert the Little Falls facility to a warehouse to store a portion of the Company's inventory. It is anticipated that these actions will be completed on or around December 31, 2006.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5 - Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company's common stock. As of December 31, 2005 there was one holder of record of the Company's 1,000 shares of common stock, $0.01 par value.

The Company has not issued a dividend on its common stock. The Company is currently restricted from paying dividends under the terms of certain of the Company's borrowing agreements.

On March 1, 2006, we granted options to purchase 124,200 shares of our common stock to employees pursuant to the DLI Holding Corp. Stock Incentive Plan. All of these options were granted at an exercise price per share of $35.00. Approximately 33% of the options vest in equal annual installments on each of the first three anniversaries of the grant date. The remaining options will generally become exercisable only if Kelso is able to see its indirect equity investment in DLI at a price equal to at least two times its initial investment and achieve at least a 14% internal rate return, subject to certain exceptions. The options will expire ten years from the grant date.

The securities issued in the transactions described above were deemed exempt from registration under the Securities Act in reliance upon Regulation D,
Section 4(2) or Rule 701 of the Securities Act as transactions by an issuer not involving a public offering, or transactions pursuant to compensatory benefit plans and contracts relating to compensation. The employees received the securities described above in exchange for the performance of services by them for the Company.

Item 6 - Selected Consolidated Financial Data

The selected consolidated financial data as of and for the fiscal years ended December 31, 2001, 2002, 2003 and 2004 and for the periods January 1 to January 31, 2005 and February 1, 2005 to December 31, 2005 have been derived from the audited consolidated financial statements of Del Laboratories, Inc. and its subsidiaries. The audited consolidated financial statements as of December 31, 2004 and 2005 and for the years ended December 31, 2003 and 2004 and the periods January 1, 2005 to January 31, 2005 (the "Predecessor Period") and February 1, 2005 to December 31, 2005 (the "Successor Period") are included elsewhere in this Form 10-K.

The merger was completed on January 27, 2005. Since the actual results for the period January 28, 2005 to January 31, 2005 were not material to the Successor Period for the quarter or to the projected annual results, we have utilized January 31, 2005 as the acquisition date. As a result of the merger, our capital structure and our basis of accounting differ from those prior to the merger. Our financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the merger under the purchase method of accounting. Therefore, our financial data for the period before the merger (which we refer to as the Predecessor Period) generally will not be comparable to our financial data for the period after the merger (which we refer to as the Successor Period). As a result of the merger, our consolidated statement of operations for the Successor Period includes interest expense and amortization expense related to debt issuance costs related to acquisition indebtedness and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of our inventories, intangible assets, and fixed assets on the date of the merger became their new "cost" basis. Accordingly, the cost of inventories, the amortization of intangible assets with determinable lives and the depreciation of fixed assets in the Successor Period are based upon their newly established cost basis. Additionally, the fair value of our pension assets and liabilities were adjusted as a result of purchase accounting; therefore, pension expense for the Successor Period is based upon the newly established fair values. Other effects of purchase accounting in the Successor Period are not considered significant.

The data shown below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes and other financial information included elsewhere in this Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      Predecessor                                Successor
                                           ------------------------------------------------------------------    ----------
                                                                                                    JAN. 1,       FEB. 1,
                                                      YEAR ENDED DECEMBER 31,                        2005 -        2005 -
                                           ----------------------------------------------------     JAN. 31,      DEC. 31,
                                              2001          2002          2003          2004          2005          2005
                                           ----------    ----------    ----------    ----------    ----------    ----------
Statement of Operations Data:
Net sales                                  $  304,626    $  350,668    $  385,953    $  396,675    $   18,206    $  375,399
Cost of goods sold (1)                        146,648       171,346       185,772       198,425         9,718       211,014
                                           ----------    ----------    ----------    ----------    ----------    ----------
Gross profit                                  157,978       179,322       200,181       198,250         8,488       164,385
Selling and administrative expenses           134,345       145,983       161,644       166,732        11,475       157,142
Severance expenses                                226            45         2,033            20            --         3,250
Merger expenses                                    --            --            --         1,415        18,974         4,711
                                           ----------    ----------    ----------    ----------    ----------    ----------

Income (loss) from operations                  23,407        33,294        36,504        30,083       (21,961)         (718)
Other income (expense), net
  Interest expense, net                        (7,139)       (4,663)       (4,185)       (3,584)         (264)      (27,661)
  Loss on early extinguishment of debt             --            --            --            --            --        (6,449)
  Gain (loss) on sale of property                  --         2,428            --          (146)           --           555
  Other, net                                     (106)         (144)          579           331          (232)          531
                                           ----------    ----------    ----------    ----------    ----------    ----------
Other expense, net                             (7,245)       (2,379)       (3,606)       (3,399)         (496)      (33,024)
                                           ----------    ----------    ----------    ----------    ----------    ----------

Earnings (loss) before income taxes            16,162        30,915        32,898        26,684       (22,457)      (32,742)
Income tax expense (benefit)                    6,365        11,412        12,524        11,075       (24,434)      (13,000)
                                           ----------    ----------    ----------    ----------    ----------    ----------
Net income (loss)                          $    9,797    $   19,503    $   20,374    $   15,609    $    1,977    $  (20,742)
                                           ==========    ==========    ==========    ==========    ==========    ==========

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents                  $    2,688    $      501    $    2,113    $    3,873                  $    2,602
Working capital (2)                            73,930        89,131       109,159       130,857                     140,458
Property, plant and equipment, net             35,238        37,434        49,274        46,769                      49,493
Total assets                                  190,201       210,982       263,212       285,460                     706,255
Total debt (including current portion of
  long-term debt) (3)                          66,328        58,984        72,133        71,734                     382,426
Shareholders' equity                           64,883        82,898       105,571       121,948                     124,851

OTHER FINANCIAL DATA:
Depreciation and amortization                  11,866        11,052        14,534        17,472         1,512        20,217
Capital expenditures                            5,552         9,078        18,200         9,525           797         6,327
Cash interest expense                           7,742         4,467         3,970         3,674           140        17,376

STATEMENT OF CASH DATA:
Net cash provided by (used in):
  Operating activities                     $   26,151    $   13,798    $    8,740    $    7,209    $      190    $  (28,446)
  Investing activities                         (5,539)       (6,138)      (18,025)       (4,714)         (797)     (382,985)
  Financing activities                        (20,825)       (9,833)       11,091          (812)         (868)      411,744

(1) Included in cost of sales for the period February 1, 2005 to December 31, 2005 is $8,083 related to the inventory step-up recorded under purchase accounting.
(2) Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt and short-term debt). Working capital is as follows:

                                                          PREDECESSOR                  SUCCESSOR
                                            -----------------------------------------  ---------
                                                           YEAR ENDED DECEMBER 31,
                                              2001       2002       2003       2004       2005
                                            --------   --------   --------   --------   --------
CURRENT ASSETS:
Accounts receivable, net                    $ 51,197   $ 51,080   $ 75,130   $ 78,977   $ 72,311
Inventories                                   62,678     79,913     92,518    111,235    122,297
Income taxes receivable                           --      1,319         --        177        362
Deferred income taxes                          6,300      7,934      8,042      7,224     11,153
Prepaid expenses and other current assets      2,302      2,981      2,671      3,508      4,947
                                            --------   --------   --------   --------   --------
Total current assets                        $122,477   $143,227   $178,361   $201,121   $211,070
                                            --------   --------   --------   --------   --------

CURRENT LIABILITIES:
Accounts payable                            $ 21,101   $ 32,397   $ 43,872   $ 50,530   $ 35,138
Accrued liabilities                           23,309     21,699     25,023     19,734     35,474
Income taxes payable                           4,137         --        307         --         --
                                            --------   --------   --------   --------   --------
Total current liabilities                   $ 48,547   $ 54,096   $ 69,202   $ 70,264   $ 70,612
                                            --------   --------   --------   --------   --------
Working Capital                             $ 73,930   $ 89,131   $109,159   $130,857   $140,458
                                            ========   ========   ========   ========   ========

(3)   Total debt is calculated as follows:

                                                          PREDECESSOR                  SUCCESSOR
                                            -----------------------------------------  ---------
                                                           YEAR ENDED DECEMBER 31,
                                              2001       2002       2003       2004       2005
                                            --------   --------   --------   --------   --------
Current portion of long-term debt           $  4,339   $  8,396   $  8,760   $    501   $    185
Senior secured notes                              --         --         --         --    185,000
8% senior subordinated notes, net of
   unamortized discount                           --         --         --         --    173,966
Long-term debt                                61,989     50,588     63,373     71,233     23,275
                                            --------   --------   --------   --------   --------
Total debt                                  $ 66,328   $ 58,984   $ 72,133   $ 71,734   $382,426
                                            ========   ========   ========   ========   ========

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a fully integrated manufacturing and marketing company operating in two major segments of the packaged consumer products business: cosmetics and OTC pharmaceuticals. Each of our marketing divisions is responsible for branded lines fitting into one of these two general categories and develops its own plans and goals consistent with its operating environment and our corporate objectives.

We own a portfolio of highly recognized branded products, which are easy to use, competitively priced and trusted by consumers and retailers. As reported by ACNielsen or IRI, many of our brands have leading market positions in their product categories. In our cosmetics segment, the SALLY HANSEN(R) brand is the number one brand in the mass market nail care category with market leadership positions in nail enamel, nail treatment, and bleaches and depilatories. The LA Cross(R) brand is a leader in nail and beauty implements, providing a line of high quality beauty implements including nail clippers, files, scissors, tweezers and eyelash curlers. N.Y.C. NEW YORK COLOR(R), which management believes to be one of the most successful new cosmetics brands in the mass market, was launched in 1999. This highly recognizable brand of value cosmetics offers a complete collection of high quality products at opening price points. In our OTC pharmaceutical segment, ORAJEL(R) is the number one oral analgesic in the United States (based on market share), and the number one pharmacist recommended brand in the teething segment. The ORAJEL(R) family of products has been developed with formulations specifically targeted at distinct oral pain and infant care indications. Our DERMAREST(R) brand is the most complete line of non-prescription products for relief of psoriasis and eczema and is the market share leader in the psoriasis/eczema treatment category.

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

RECENT DEVELOPMENTS

MANAGEMENT CHANGES

On August 15, 2005, we announced the appointment of Charles J. Hinkaty, our former Chief Operating Officer, to the position of President and Chief Executive Officer, replacing William McMenemy, our former President and Chief Executive Officer. Mr. McMenemy continues to serve as a director. On August 5, 2005, we announced the appointment of Joseph Sinicropi to the position of Executive Vice President and Chief Financial Officer, replacing Enzo J. Vialardi, our former Executive Vice President and Chief Financial Officer. In addition, on June 9, 2005, Shawn Smith was hired as our Vice President, General Counsel and Secretary, and on July 5, 2005, Cary Newman was hired as our new Executive Vice President of Global Operations.

WORKFORCE REDUCTION

As part of our efforts to streamline our organization and reduce costs, we completed a workforce reduction program in September 2005. This program entailed an assessment of our workforce requirements across all of our major departments and resulted in the elimination of 55 positions at various levels. For the twelve months ended December 31, 2005, salaries and benefits paid to these terminated employees were approximately $6.7 million, and we expect to realize similar cost savings going forward. In connection with the workforce reduction program, we recorded a one-time severance charge of approximately $2.0 million (approximately $1.5 million due to the terms of the severance agreement with our former President and Chief Executive Officer) in September 2005.

OPERATIONAL INITIATIVES

In addition to our focus on realizing cost savings, we are committed to improving the efficiency of our operations. In mid-2005, we engaged Synergetics Installations Worldwide, Inc., or Synergetics, a leading management consulting firm specializing in providing supply chain management advice to manufacturing companies. Synergetics has completed an assessment of our operations, and we have jointly developed a plan to implement a number of sales and operational process improvements that we believe will reduce inefficiencies and improve customer service as well as assist us in realizing previously identified cost savings. Specifically, we are in the process of implementing sales and operational process initiatives designed to improve:

o our sales forecasting, demand planning and production scheduling, which we expect will allow us to improve manufacturing productivity and reduce manufacturing costs;

o the efficiency level of our manufacturing facilities, which we expect will reduce manufacturing costs while lowering overall inventory requirements; and

o the process of identifying, evaluating and selling promotional products, which we expect will allow us to improve margins on promotional products, reduce promotional returns and lower promotional inventory requirements.

We currently anticipate implementing these and other initiatives by the end of 2006. Upon completion of these initiatives, we anticipate annualized cost savings of approximately $10.0 million. We estimate that we will incur one-time consulting fees and implementation costs associated with these anticipated cost savings of up to $3.0 million.

CLOSING OF THE MANUFACTURING OPERATIONS AT THE LITTLE FALLS FACILITY

On January 13, 2006, the Company announced that it plans to cease the manufacturing activities at its facility in Little Falls, New York. The Company intends to transfer a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and to outsource the remainder. In addition, the Company plans to close several of its short-term leased warehouse facilities in upstate, New York and convert the Little Falls facility to a warehouse to store a portion of the Company's inventory. Pursuant to the Company's formal severance policy, a charge of $1.2 million for severance costs and related benefits for approximately 332 employees was recorded in December 2005. Additional severance benefits earned by employees being terminated will be recognized as a charge in the financial statements as such severance benefits are earned. The Company estimates that an additional $0.7 million will be incurred during fiscal 2006 for additional severance costs and related benefits. Cash payouts of $0.9 million are expected to occur during fiscal 2006.

THE MERGER TRANSACTIONS

In January 2005, the following transactions were consummated in connection with the merger:

o DLI Acquisition Corp., an indirect, wholly-owned subsidiary of DLI Holding Corp. and a direct, wholly-owned subsidiary of DLI Holding II Corp., merged with and into Del Laboratories, Inc., with Del Laboratories, Inc. surviving, which we refer to as the merger. In connection with the merger, affiliates of Kelso, a third-party investor and others contributed $138.2 million in cash in exchange for interests in DLI Holding LLC, which in turn holds all of the outstanding shares of common stock of DLI Holding Corp. In addition, William McMenemy, Charles J. Hinkaty and Harvey Alstodt, who we refer to as the continuing investors, exchanged stock options of Del Laboratories, Inc. with an aggregate spread value of $4.5 million into stock options of DLI Holding Corp. with an equivalent spread value.

o DLI Acquisition Corp. issued the senior subordinated notes due 2012, or the senior subordinated notes, and entered into the prior senior credit facilities, comprised of a $50.0 million revolving credit facility, or the prior revolver, and a $200.0 million term loan facility, or the prior term loan facility (together the "Senior Debt"). Concurrently therewith, in connection with the merger, the rights and obligations of DLI Acquisition Corp. under the senior subordinated notes, the indenture, the prior senior credit facilities and related agreements were assumed by Del Laboratories, Inc.

o The net proceeds from the purchase of interests in DLI Holding LLC by affiliates of Kelso, a third-party investor and the continuing investors, the offering of the senior subordinated notes and the borrowings under the prior senior credit facilities were used, among other things, to fund the cash consideration payable in connection with the merger to the old stockholders and option holders of Del Laboratories, Inc. and repay certain of our indebtedness existing immediately prior to the merger, including payment of accrued interest and related prepayment premiums thereunder.

We refer to the merger and the related transactions described above as the merger.

ACCOUNTING FOR THE MERGER

Pursuant to the merger, all of our outstanding common stock was acquired for $35 a share. The aggregate purchase price paid for all of our outstanding common stock including options exchanged and transaction costs was approximately $416.7 million, comprised of $377.2 million for the acquisition of the outstanding shares and options exercised, $6.9 million representing the fair value of the options exchanged, $18.5 million in severance payments, $1.0 million of prepayment penalties and $13.1 million of transaction related costs. The merger has been accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS"), 141 "Business Combinations."

The merger was completed on January 27, 2005. Since the actual results between the period January 28, 2005 to January 31, 2005 were not material to the Successor Period for the quarter or to the projected annual results, we have utilized January 31, 2005 as the acquisition date. As a result of the merger, our capital structure and our basis of accounting differ from those prior to the merger. Our financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the merger under the purchase method of accounting. Therefore, our financial data for the period before the merger (which we refer to as the Predecessor Period) generally will not be comparable to our financial data for the period after the merger (which we refer to as the Successor Period). As a result of the merger, our consolidated statement of operations for the Successor Period includes interest expense and amortization expense related to debt issuance costs related to acquisition indebtedness and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of our inventories, intangible assets, and fixed assets on the date of the merger became their new "cost" basis. Accordingly, the cost of inventories, the amortization of intangible assets with determinable lives and the depreciation of fixed assets in the Successor Period are based upon their newly established cost basis. Additionally, the fair value of our pension assets and liabilities were adjusted as a result of purchase accounting; therefore, pension expense for the Successor Period is based upon the newly established fair values. Other effects of purchase accounting in the Successor Period are not considered significant.

REFINANCING TRANSACTIONS

On October 28, 2005, the Company refinanced its Senior Debt with the issuance of $185.0 million of senior secured floating rate notes (the "Notes") and $27.5 million of borrowings under a new two-year $75.0 million revolving credit facility, or the interim revolver.

On December 29, 2005 the Company entered into a five-year $85.0 million asset-based revolving credit facility, or the ABL credit facility. Upon the closing of the ABL credit facility, all borrowings under the interim revolver were repaid and the interim revolver was terminated.

SUMMARY HISTORICAL PERCENTAGES

The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2003 and 2004, the Predecessor Period January 1, 2005 to January 31, 2005 and the Successor Period February 1, 2005 to December 31, 2005:

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                                                      JAN. 1, 2005     FEB. 1, 2005
                                                         2003            2004        JAN. 31, 2005    DEC. 31, 2005
                                                     ------------    ------------    -------------    -------------
                                                                                      PREDECESSOR       SUCCESSOR
                                                                                         PERIOD           PERIOD
STATEMENT OF OPERATIONS DATA:

Net sales ..........................................        100.0%          100.0%           100.0%           100.0%

Cost of goods sold .................................         48.1            50.0             53.4             56.2

Selling and administrative expenses ................         41.9            42.0             63.0             41.9

Severance expenses .................................          0.5             0.0              0.0              0.9

Merger expenses ....................................          0.0             0.4            104.2              1.2
                                                     ------------    ------------     ------------     ------------
      Operating income (loss) ......................          9.5             7.6           (120.6)            (0.2)

Other income (expense):

      Gain (loss) on sale of property and land .....          0.0             0.0              0.0              0.2

      Loss on early extinguishment of debt .........          0.0             0.0              0.0             (1.7)

      Interest expense, net ........................         (1.0)           (0.9)            (1.4)            (7.4)

      Other income (expense), net ..................          0.0             0.0             (1.3)             0.1
                                                     ------------    ------------     ------------     ------------
Earnings (loss) before income taxes ................          8.5%            6.7%          (123.3)%           (9.0)%
                                                     ============    ============     ============     ============

RESULTS OF OPERATIONS

As discussed above in "Accounting for the Merger", our financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the purchase method of accounting. Our financial data for the Predecessor Period generally will not be comparable to our financial data for the Successor Period.

TWELVE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2004

The following table sets forth the results of operations for the Successor Period February 1, 2005 to December 31, 2005, the Predecessor Period January 1, 2005 to January 31, 2005 and the Predecessor Period January 1, 2004 to December 31, 2004. The table also sets forth the Combined Successor Period and Predecessor Period net sales for the twelve months ended December 31, 2005.

                                                                                   TWELVE MONTHS
                                                     TWELVE MONTHS ENDED               ENDED
                                                         DEC 31, 2005               DEC 31, 2004
                                                            ($000)                     ($000)

                                            Feb 1,2005    Jan 1, 2005                Jan 1, 2004
                                           Dec 31, 2005  Jan 31, 2005               Dec 31, 2004
                                           -----------   -----------                -----------
                                             SUCCESSOR   PREDECESSOR                PREDECESSOR
                                              PERIOD        PERIOD       COMBINED      PERIOD
                                              ------        ------       --------      ------
Net Sales
      Cosmetic segment                      $  296,669    $   14,756    $  311,425   $  315,600
      Pharmaceutical segment                    78,730         3,450        82,180       81,075
                                            ----------    ----------    ----------   ----------
Total net sales                                375,399        18,206       393,605      396,675

Cost of goods sold                             211,014         9,718                    198,425
Selling and administrative expenses            157,142        11,475                    166,732
Severance expenses                               3,250            --                         20
Merger expenses                                  4,711        18,974                      1,415
                                            ----------    ----------                 ----------
Operating income (loss)                           (718)      (21,961)                    30,083

Other income (expense):
    Gain (loss) on sale of property                555            --                       (146)
    Loss on early extinguishment of debt        (6,449)           --                         --
    Interest expense, net                      (27,661)         (264)                    (3,584)
    Other income (expense), net                    531          (232)                       331
                                            ----------    ----------                 ----------
Earnings (loss) before income taxes            (33,742)      (22,457)                    26,684
Provision for (benefit from) income taxes      (13,000)      (24,434)                    11,075
                                            ----------    ----------                 ----------
Net earnings (loss)                         $  (20,742)   $    1,977                 $   15,609
                                            ==========    ==========                 ==========

The Company's net sales for the twelve months ended December 31, 2005 were $393.6 million, a decrease of $3.1 million, or 0.8% compared to net sales of $396.7 million for the twelve months ended December 31, 2004.

The Cosmetic segment of the business generated net sales for the twelve months ended December 31, 2005 of $311.4 million, a decrease of $4.2 million, or 1.3% compared to net sales of $315.6 million for the twelve months ended December 31, 2004. The decrease in net sales was principally due to higher returns and sales incentives of $10.2 million in the Cosmetics segment, partially offset by higher shipments. As reported by ACNielsen, the Sally Hansen brand remains the number one brand in the mass market nail care category with a 26.1% share of market for the year. Sally Hansen also maintained its number one market share position in nail treatment with a 52.4% market share for the year. Additionally, in bleaches and depilatories, the Sally Hansen brand increased its number one market share position to 31.6% for the year. However, market share in LaCross Implements decreased from 21.8% in 2004 to 20.9% in 2005 due to aggressive pricing from our competitors.

The over-the-counter Pharmaceutical segment of the business generated net sales for the twelve months ended December 31, 2005 of $82.2 million, an increase of $1.1 million, or 1.4% compared to net sales of $81.1 million for the twelve months ended December 31, 2004. Orajel, the core brand of the Pharmaceutical segment increased its leadership position in the oral analgesics category with a 29.5% share of market for the year, as reported by Information Resources, Inc.

Cost of goods sold for the Successor Period February 1, 2005 to December 31, 2005 was $211.0 million, or 56.2% of net sales. Cost of goods sold for the period February 1, 2005 to December 31, 2005 includes approximately $8.1 million, or 2.2% of net sales related to the amortization of the inventory step-up to fair value as a result of purchase accounting and a charge of $9.6 million or 2.6% of net sales for the provision to the inventory reserve for scrap and obsolescence. During 2005, the Company incurred approximately $3.9 million (1.0% of net sales) of incremental inbound freight charges principally associated with fuel surcharges, rate increases and inefficiencies associated with outsourced manufacturing. Cost of goods as a percentage of net sales was also negatively impacted by higher returns and sales incentives, as discussed above.

Cost of goods sold for the Predecessor Period January 1, 2004 to December 31, 2004 was $198.4 million, or 50.0% of net sales. Cost of goods includes a charge of $4.8 million or 1.2% of net sales for the provision to the inventory reserve for scrap and obsolescence.

Selling and administrative expenses for the Successor Period February 1, 2005 to December 31, 2005 was $157.1 million, or 41.8% of net sales. Selling and administrative expenses for the Successor Period of 2005 include approximately $4.8 million or 1.3% of net sales related to the amortization of intangible assets arising from the merger, $1.2 million of management fees and $1.1 million of consulting fees and expenses associated with Synergetics. Fuel surcharges and higher shipping costs due to an increase in expediting shipments negatively impacted selling and administrative charges by approximately $1.1 million.

Selling and administrative expenses for the Predecessor Period January 1, 2004 to December 31, 2004 was $166.7 million, or 42.0% of net sales.

Merger expenses for the Successor Period February 1, 2005 to December 31, 2005 of $4.7 million are primarily related to change of control payments and legal and advisory fees and expenses incurred in connection with the merger transaction.

Merger expenses for the Predecessor Period January 1, 2005 - January 31, 2005 of $19.0 million are primarily related to the payment of $18.8 million upon the closing of the transaction on January 27, 2005 in connection with the separation agreement with the former Chairman, and approximately $0.2 million of legal and advisory fees and expenses incurred in connection with the merger transaction.

Merger expenses for the Predecessor Period January 1, 2004 to December 31, 2004 were $1.4 million consisting principally of legal and advisory fees and expenses incurred in connection with the merger transaction.

On January 13, 2006, the Company announced that it plans to cease the manufacturing activities at its facility in Little Falls, New York. The Company intends to transfer a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and to outsource the remainder. In addition, the Company plans to close several of its short-term leased warehouse facilities in upstate, New York and convert the Little Falls facility to a warehouse to store a portion of the Company's inventory. Pursuant to the Company's formal severance policy, a charge of $1.2 million for severance costs and related benefits for approximately 332 employees was recorded in December 2005. Additional severance benefits earned by employees being terminated will be recognized as a charge in the consolidated financial statements as such severance benefits are earned. The Company estimates that an additional $0.7 million will be incurred during fiscal 2006 for additional severance costs and related benefits. Cash payouts of $0.9 million are expected to occur during fiscal 2006.

As part of our efforts to streamline our organization and reduce costs, the Company completed a workforce reduction program in September 2005. The program entailed an assessment of our workforce requirements across all of our major departments and resulted in the elimination of 55 positions at various levels. The workforce reduction is anticipated to save approximately $6.7 million annually. In connection with the workforce reduction program a one-time severance charge of $2.0 million (approximately $1.5 million due to the terms of the Severance Agreement with Mr. McMenemy) was recorded in September 2005.

Net interest expense for the Successor Period February 1, 2005 to December 31, 2005 of $27.7 million was primarily attributable to interest incurred on the prior senior credit agreement, and $175.0 million of 8% senior subordinated notes issued on January 27, 2005 in connection with the merger transaction. As a result of the refinancing on October 28, 2005, the Company incurred a non-cash charge, reflected as a loss on early extinguishment of debt, of $6.5 million due to the write-off of deferred finance charges related to the prior senior credit agreement.

Net interest expense for the Predecessor Period January 1, 2004 to December 31, 2004 of $3.6 million was primarily attributable to outstanding borrowings of the Predecessor Company under its 9.5% senior notes, its revolving credit facility and outstanding mortgages on the North Carolina and the Barrie, Ontario facilities.

Income tax benefit for the Successor Period February 1, 2005 to December 31, 2005 of $13.0 million was based on the Company's effective tax benefit rate of 38.5% for the period February 1, 2005 to December 31, 2005. The change in the effective tax rate from the prior period is principally the result of increased losses in the U.S. primarily due to severance and merger expenses, interest expense and the expenses of the refinancing transaction (see note 7), partially off set by taxable income of foreign subsidiaries which is taxed at higher rates than the U.S.

Income tax benefit for the Predecessor Period January 1, 2005 to January 31, 2005 of $24.4 million was comprised of an anticipated income tax refund (received on October 27, 2005) of approximately $11.4 million attributable to the utilization of a net operating loss carry-back, the recording of deferred tax assets of approximately $13.3 million attributable to net operating loss carry-forwards, and the recording of approximately $0.3 million of deferred tax expense related to timing differences.

Income taxes for the Predecessor Period January 1, 2004 to December 31, 2004 of $11.1 million was based on the Company's annual effective tax rate of 41.5% for 2004.

Net loss for the Successor period February 1, 2005 to December 31, 2005 of $20.7 million is primarily attributable to net interest expense.

Net earnings for the Predecessor period January 1, 2004 to December 31, 2004 of $15.6 million are primarily attributable to the operating income generated by the Predecessor Company.

The Company believes that inflation has had no significant impact on earnings from operations during the last three years.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Consolidated net sales in 2004 were $396.7 million, an increase of 2.8% compared to net sales of $386.0 million in 2003. As previously reported in the Form 10-Q for the third quarter ended September 30, 2004, the Company estimates that net sales for the first quarter of 2004 were negatively impacted by approximately $14.1 million and net sales for the second quarter were negatively impacted by approximately $13.8 million due to production start-up problems in connection with the transfer of the Company's principal manufacturing operations, for both the cosmetic and pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York.

The Cosmetic segment of the business generated net sales of $315.6 million in 2004, an increase of 1.7% compared to net sales of $310.4 million in 2003. The Company estimates that due to the production start-up problems previously discussed, the Cosmetic segment net sales for the year were negatively impacted by approximately $22.0 million of which, $11.0 million impacted the first quarter and approximately $11.0 million impacted the second quarter of 2004. As reported by ACNielsen, the Sally Hansen brand remains the number one brand in the mass market nail care category with a 25.3% share of market for the year. In nail color, the Sally Hansen brand, the number one brand, increased its market share for the year to 30.8%. Sally Hansen also maintained its number one market share position in nail treatment with a 51.6% market share for the year. Additionally, in bleaches and depilatories, the Sally Hansen brand increased its number one market share position to 30.6% for the year, as reported by ACNielsen.

The over-the-counter Pharmaceutical segment of the business generated net sales of $81.1 million in 2004, an increase of 7.3% compared to net sales of $75.5 million in 2003. The increase is primarily due to volume growth in the Orajel brand and increased sales of the Dermarest brand of psoriasis and eczema treatments. Orajel, the core brand of the Pharmaceutical segment, expanded its leadership position in the oral analgesics category with a 28.6% share of market for the year, as reported by Information Resources, Inc. In addition, the Dermarest brand expanded its leadership position in the over-the-counter psoriasis/eczema treatment category with a 31.3% share of market for the year, as reported by Information Resources, Inc. The Company estimates that due to the production start-up problems previously discussed, the Pharmaceutical segment net sales for the year were negatively impacted by approximately $5.9 million, of which $3.1 million impacted the first quarter and approximately $2.8 million impacted the second quarter of 2004.

Cost of goods sold for fiscal year 2004 was $198.4 million or 50.0% of net sales, compared to $185.8 million or 48.1% of net sales in fiscal 2003. The increase in cost of goods sold as a percentage of net sales is primarily due to higher production costs incurred as a result of the start-up problems during the first and second quarters of 2004 in connection with the transfer of manufacturing operations from Farmingdale, New York to Rocky Point, North Carolina.

Selling and administrative expenses were $166.7 million in 2004, or 42.0% of net sales compared to $161.6 million, or 41.9% of net sales in 2003. Selling and administrative expenses for fiscal 2003 included recoveries of $744 thousand related to the favorable settlement of fully reserved accounts receivable in connection with the fiscal 2002 K-Mart Chapter XI bankruptcy filing.

Merger expenses of $1.4 million, related primarily to legal and advisory fees, were incurred in fiscal 2004.

Net interest expense of $3.6 million in fiscal year 2004 decreased approximately $0.6 million from fiscal year 2003. The decrease is primarily due to a reduction of approximately $3.3 million of average outstanding debt related to the senior notes and a reduction in average borrowing rates of approximately 114 basis points. These reductions were partially offset by an increase in average borrowings of $4.8 million under the revolving credit agreement, an increase of $1.7 million in average outstanding borrowings under the bank line of credit, and an increase of $2.9 million in average outstanding borrowings under the mortgage on the North Carolina property.

Other Income (net), of $331 thousand in fiscal year 2004 was $248 thousand lower than the $579 thousand in fiscal year 2003, principally due to lower gains on foreign exchange transactions.

The Company's annual effective tax rate for 2004 was 41.5% compared to 38.1% for 2003. The higher effective tax rate in 2004 compared to 2003 is primarily attributable to a significant portion of merger expenses incurred in 2004 which are non-deductible, a change in foreign rate differential, and an increase in state and local income taxes due to a reduction of available investment tax credits.

Net earnings for the year 2004 were $15.6 million. The results for 2004 include an after-tax charge of approximately $1.4 million for costs related to the merger of the Company. The results for 2003 include after-tax charges of $1.3 million related to severance costs associated with the relocation of the Company's principal manufacturing operations from Farmingdale, New York to Rocky Point, North Carolina.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity needs arise primarily from debt service on our substantial indebtedness and from funding of our capital expenditures, ongoing operating costs and working capital.

In connection with the merger in January 2005, substantially all of our then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced. The following financing transactions were entered into in connection with the merger:

o the closing of the senior credit facilities which provided for aggregate maximum borrowings of $250.0 million consisting of a $200.0 million term loan facility and up to $50.0 million in borrowings under a revolving credit facility;

o the issuance and sale of $175.0 million in aggregate principal amount of 8% senior subordinated notes (the "Subordinated Notes");

o the redemption of all of our outstanding 5.56% senior notes due April 15, 2011, including payment of accrued interest and a related prepayment premium;

o the repayment of all principal and accrued interest under our then outstanding credit facilities and termination of all commitments thereunder; and

o the repayment of the mortgage on our North Carolina facility including payment of accrued interest and a related prepayment premium.

In the refinancing transactions, which closed on October 28, 2005, we used the net proceeds from the offering of the $185.0 million of senior secured floating rate notes (the "Notes"), due November 1, 2011, together with borrowings under the interim revolver, to repay in full the indebtedness outstanding under our prior senior credit facilities, (consisting of $198.5 million under the term loan facility and $5.0 million under the revolving credit facility) and terminated the commitments under the prior senior credit facilities.

Refinancing
-----------

On October 28, 2005, the Company completed a private offering of $185.0 million in principal amount of the Notes due November 1, 2011. The Notes bear interest at a rate per annum equal to three-month LIBOR plus 5.0%. The Notes are guaranteed by certain of the existing and future domestic subsidiaries of the Company. The Notes and guarantees are secured by a first priority security interest in substantially all of the Company's and guarantors' assets, other than inventory, receivables, equity interest in our subsidiaries and other specified excluded assets and by a second priority security interest in substantially all the Company's and guarantors' inventory, receivables and other specified liquid assets. The Notes and guarantees rank equally with all existing and future senior indebtedness and rank senior to all existing and future subordinated indebtedness, including the Subordinated Notes and related guarantees. Interest on the Notes is payable quarterly on February 1, May 1, August 1 and November 1, commencing on February 1, 2006.

The Notes may be redeemed by the Company in whole or in part at any time on or after November 1, 2007 at the redemption prices set forth in the Notes indenture, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. The Company may also redeem up to 35% of the original aggregate principal amount of the Notes prior to November 1, 2007 with the proceeds of one or more public equity offerings, at a redemption price equal to 100% of the principal amount thereof plus the applicable Eurodollar rate then in effect, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. The Company is required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date under some circumstances involved upon the occurrence of a change in control. The Company must also repurchase the Notes at a price equal to par, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date, if the Company sells assets under certain circumstances.

The Notes contain covenants that, among, other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, the distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfer of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications, set forth in the indenture.

On October 28, 2005, the Company entered into a $75.0 million credit agreement, maturing on October 28, 2007 with JPMorgan Chase Bank N.A. as administrative agent. This agreement was used as interim financing until December 29, 2005, when it was replaced with an $85.0 million credit facility, as discussed below.

On December 29, 2005, the Company entered into $85.0 million asset-based revolving credit facility, which was subsequently amended on February 23, 2006, (the "ABL Credit Facility") among the Company, DLI Holding II Corp., the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. The ABL Credit Facility matures on December 29, 2010 and provides for aggregate maximum borrowings of $85.0 million. The ABL Credit Facility is guaranteed by DLI Holding II Corp. and by certain of the Company's existing and future domestic subsidiaries. The ABL Credit Facility is an asset-based facility with a first priority security interest in substantially all accounts receivable and inventory and a second priority security interest in substantially all tangible and intangible assets. The ABL Credit Facility is also secured on a first priority basis by the capital stock of the Company's domestic subsidiaries. Also, the guarantee by DLI Holding II Corp., is secured by a pledge of all of its assets. The Company and the subsidiary guarantors, the credit facility collateral agent and the Trustee for the Notes and the note collateral agent entered into an Intercreditor Agreement.

Borrowings under the ABL Credit Facility are determined by a formula which provides eligibility of up to 85 % of the net book value of domestic accounts receivable and a range of 35% to 65% of domestic inventory. Borrowings under the ABL Credit Facility bear interest at the Company's option at either: (i) an alternate base rate which is equal to the higher of 0.50% per year above the federal funds effective rate and the base rate announced by the ABL Credit Facility's administrative agent as its prime rate plus an applicable margin ranging from 0.25% to 0.75% based on our borrowing base availability, or (ii) an Adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 1.75% based on our borrowing base availability. The terms of the ABL Credit Facility include a commitment fee based on unused commitments of the lenders, letter of credit fees on the aggregate face amount of outstanding letters of credit and underwriting and administrative fees.

The ABL Credit Facility includes covenants, that among other things, limit or restrict the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers or make capital expenditures or engage in certain transactions with affiliates. The ABL Credit Facility also requires the Company to comply with a minimum coverage ratio of Consolidated EBITDA to fixed charges whenever excess borrowing availability is less than $10.0 million on any day. As of December 31, 2005, we had $22.0 million of senior debt outstanding under the ABL credit facility, $63.0 million of unutilized commitments under the ABL credit facility and $48.2 million of availability thereunder. As of March 27, 2006, we had $35.9 million of senior debt outstanding under the ABL credit facility, $49.1 million of unutilized commitments under the ABL credit facility and $41.7 million of availability thereunder.

Principal and interest payments under the Notes, the ABL credit facility and the senior subordinated notes will represent significant liquidity requirements for the Company. We expect that cash provided from operations and expected available borrowings under the ABL credit facility will provide sufficient working capital to operate our business, to fund expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our outstanding debt. Our ability to borrow under the ABL credit facility is subject to a borrowing base consisting of a percentage of our eligible accounts receivable and eligible inventory. We cannot assure you, however, that our business will, in fact, generate sufficient cash flows or that future borrowings will, in fact, be available in an amount sufficient to enable us to service our debt or to fund our other liquidity needs.

On February 1, 2006, the Company entered into a cap/floor collar agreement with JPMorgan Chase Bank, N.A. This agreement is for a notional amount of $100.0 million with an effective date of February 1, 2006, a termination date of February 1, 2009 and a cap rate of 5.5% and a floor rate of 4.29%.

Financial Covenants (at December 31, 2005)
------------------------------------------

Borrowings under the ABL credit facility are subject to certain conditions and limitations described above. The indentures governing the Subordinated Notes and the Notes contain significant financial and operating covenants, including prohibitions on our ability to incur certain additional indebtedness or to pay dividends. The ABL credit facility contains borrowing conditions and customary events of default, including nonpayment of interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events.

The ABL credit facility has fewer covenants than the prior senior credit facilities, which we anticipate will increase our operating flexibility. While the effective interest rate on the Notes are higher than that of the indebtedness retired with the proceeds of the offering of the Notes, we expect to realize greater liquidity and flexibility in our debt structure. The ABL credit facility has a minimum fixed charge coverage ratio financial covenant that is effective if the minimum excess availability under the ABL credit facility is less than specified levels, while the prior senior credit facilities contained a number of ongoing financial maintenance covenants. Under the terms of the ABL credit facility, the minimum fixed charge coverage ratio test would not have applied as of December 31, 2005 as borrowing availability under the ABL credit facility would have exceeded the specified threshold. The minimum fixed charge coverage ratio test is a measure of consolidated EBITDA to fixed charges.

Credit Agreement EBITDA as presented herein is a financial measure that is used in the credit agreement for the Company's ABL credit facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income, as a measure of operating results or cash flows or as a measure of liquidity. Credit Agreement EBITDA differs from the term "EBITDA" as it is commonly used. Credit Agreement EBITDA, as that term is defined in the ABL credit facility and used as part of calculation of the term "Consolidated Coverage Ratio" which is used for a number of purposes, including our ability to incur additional indebtedness, consists of consolidated net income, adjusted to exclude income tax expense, interest expense, and depreciation and amortization, as well as certain other items and expenses, including amortization of intangibles, extraordinary, unusual or non-recurring gains or losses, consultation fees and expense reimbursements associated with implementing process improvements and cost reductions being developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group, certain non-cash charges or expenses deducted in determining net income, certain cash restructuring charges, loss or gain associated with the sale or write down of assets not in the ordinary course of business, the amount of any net minority expense, and certain losses relating to the disposition of excess or surplus inventory.

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below (in 000's).

                                         Qtr 1       Qtr 2       Qtr 3       Qtr 4
                                          2005        2005        2005        2005       Total
                                          ----        ----        ----        ----       -----
Net earnings (loss)                    $ (1,245)   $(10,114)   $  1,932    $ (9,338)   $(18,765)
Income tax provision (benefit)          (26,537)      2,566      (6,658)     (6,805)    (37,434)
Interest expense, net                     5,114       6,882       7,297       8,632      27,925
Loss on early extinguishment of debt         --          --          --       6,449       6,449
Depreciation and Amortization             5,153       5,418       5,396       5,762      21,729
Purchase accounting                       1,038       4,541       2,504          --       8,083
Losses related to disposition
   of excess, surplus or
   obsolete inventory                        --          --       3,627       5,000       8,627
Extraordinary, unusual or
   or non-recurring items                22,901         724       3,004       2,515      29,144
Other                                       266         380         (34)       (123)        489
Credit agreement add back(1)              2,359       1,758       1,376          --       5,493
                                       --------    --------    --------    --------    --------
Credit Agreement EBITDA(1)             $  9,049    $ 12,155    $ 18,444    $ 12,092    $ 51,740
                                       ========    ========    ========    ========    ========

(1) Consolidated EBITDA was established by the ABL credit facility to be $9,049, $12,155 and $18,444 for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively.

Operating Activities
--------------------

Net cash used in operating activities of $28.4 for the Successor Period February 1, 2005 - December 31, 2005, was due to an increase in deferred income taxes of $14.6 million, a net loss of $20.7 million, increases in accrued liabilities of $7.2 million and other assets of $11.1 million partially offset by a decrease in income taxes receivable of $10.0 million, depreciation and amortization of $11.8 million and the early extinguishment of debt of $6.5 million. Accrued liabilities increased due mainly to interest, severance and pension. Other assets increased due mainly to the capitalization of deferred financing fees as a result of the refinancing.

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

Net cash provided by operating activities in fiscal year 2004 was $7.2 million, due primarily to net earnings of $15.6 million, depreciation and amortization of $8.5 million, amortization of display fixtures of $9.0 million and an increase in accounts payable of $6.5 million. This cash provided by operating activities was partially offset by an increase in inventories of $17.8 million, an increase in other assets of $9.4 million and a decrease in accrued liabilities of $4.7 million. The increase in inventories and accounts payable is due to the timing of material purchases to support projected sales levels. The increase in other assets is primarily related to display fixtures shipped to customers. The decrease in accrued liabilities is due primarily to a reduction in bonus liabilities, and a reduction in the severance liability related to the relocation of the Farmingdale, N.Y. plant to Rocky Point, N. C.

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

Investing Activities
--------------------

Net cash used in investing activities of $383.0 million for the Successor Period February 1, 2005 to December 31, 2005 was primarily due to $377.2 million used for the purchase of outstanding common stock and stock options of Del Laboratories, Inc. in connection with the merger transaction.

Net cash used in investing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.8 million was primarily related to capital spending for tooling, plates & dies, and manufacturing machinery and equipment.

Net cash used in investing activities in fiscal year 2004, and 2003 was $4.7 million, and $18.0 million, respectively. In fiscal year 2004, approximately $9.5 million was used for capital spending primarily related to manufacturing machinery and equipment, and $4.8 million was provided from the sale of land and buildings. In fiscal year 2003, approximately $10.5 million was used for capital spending related to the expansion of the North Carolina facility and $7.7 million used for capital spending related to manufacturing machinery and equipment.

Financing Activities
--------------------

Net cash provided by financing activities for the Successor Period February 1, 2005 to December 31, 2005 of $411.7 million was primarily due to proceeds of $185.0 million received from the issuance of senior secured floating rate notes, proceeds of $173.8 million received from the issuance of $175.0 million of 8% Senior Subordinated Notes at 99.34%, proceeds of $138.2 million contributed by affiliates of Kelso, the continuing investors and a third party investor and proceeds of $22.0 million from borrowings under the asset-based revolving credit facility. Proceeds of $69.3 million were used to repay existing debt, $30.6 million was used to pay financing, legal, advisory, accounting and certain other fees incurred in connection with the merger transaction and $7.2 million was used to pay financing, legal, advisory, accounting and certain other fees incurred in connection with the issuance of the senior secured floating rate notes and the asset based revolver. The Company anticipates that it may, from time to time, purchase its debt securities through the open market. Cash paid for interest during the Successor Period was approximately $17.4 million.

Net cash used in financing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.9 million was primarily to reduce a portion of the outstanding balance on the revolving credit agreement.

Net cash used in financing activities of $0.8 million in fiscal year 2004 was due to the acquisition of treasury stock of $0.7 million in connection with the exercise of stock options, principal payments under mortgages of $0.4 million, and payment of capital lease obligations of $0.1 million, partially offset by the receipt of proceeds of $0.4 million from the exercise of stock options.

On February 1, 2006, the Company entered into a cap/floor collar agreement with JPMorgan Chase Bank, N.A. This agreement is for a notional amount of $100.0 million with an effective date of February 1, 2006, a termination date of February 1, 2009 and a cap rate of 5.5% and a floor rate of 4.29%. The cap/floor agreement is deemed to be highly effective.

The Company does not use any off-balance sheet financing arrangements.

Disclosures About Contractual Obligations
-----------------------------------------

In order to aggregate all contractual obligations as of December 31, 2005, the Company has included the following table:

                                                                   Payments Due By Period
                                                                   ----------------------
                                                                           ($000)

                                                        Less         1 - 2        2 - 3        3 - 5       After 5
                                           Total       1 Year        Years        Years        Years        Years
                                           -----       ------        -----        -----        -----        -----
Senior subordinated notes               $  175,000   $       --   $       --   $       --   $       --   $  175,000
Senior secured notes                       185,000           --           --           --           --      185,000
Revolving credit agreement                  22,000           --           --           --       22,000           --
Mortgage on land and buildings               1,254           56           60           64        1,074           --
Capital leases                                 206          129           76            1           --           --
Operating leases                            30,122        3,816        3,522        3,237        6,145       13,402
                                        ----------   ----------   ----------   ----------   ----------   ----------
Total contractual obligations (a) (b)   $  413,582   $    4,001   $    3,658   $    3,302   $   29,219   $  373,402
                                        ==========   ==========   ==========   ==========   ==========   ==========

(a) The Company expects to contribute approximately $4.8 million in fiscal year 2006 to fund its pension plans. These expected pension contributions are not included in the above table. For further information regarding pension contributions, see Note 8(a) of the Notes to Consolidated Financial Statements.

(b) On December 16, 2005, the Company entered into two agreements with a third party. The first agreement stipulated that the Company sell inventory in exchange for $1.0 million in cash. The second agreement stipulated that Del is to purchase approximately $6.4 million of advertising from the third party during a period not to extend beyond March 2009. The inventory sold was deemed to have no value. The Company recognized a deferred liability in connection with the transaction in the amount of $1.0 million, which is reflected on the consolidated balance sheet as of December 31, 2005. The deferred liability will be recognized ratably as a reduction to advertising expense as the advertising is incurred.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company makes estimates and assumptions in the preparation of its financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and which require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 of the notes to the consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements. The following is a brief discussion of the more critical accounting policies employed by the Company.

Business Acquisitions
---------------------

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

Promotional Allowances and Co-operative Advertising
---------------------------------------------------

The Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These sales incentives, offered voluntarily by the Company to customers, without charge, can be used in or are exercisable by a customer as a result of a single exchange transaction, are recorded as a reduction of net sales at the later of the sale or the offer, and primarily allow customers to take deductions against amounts owed to the Company for product purchases. The Company also has co-operative advertising arrangements with retail customers to reimburse them for all or a portion of their advertising of the Company's products. The estimated liabilities for these co-operative advertising arrangements are recorded as advertising expense as incurred, or in the period the related revenue is recognized, depending on the terms of the arrangement, and are included in selling and administrative expenses, since the Company receives an identifiable benefit from retail customers for an amount equal to or less than the fair value of such advertising cost. These arrangements primarily allow retail customers to take deductions against amounts owed to the Company for product purchases. The Company regularly reviews and revises the estimated accruals for these promotional allowance and co-operative advertising programs. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from our expectations.

Accounts Receivable
-------------------

In estimating the collectibility of our trade receivables, the Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, lower credit ratings or bankruptcy. The Company also reviews the related aging of past due receivables in assessing the realization of these receivables. The allowance for doubtful accounts is determined based on the best information available on specific accounts and is also developed by using percentages applied to certain receivables.

Inventories
-----------

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

Property, Plant and Equipment and Other Long-Lived Assets
---------------------------------------------------------

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

Goodwill must be tested annually for impairment at the reporting unit level. The Company's reporting units are its Cosmetic and Pharmaceutical segments. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Subsequent to the merger, the Company established January 1 as its annual impairment testing date. The annual testing performed as of January 1, 2006, indicated that there was no impairment to goodwill or indefinite long lived assets.

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

Pension Benefits
----------------

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

Our results of operations include the impact of significant pension benefits that are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected return on plan assets. These assumptions are updated on an annual basis at the beginning of each fiscal year or more often upon the occurrence of significant events. Changes in the related pension costs may occur due to changes in the assumptions. Our net pension cost was $3.9 million, $0.4 million, $4.8 million and $4.5 million for the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003, respectively. These amounts are included in the calculation of operating income or loss.

The expected rate of return on pension plan assets used to develop our pension cost was 8.50% for the employee's pension plan and 6.50% for LaCross pension plan for the 2005 Successor Period, the 2005 Predecessor Period, and 2004. The expected rate of return was 8.50% for both pension plans for 2003. The Company plans to use an expected rate of return of 8.50% for the employee's pension plan and 6.50% for the LaCross pension plan during fiscal 2006.

The discount rate used to determine our pension cost was 5.75%, 5.75%, 6.25% and 6.75% for the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003 respectively. The discount rate is determined at the beginning of the period. The Company plans to use a discount rate of 5.50% for fiscal 2006. Changes in the discount rate were due to declining long-term interest rates on high quality corporate bonds (e.g. Moody AA bonds). The discount rate is also somewhat volatile because it is determined based upon the prevailing rate as of the measurement date. A lower discount rate increases the plan obligations and increases our net pension cost for those plans.

The expected rate of return on pension assets and the discount rate as well as the amortization of unrecognized actuarial gains and losses were determined in accordance with consistent methodologies, as described in Note 8 to our consolidated financial statement and as required under FASB Statement No. 87. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook.

Holding all other assumptions constant, a 0.5% increase or decrease in the discount rate would have decreased or increased the fiscal 2005 net pension cost by approximately $0.7 million. The impact in the discount rate is different if the resulting actuarial gains and losses are subject to amortization. A 0.5% increase or decrease in the expected return on plan assets would have decreased or increased the fiscal 2005 pension cost by approximately $0.1 million.

We expect pension costs to increase to $4.8 million in 2006. The increase is primarily due to a decrease in the discount rate assumption from 5.75% to 5.50%, reflecting prevailing market interest rates partially offset by a partial curtailment of the pension plan relating to the cessation of manufacturing activities at the Company's Little Falls facility that is planned in 2006. The Company's discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. The Company's discount rate was determined by considering the average pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

Our funding requirements consist of annual contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages. Such contributions are not less than the minimum required by the Employee Retirement Income Security Act of 1974, and subsequent pension legislation and are not more than the maximum amount deductible for income tax purposes.

Income Taxes
------------

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

The realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carry-back and carry-forward period permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Without sufficient taxable income to offset the deductible amounts and carry-forwards, the related tax benefits would expire unused. A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. In the event the Company were to determine that it would not be able to realize some portion or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. There was no valuation allowance as of the Successor Period ended December 31, 2005, the Predecessor Period ended January 31, 2005, or the Predecessor Period ended December 31, 2004 as the Company believes it is more likely than not that the deferred tax assets will be realized.

New Accounting Pronouncements
-----------------------------

In May 2005, the FASB issued Statement No. 154 "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB No.3". This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. FASB No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of FASB No. 154 will have a material impact on the consolidated financial statements.

In March 2005, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that a Company must record a liability for conditional asset retirement obligations, if the fair value of the liability can be reasonably estimated. FIN No. 47 also clarifies when a Company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FASB No. 153 is required to be adopted for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of FASB No. 153 will have any impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement No. 123(revised 2004), "Share-Based Payment". Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement, but expresses no preference for a type of valuation model. Statement 123(R) sets accounting requirements for "share-based" compensation to employees, including employee stock purchase plans and carries forward prior guidance on accounting for awards to non-employees. In addition, accounting for employee stock ownership plans will continue to be accounted for in accordance with Statement of Position 93-6 and awards to most non-employee directors will be accounted for as employee awards. Statement 123(R) is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005 and for annual periods beginning after December 15, 2005 for non-public entities, however, early adoption is encouraged. Since the Company has not issued any stock options as of December 31, 2005 and the existing rollover options are fully vested, the adoption of Statement 123 (R) would not have an impact on our consolidated results. The Company has not determined if the adoption of Statement 123(R) will have a material impact on the Company's consolidated financial statements for stock options that were granted in 2006.

In November 2004, the FASB issued Statement No. 151 "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to result in a material impact on the consolidated financial statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in the Company's market risk sensitive instruments is the potential loss arising from material adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk
------------------

The Company's borrowings at December 31, 2005 under the senior secured floating rate notes and the revolving credit agreement expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The Company believes that a hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $0.9 million for the year ended December 31, 2005.

Foreign Exchange Risk
---------------------

The Company is subject to risk from changes in the foreign exchange rate for its foreign subsidiaries which use a foreign currency as their functional currency and is translated into U.S. dollars. Such changes result in cumulative translation adjustments which are included in shareholders' equity and in the determination of other comprehensive income (loss). Intercompany transactions between the Company and its foreign subsidiaries are recorded by the foreign subsidiaries in their functional currency. The potential translation and transaction loss resulting from a hypothetical 10% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.7 million at December 31, 2005.

Forward-Looking Statements
--------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements regarding our future financial results, economic conditions, trends, certain risks and uncertainties, expected efficiency improvements, and expected future cost savings are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "should," "look forward to," "indications," "plan," "momentum," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations, or "cautionary statements," include, without limitation:

      o delays in introducing new products or failure of consumers to accept new products;

      o actions by competitors which may result in mergers, technology improvement or new product introductions;

      o     our ability to realize cost savings and operational improvements;

      o our dependence on certain national chain drug stores, food stores and mass merchandiser relationships due to the concentration of sales generated by such chains;

      o     changes in fashion-oriented color cosmetic trends;

      o     the effect on sales of lower retailer inventory targets;

      o     the effect on sales of political and/or economic conditions;

      o our estimates of costs and benefits, cash flow from operations and capital expenditures;

      o     interest rate or foreign exchange rate changes affecting us;

      o     regulatory requirements and government regulatory action;

      o failure to maintain satisfactory compliance with good manufacturing practice, or GMP, requirements;

      o     changes in product mix to products which are less profitable;

      o     shipment delays;

      o depletion of inventory and increased production costs resulting from disruptions of operations at any of our manufacturing or distribution facilities;

      o foreign currency fluctuations affecting our results of operations and the value of our foreign assets and liabilities;

      o the relative prices at which we sell our products and our competitors sell their products in the same market;

      o     our operating and manufacturing costs outside of the United States;

      o changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, us in the United States and/or abroad; and/or

      o     trends in the general economy.

In addition to the foregoing, other important factors are disclosed under "Risk Factors" and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.

Item 8 - Financial Statements and Supplementary Data

See consolidated financial statements and schedule included separately herein.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a - 15(e) and 15d - 15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

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

Item 9B - Other Information

Not applicable.

Part III

Item 10 - Directors and Executive Officers of the Company

EXECUTIVES AND DIRECTORS

The following table sets forth certain information concerning the Directors and executive officers of the Company at December 31, 2005. Each Director holds office until a successor is elected or qualified or until his death, resignation or removal.

                                                                                    Year In
                                                                                  Which Began
                                                                                  to Serve in
                                                                                 Position or as
Name                  Position                                       Age       Executive Officer
----                  --------                                       ---       -----------------
Charles J. Hinkaty    President and Chief Executive Officer,
                      Director                                        56              1985

Harvey P. Alstodt     President of Del Cosmetics, Director            66              1988

Joseph Sinicropi      Executive Vice President,
                      Chief Financial Officer                         52              2005

Cary C. Newman        Executive Vice President, Global Operations     56              2005

Shawn A. Smith        Vice President, General Counsel
                      and Secretary                                   47              2005

William McMenemy      Director                                        58              2005

Philip E. Berney      Director                                        42              2005

Church M. Moore       Director                                        33              2005

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

Charles J. Hinkaty has been President and Chief Executive Officer since August 2005. Previously, he had served as Chief Operating Officer since January 2005 and Vice President and President of Del Pharmaceuticals since 1985. He has also served as a Director of the Company since 1986.

Harvey P. Alstodt has been President of Del Cosmetics since August 2005 and as a Director of the Company since January 2005. Previously, he had served as President of Global Business and Executive Vice President of Sales, Cosmetic Division, North America since 1985.

Joseph Sinicropi has served as Executive Vice President and Chief Financial Officer since September 2005. He held various Chief Financial Officer positions since 1995 at IdeaSphere, Inc., Twin Laboratories, Inc. and SI Corporation. Twin Laboratories, Inc. filed a petition for protection under the federal bankruptcy laws in 2003 and was subsequently acquired in an auction process by IdeaSphere, Inc. From 1991 to 1995 he was a senior audit manager of Deloitte & Touche LLP.

Cary C. Newman joined the Company as Executive Vice President, Global Operations in July 2005. From 2004 through July 2005, he owned SCN Outsourcing, a contract packaging and assembly company. From 1995 to 2003, he was Senior Vice President of Operations of Colomer USA (formerly Revlon Professional), prior to which he held senior management positions at Herbalife International, Redken Laboratories, Revlon, Procter & Gamble, and Avon.

Shawn A. Smith rejoined the Company as Vice President, General Counsel and Secretary in June 2005. She previously held the same position with the Company from 1996 through 1999. From 2000 through June 2005, she was Founder and President of Next Level Consulting, LLC, a legal and management consulting firm. From 1988 through 1995, Ms. Smith was Corporate Counsel and Secretary of Data Switch Corporation, prior to which she was an Associate at the law firm of Robinson & Cole.

William H. McMenemy has served as a director since January 2005. Mr. McMenemy previously served as the Company's Chief Executive Officer from January 2005 until August 2005 and as the Executive Vice President of Marketing, Cosmetics Division, North America since 1994. He joined the Company in 1965 and over the course of his 39-year career has served the Company in a number of positions covering many disciplines, including marketing, sales, administration and general management. Previous positions include Vice President and Assistant to the CEO and Vice President of Marketing, Cosmetics Division.

Philip E. Berney is a Managing Director at Kelso & Company, an affiliate of ours, having joined Kelso in 1999. Mr. Berney has served as a director since January 2005. Additionally, Mr. Berney is a director of Custom Building Products, Inc., DS Waters Enterprises, LP, and Overwatch Systems, LLC.

Church M. Moore is a Vice President at Kelso & Company, an affiliate of ours, having joined Kelso in 1998. Prior to joining Kelso, he worked as an associate at Investcorp International, Inc. Previously, Mr. Moore was an associate in the corporate finance group at BT Securities Corporation. Mr. Moore has served as a director since January 2005. Mr. Moore is a director of DS Waters Enterprises, LP and Insurance Auto Auctions, Inc.

Compensation of Directors
-------------------------

Directors who are also employed by the Company or one of the Company's subsidiaries, or who are employed by Kelso & Company are not entitled to receive any fees for serving as directors.

Principal Executive Officer and Principal Financial Officer Code of Ethics
--------------------------------------------------------------------------

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and Financial Reporting Officer, or persons performing similar functions. A copy of the Company's Code of Ethics is filed as Exhibit 14.1 hereto.

Item 11 - Executive Compensation

The following table sets forth information with respect to the compensation for the years 2005, 2004 and 2003 of the Corporation's Chief Executive Officer and each of the four other most highly compensated executive officers in 2005 (collectively, the "Named Executive Officers"):


SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                               Compensation
                                                                               ------------
                                               Annual Compensation              Securities
Name and Principal                     ------------------------------------     Underlying         All Other
     Position                          Year          Salary         Bonus         Options       Compensation (1)
------------------                     ----        ---------      ---------    ------------     ----------------
Charles J. Hinkaty ................... 2005        $ 411,362             --            --            685,382
President And ........................ 2004          404,355             --            --             31,144
Chief Executive Officer (2) .......... 2003          388,802        255,000        17,392             31,193

Harvey P. Alstodt .................... 2005        $ 416,416             --            --            719,884
President Del Cosmetics (3) .......... 2004          412,412             --            --             52,668
                                       2003          396,550        255,000        37,721             50,085

Joseph Sinicropi ..................... 2005        $ 135,417             --            --              2,447
Executive Vice President, ............ 2004               --             --            --                 --
Chief Financial Officer (4) .......... 2003               --             --            --                 --

Cary C. Newman ....................... 2005        $ 135,561             --            --              2,447
Executive Vice President ............. 2004               --             --            --                 --
Global Operations (5) ................ 2003               --             --            --                 --

William McMenemy ..................... 2005        $ 266,667             --            --            674,801
Former President And ................. 2004          412,412             --            --             40,089
Chief Executive Officer (6) .......... 2003          396,550        255,000         7,522             40,357

Enzo J. Vialardi ..................... 2005        $ 363,090             --            --          1,226,267
Former Executive Vice President, ..... 2004          359,599             --            --              9,198
Chief Financial Officer (4) .......... 2003          352,811        255,000            --              9,037

Dan K. Wassong ....................... 2005        $  64,277             --            --         18,598,557
Former Chairman, President And ....... 2004          879,582             --            --            422,477
Chief Executive Officer (7) .......... 2003          845,752      1,075,000       188,767            476,621

(1) Includes for each Named Executive Officer (i) The dollar amount of all contributions made by the Company's and all shares allocated to the account of such officer in 2005, 2004 and 2003 under the ESOP. (ii) the insurance premiums paid in each year in respect of such officer under the Company's Executive Medical Reimbursement Plan (in 2005, the amounts paid were as follows: Mr. Hinkaty -- $7,341, Mr. Alstodt -- $7,898, Mr. McMenemy -- $7,341, Mr. Vialardi -- $7,898, Mr. Sinicropi -- $2,447, Mr. Newman $2,447 and Mr. Wassong -- $3,524); and (iii) the dollar value (calculated in accordance with SEC guidelines) of the premiums paid by the Company with respect to "split dollar" life insurance policies maintained by the Company for certain of such officers (in 2005, the amounts were as follows: Mr. Hinkaty -- $24,793, Mr. Alstodt -- $45,720, Mr. McMenemy -- $1,195 and Mr. Wassong -- $95,033). A separation payment was made to Mr. Wassong in the amount of $18,500,000. A one-time payment was made to Mr. Vialardi of $637,425. One-time payments were made in lieu of 2004 bonuses in the amount of $653,249 to Mr. Hinkaty, $666,266 to Mr. Alstodt, $666,266 to Mr. McMenemy and $580,944 to Mr. Vialardi. See "Employment Agreements" below.

(2) Prior the merger, Mr. Hinkaty served as the Company's Vice President and President of Del Pharmaceuticals Inc. On August 15, 2005, the Company announced the appointment of Mr. Hinkaty, the Company's former Chief Operating Officer, to the position of President and Chief Executive Officer, replacing Mr. McMenemy, the Company's former President and Chief Executive Officer.

(3) Prior to the merger, Mr. Alstodt served as the Company's Executive Vice President, Marketing Cosmetics Division, North America. Since August 2005, Mr. Alstodt has served as President of Del Cosmetics.

(4) On August 5 2005, the Company announced the appointment of Mr. Sinicropi to Executive Vice President and Chief Financial Officer, replacing Mr. Vialardi, the Company's former Executive Vice President and Chief Financial Officer.

(5) On July 5, 2005 Mr. Newman was hired as the Company's Executive Vice President Global Operations.

(6) Prior to the merger Mr. McMenemy served as the Company's Executive Vice President, Sales Cosmetics Division, North America. On August 15, 2005, the Company announced the resignation of Mr. McMenemy as President and Chief Executive Officer effective August 19, 2005, and the appointment of Charles J. Hinkaty, the Company's former Chief Operating Officer, to the position of President and Chief Executive Officer. See "Separation Arrangements - William McMenemy."

(7) Prior to the merger, Mr. Wassong served as the Company's Chairman, President and Chief Executive Officer. He retired from these offices on the closing of the merger. See "Separation Arrangements - Dan K. Wassong."

Option Exercises and Year-End Option Values

      The following table sets forth information with respect to the Named Executive Officers concerning the exercise of stock options during 2005 and unexercised stock options held as of December 31, 2005:

                                                                NUMBER OF
                                                          SECURITIES UNDERLYING
                                                               UNEXERCISED
                                                                OPTIONS AT            VALUE OF UNEXERCISED
                                                              DEC. 31, 2005           IN-THE-MONEY OPTIONS
                       SHARES ACQUIRED       VALUE             EXERCISABLE/               DEC. 31, 2005
NAME                     ON EXERCISE      REALIZED (1)        UNEXERCISABLE        EXERCISABLE/ UNEXERCISABLE
----                   ---------------    ------------    ---------------------    --------------------------
Charles J. Hinkaty        11,706(2)        136,172(2)               --                         --
Dan K. Wassong                --              --                    --                         --
Harvey P. Alstodt             --              --                    --                         --
William McMenemy              --              --                    --                         --
Enzo J. Vialardi              --              --                    --                         --
Joseph Sinicropi              --              --                    --                         --
Cary C. Newman                --              --                    --                         --

(1) The value realized is determined by multiplying the number of shares acquired by the closing market price of the Common Stock on the date of exercise, less the aggregate exercise price for said options. The stock options reported on this table were granted under the Company's option plan in existence prior to the closing of the merger. All vested and unvested unexercised stock options to purchase shares of Del Laboratories, Inc. (other than those of Messrs. McMenemy, Hinkaty, and Alstodt that are subject to the exchange agreements) outstanding at the time of the closing of the merger were canceled in exchange for a cash payment under the merger agreement.

(2)   Predecessor period

PENSION BENEFITS

      The following table shows the sum of the annual pension benefits payable to the Named Executive Officers under the Pension Plan and the annual SERP benefits assuming retirement at age 65 with election of a benefit payable as a life annuity in various remuneration and years of service classifications:

                                         ANNUAL BENEFITS
                           YEARS OF CREDITED SERVICE AT RETIREMENT (2)
 FINAL AVERAGE     -----------------------------------------------------------
COMPENSATION (1)        15              20              25              30
----------------   -----------     -----------     -----------     -----------
  $   75,000       $ 13,500        $ 18,000        $ 22,500        $ 27,000
  $  100,000       $ 18,000        $ 24,000        $ 30,000        $ 36,000
  $  150,000       $ 27,000        $ 36,000        $ 45,000        $ 54,000
  $  200,000       $ 36,000        $ 48,000        $ 60,000        $ 72,000
  $  300,000       $ 54,000        $ 72,000        $ 90,000        $108,000
  $  400,000       $ 72,000        $ 96,000        $120,000        $144,000
  $  500,000       $ 90,000        $120,000        $150,000        $180,000(3)
  $  600,000       $108,000        $144,000        $180,000(3)     $216,000(3)
  $  800,000       $144,000        $192,000(3)     $240,000(3)     $288,000(3)
  $  900,000       $162,000(3)     $216,000(3)     $270,000(3)     $324,000(3)
  $1,000,000       $180,000(3)     $240,000(3)     $300,000(3)     $360,000(3)
  $1,100,000       $198,000(3)     $264,000(3)     $330,000(3)     $396,000(3)

(1) The Pension Plan benefits are based on the highest five consecutive years out of final ten years of employment before normal retirement date. The SERP benefits are currently based on the yearly compensation for 1996, except for Mr. Vialardi which is based on 1999. The compensation for 1996 for Messrs. Wassong, Hinkaty, Alstodt and McMenemy was $1,334,091, $387,957, $395,604 and $396,509, respectively. The compensation for Mr. Vialardi was $368,100.
(2) Messrs. Wassong, Hinkaty, Alstodt, McMenemy, Vialardi, Sinicropi and Newman have, respectively, 39, 21, 20, 40, 8, 0 and 0 years of credited service under the Pension Plan.
(3) The benefits payable under the Pension Plan are currently limited to $160,000, which is the maximum currently allowable under the Internal Revenue Code of 1986, as amended (the "Code"). Any pension benefit payable in excess of the maximum permitted by the Code would, if applicable, be payable under the SERP.
(4) The maximum years of credited service under the plan is 30 years. Annual benefits for service of 30 or more years are equal to those shown in the 30-year column.
(5)   Annual benefits are not reduced by Social Security or any other benefits.

Employment Agreements

Effective as of the closing of the merger, the Company entered into new employment agreements with Messrs. McMenemy, Hinkaty, Alstodt and Vialardi. In connection with Mr. McMenemy's resignation, his employment agreement was terminated in its entirety and Mr. McMenemy entered into the transition arrangement described below. See "--Separation Arrangements--William McMenemy." On August 5, 2005, the Company announced the appointment of Joseph Sinicropi to the position of Executive Vice President and Chief Financial Officer, replacing Enzo J. Vialardi, our former Executive Vice President and Chief Financial Officer. On July 5, 2005, Cary C. Newman was hired as our new Executive Vice President of Global Operations. The Company has entered into employment agreements with Messrs. Sinicropi and Newman.

Pursuant to the terms of the employment agreements: (i) Mr. Hinkaty serves as the President and Chief Executive Officer and is paid a base salary of $416,416;
(ii) Mr. Alstodt serves as President of Del Cosmetics and is paid a base salary of $416,416; (iii) Mr. Vialardi served as Executive Vice President and Chief Financial Officer and was paid a base salary of $363,090 (iv) Joseph Sinicropi serves as Executive Vice President and Chief Financial Officer of Del and is paid a base salary of $325,000; and (v) Cary C. Newman serves as Executive Vice President of Global Operations and is paid a base salary of $275,000.

The following terms apply to the agreements of Messrs. Hinkaty, Alstodt, Vialardi, Sinicropi and Newman:

Messrs. Hinkaty, Alstodt and Sinicropi are each employed by the Company for a three-year term, three-year term and two-year term, respectively, which is automatically renewed and extended by one day on each day following the beginning of the term. Mr. Newman is employed for a two-year term. Mr. Hinkaty reports directly to the Company's board of directors and Messrs. Alstodt, Sinicropi and Newman report directly to the Chief Executive Officer. Messrs. Hinkaty and Alstodt have each been designated as a member of DLI Holding Corp.'s board of directors.

Messrs. Hinkaty, Alstodt and Vialardi were each paid his maximum 2004 award under our Annual Incentive Plan, as amended and restated. In consideration of this payment, each executive waived his right to an accelerated payment of a pro rata portion of the maximum 2005 award payable to that executive under this plan. Messrs. Hinkaty and Alstodt are each eligible to participate in our future annual incentive plan with a target bonus of 100% of his base salary and a bonus range from 0% to 200% of the target bonus. Mr. Sinicropi is eligible for a target bonus of 75% of his base salary and a bonus range from 0% to 200% of the target bonus. For 2006, Mr. Sinicropi is entitled to a guaranteed bonus of $150,000, payable no later than June 30, 2006. If Mr. Sinicropi's 2006 bonus under the Annual Incentive Plan exceeds the guaranteed bonus amount, the guaranteed bonus payment will be deducted from Mr. Sinicropi's bonus under the Annual Incentive Plan. Mr. Newman is eligible for a bonus to be determined by us, which for 2005 will be no less than $50,000. Each executive is entitled to the employee and senior executive benefits that are provided to our senior executives including participation in our Amended and Restated Supplemental Executive Retirement Plan. The executives are also entitled to participate in any profit sharing, pension, retirement, deferred compensation and savings plans that are made available to our senior executives.

Under his employment agreement, Mr. Vialardi received a payment, which we refer to as the special payment, equal to one-twelfth of his base salary multiplied by the number of months remaining in his employment agreement with us that was in effect prior to the merger, but not less than 24 months, payable in equal monthly installments over 18 months.

Each executive (except Mr. Newman) is entitled to four weeks' paid vacation per calendar year and other benefits and perquisites provided by the Company to its senior executives. Mr. Newman is entitled to three weeks paid vacation per calendar year. Each executive is also entitled to a car benefit and Messrs. Hinkaty and Alstodt are entitled to reimbursement of certain accounting and legal fees. The agreements of Messrs. Hinkaty and Alstodt also provide for the exchange of certain stock options of Del Laboratories, Inc. held by each of them for DLI Holding Corp. stock options, and awards to each of them profit interests in the DLI Holding LLC.

Each executive's (except Mr. Newman's) employment shall terminate on the first to occur of (i) his death, (ii) his disability (as defined in his agreement),
(iii) his termination for cause (as defined in his agreement), (iv) 30 days after written notice delivered to the executive by the Company of his termination without cause, (v) his termination for good reason (as defined in his agreement), or (vi) 30 days after written notice delivered to the Company by the executive of his resignation without good reason. If the executive's (except Mr. Newman's) employment terminates for any reason, he shall be entitled to the following payments, which we refer to collectively as the Accrued Benefits: (i) any earned but unpaid base salary, (ii) (except Mr. Sinicropi) any accrued but unused vacation for calendar years prior to 2005 (iii) any accrued but unused vacation for the year in which the termination occurs, and (iv) any amounts to which he is entitled under any plan, policy, practice or program of ours or agreement with us. If the executive's (except Mr. Newman's) employment terminates due to his death or disability, in addition to the Accrued Benefits, he is entitled to (i) a pro-rata portion of the annual bonus he would receive under our future annual incentive plan, which we refer to as the Pro-rata Bonus,
(ii) in the case of Messrs. Hinkaty and Alstodt, one month's salary payable in each of the six months immediately following the executive's termination and in the case of Mr. Vialardi, the remainder of the base salary payable to him during the term of his employment, and (iii) in the case of Mr. Vialardi, any unpaid portion of the special payment. If the executive's (except Mr. Newman's) employment is terminated by us other than for cause or by the executive for good reason, upon his execution of a release of claims against us and our affiliates, in addition to the Accrued Benefits, the executive is entitled to (i) a Pro-rata Bonus, (ii) in the case of Messrs. Hinkaty and Alstodt, an amount equal to three times the executive's base salary payable in equal monthly installments over the 18 months following his termination, in the case of Mr. Sinicropi, an amount equal to two times the executive's base salary payable in equal monthly installments over 24 months following termination, and in the case of Mr. Vialardi, the remainder of the base salary payable to him during the term of his employment, (iii) in the case of Mr. Vialardi, any unpaid portion of the special payment, and (iv) continued health insurance for the executive and his eligible dependents for 36 months in the case of Messrs. Hinkaty and Alstodt, 24 months in the case of Mr. Sinicropi and in the case of Mr. Vialardi through the end of his term. Each executive is subject to customary non-competition, non-solicitation and confidentiality provisions.

Mr. Newman's employment agreement will terminate on the first to occur of: (i) his death; (ii) his disability (as defined in his agreement); (iii) his termination for cause (as defined in his agreement); and (iv) 120 days after his written notice of his voluntary resignation, except we may waive the 120 days' notice and request his immediate termination, at any time during the notice period, by paying 30 days compensation at his annual base rate. If we terminate Mr. Newman's employment agreement for any reason, (i) we shall have the option to retain his services as a consultant for up to 12 months at his then current base salary; and (ii) his duties as a consultant shall be determined by us. If Mr. Newman's employment terminates due to his death, his legal representative will be entitled to an amount equal to his base salary for three months plus any amounts due for past services. If Mr. Newman's employment terminates due to disability, we will pay him or his legal representative an amount equal to his base salary for the greater of three months or until he is eligible for long term disability coverage under our long term disability plan, plus any amounts due for past services. Moreover, under Mr. Newman's employment agreement, we agree to provide six months notice of our intent to renew the agreement. Mr. Newman is also subject to customary non-competition, non-solicitation and confidentiality provisions.

In the case of Messrs. Hinkaty, Alstodt, and Sinicropi if any payments or benefits made to or for the benefit of the executive by the Company, the Company's or any entity which effectuates a change in control, would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the payments or benefits shall be reduced to the maximum amount that could be paid to the executive that would not give rise to an excise tax. However, DLI Holding Corp. will use its commercially reasonable best efforts to seek the approval of the shareholders of DLI Holding Corp. in the manner provided in Section 280G(b)(5) of the Internal Revenue Code with respect to the reduced payments or benefits so that such amounts would not be subject to the reduction described above.

Separation Arrangements

Dan K. Wassong

On November 10, 2004, the Company entered into a letter of understanding with DLI and Dan K. Wassong, Chairman of the Board of Directors, President and Chief Executive of Del prior to January 27, 2005, pursuant to which Mr. Wassong received a lump sum cash payment equal to $18,500,000, less any bonus paid to him with respect to 2004 or 2005 and also less applicable withholding, contemporaneous with his retirement from the Company on January 27, 2005. This payment fully satisfies Mr. Wassong's rights under his employment agreement with Del dated as of July 1, 1999 to: (i) certain compensation payments that would have been paid over the same number of months as the number of years of Mr. Wassong's employment by Del since 1965, (ii) an additional lump sum payment,
(iii) paid consultancy after his retirement, with office, secretarial and security services, (iv) a gross-up payment in respect of taxes incurred by Mr. Wassong upon forgiveness of certain indebtedness of Mr. Wassong to the Company,
(v) reimbursement of certain expenses including certain legal and accounting fees, (vi) use of an automobile and driver, (vii) all salary and bonus due and owing to him and a pro-rated bonus for the year of his retirement, (viii) accrued vacation, (ix) payment of certain life insurance and health insurance premiums, and (x) participate in any employee benefit programs generally made available to senior executives of Del, except as otherwise provided below. Additionally, pursuant to this separation agreement, at the time of his retirement the Company forgave the remaining outstanding principal balance on a loan from Del to Mr. Wassong as set forth in his employment agreement, and any collateral security related to the loan was released. The separation agreement also contained a general release of claims by Mr. Wassong against the Company and its affiliates.

This agreement has no effect upon (a) Mr. Wassong's rights to (i) vested benefits payable pursuant to any of the Company's tax-qualified pension benefit plans (including, but not limited to, the Company's Employee Stock Ownership
Plan), (ii) vested benefits payable pursuant to the Company's Supplemental Executive Retirement Plan, (iii) receive a cash payment in cancellation of his stock options of Del Laboratories, Inc. or to receive a cash payment under the merger agreement for his shares of common stock of Del Laboratories, Inc., or
(iv) indemnification pursuant to the merger agreement, his employment agreement, the Company's certificate of incorporation and by-laws and applicable law; or
(b) the Company's obligation under Mr. Wassong's employment agreement to continue to maintain "split dollar" life insurance on his behalf. As part of this agreement, Mr. Wassong also notified the Company that he will not exercise his right under his employment agreement to act as a consultant to the Company following his retirement.

William McMenemy

On August 15, 2005, DLI Holding Corp. and DLI Holding LLC entered into a transition arrangement with William McMenemy pursuant to which Mr. McMenemy resigned as President and Chief Executive Officer of the Company and of DLI Holding Corp. effective August 19, 2005, but continues to serve as a director of DLI Holding Corp. and will serve as a consultant to the Company without any consulting fees. Under the transition arrangement, Mr. McMenemy will be paid $1,249,236 (three years' base salary), in equal monthly installments over an 18-month period. At the time of his resignation, Mr. McMenemy received a payment of his accrued but unpaid vacation pay in the amount of $203,384. Mr. McMenemy is entitled to continued coverage under the Company's group health plans for a period of three years or until such time as he may obtain alternative benefit coverage from a new employer, and he will be paid all vested benefits he is entitled to receive in accordance with the terms of any of the Company's employee benefit plans or programs. The Company continued Mr. McMenemy's automobile and garage allowance for three months from the effective date of the transition arrangement and reimbursed him for certain legal fees.

Additionally, pursuant to the transition arrangement and in accordance with the DLI Holding LLC Agreement, Mr. McMenemy received 571.42 shares of common stock of DLI Holding Corp. in full liquidation of DLI Holding LLC common interests originally purchased by him and held at the time of his resignation. The shares of DLI Holding Corp. common stock distributed to Mr. McMenemy will be governed by the terms and conditions of the Stockholders Agreement. In accordance with the terms of the DLI Holding LLC Agreement, Mr. McMenemy forfeited all but 5,454.42 of the profits interests in DLI Holding LLC awarded to him in connection with the merger. These remaining profits interests will be governed by the terms and conditions of the DLI Holding LLC Agreement. In addition, Mr. McMenemy continues to hold the options to purchase shares of DLI Holding Corp. common stock that he received in exchange for certain stock options of Del Laboratories, Inc. held by him at the time of the merger.

Under the transition arrangement, Mr. McMenemy has agreed to be bound by certain confidentiality, non-competition and non-solicitation clauses. In consideration of the benefits provided under the transition arrangements, Mr. McMenemy executed a general release of claims against us and our affiliates.

DLI Stock Incentive Plan
------------------------

Overview
--------

DLI adopted a new stock incentive plan effective on January 27, 2005. The incentive plan provides for grants of two types of options to officers or key employees of the Company and its subsidiaries:

      (a) Service options, which will generally become exercisable in three equal annual installments commencing on the first anniversary of the grant date; and

      (b) Performance options, which will generally become exercisable only if Kelso is able to sell its indirect equity investment in DLI at a price equal to at least two times its initial investment and achieve at least a 14% internal rate of return, subject to certain exceptions.

Under the incentive plan, 234,508 shares are reserved for issuance which represents approximately 5.52% of the outstanding shares of DLI Holding Corp. common stock as of the effective date of the merger. Under the incentive plan, 33% of the options are service options, and 67% are exit options. In March 2006, the Company's board of directors approved option grants for 124,200 shares under this incentive plan.

The exercise price of each option under the incentive plan is determined by the compensation committee, provided that the exercise price cannot be less than the fair market value (as determined under the incentive plan) of the DLI Holding Corp. common stock on the date of grant. While the incentive plan provides that the compensation committee may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code, it is anticipated that all options granted under the incentive plan will be non-qualified stock options for federal income tax purposes.

Options are not transferable other than by will or by the laws of descent and distribution or, if permitted by the compensation committee. All of the shares acquired upon exercise of any option will be subject to the security-holder arrangements described below. See "Certain Relationships and Related Transactions--Stockholders Agreement."

Unless otherwise determined by the compensation committee at the time of grant, upon a Change in Control (as defined in the incentive plan), each outstanding service option (whether or not then exercisable), together with any outstanding exit option that, prior to or in connection with such Change in Control, has become exercisable, will be canceled in exchange for a payment in cash of an amount equal to the excess of the price paid in the change in control transaction over the exercise price of such option. All remaining exit options that have not become exercisable at the time of the Change in Control will be canceled. Notwithstanding the foregoing, if provided in the option agreement, no compelled exercise, cancellation, acceleration of exercisability, vesting, cash settlement or other payment will occur upon a Change in Control with respect to any option if the compensation committee reasonably determines in good faith prior to the Change in Control that such option will be honored or assumed, or new rights substituted therefore by a participant's employer (or the parent or a subsidiary of such employer) immediately following the Change in Control.

To be approved by the compensation committee, any honored, assumed or new rights must provide the participant with equivalent or better rights and entitlements than the rights available under the current options; have substantially equivalent economic value to the current options; and have terms and conditions which provide that in the event the participant's employment is involuntarily terminated following a Change in Control, any conditions on a participant's rights or restrictions on transfer or exercisability (including vesting) will be waived or lapse.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

DLI Holding Corp. owns, through DLI Holding II Corp., 100% of our equity interests. The following table sets forth certain information as of March 15, 2006 with respect to the beneficial ownership of DLI Holding Corp.'s equity securities by: (1) each person or entity who owns of record or beneficially 5% or more of any class of DLI Holding Corp.'s voting securities; (2) each of our named executive officers and directors; and (3) all of our directors and named executive officers as a group. To our knowledge, each stockholder will have sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

                                                                      SHARES BENEFICIALLY OWNED
                                                                  ---------------------------------
                                                                     NUMBER OF
                                                                     SHARES OF          PERCENTAGE
NAME                                                              COMMON STOCK(1)       OF CLASS(2)
---------------------------------------------------------------   ---------------       -----------
Principal Shareholder:
      DLI Holding LLC(3).......................................      4,224,515            99.99%
            Kelso Investment Associates VII, L.P.(3)(4)........      4,160,904             98.5%
            KEP VI, LLC(3)(4)..................................      4,160,904             98.5%
Named Executive Officers and Directors:
      William McMenemy(5)(6)...................................        135,393              3.1%
      Charles J. Hinkaty(5)(7)(10).............................        135,004              3.0%
      Harvey P. Alstodt(5)(8)(10)..............................         29,945                *
      Enzo J. Vialardi.........................................              0                0
      Dan K. Wassong...........................................              0                0
      Joseph Sinicropi(10).....................................              0                0
      Cary C. Newman(10).......................................              0                0
      Church M. Moore(3)(5)(9).................................              0                0
      Philip E. Berney(3)(4)(5)................................      4,160,904             98.5%
Executive Officers and Directors as a group
      (9 persons)(11)..........................................      4,461,246             98.6%

*     Less than one percent.
(1) The number of shares includes shares of common stock subject to options exercisable within 60 days of March 15, 2006.
(2) Shares subject to options exercisable within 60 days of March 15, 2006 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.
(3) The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, NY 10022.
(4) Includes shares of common stock held by: (i) Kelso Investment Associates VII, L.P., a Delaware limited partnership, or KIA VII, and (ii) KEP VI, LLC, a Delaware limited liability company, or KEP VI. KIA VII and KEP VI may be deemed to share beneficial ownership of shares of common stock owned of record by DLI Holding LLC, by virtue of their ownership interests in DLI Holding LLC. KIA VII and KEP VI, due to their common control, could be deemed to beneficially own each of the other's shares. Each of KIA VII and KEP VI disclaim such beneficial ownership.
(5)   Members of DLI Holding Corp.'s board of directors.

(6) Includes 134,822 shares of common stock issuable pursuant to options that are currently exercisable and 571 shares of common stock received in accordance with his separation arrangement.
(7) Includes 135,004 shares of common stock issuable pursuant to options that are currently exercisable.
(8) Includes 29,945 shares of common stock issuable pursuant to options that are currently exercisable.
(9) Mr. Moore may be deemed to share beneficial ownership of shares of common stock owned of record by DLI Holding LLC, by virtue of his status as a non-managing member of KEP VI and a limited partner of Kelso GP VII, L.P., the principal business of which is serving as the general partner of KIA
      VII. Mr. Moore disclaims beneficial ownership of such interests.
(10) Each of Messrs. Hinkaty, Alstodt, Sinicropi and Newman have made an investment in DLI Holding LLC and, as a result, each owns 611 common interests in the LLC. These ownership interests give Messrs. Hinkaty, Alstodt, Sinicropi and Newman certain indirect economic rights with respect to DLI Holding Corp. common stock, including an entitlement in certain circumstances to a liquidating distribution of approximately 0.05% of the outstanding shares of such stock in the aggregate.
(11) Includes shares of common stock the beneficial ownership of which Mr. Berney may be deemed to share, as described in note 5 above.

Item 13 - Certain Relationships and Related Transactions

STOCKHOLDERS ARRANGEMENTS

STOCKHOLDERS AGREEMENT

Del is a direct wholly-owned subsidiary of DLI Holding II Corp. and an indirect wholly-owned subsidiary of DLI Holding Corp. On January 27, 2005, DLI Holding Corp. entered into a stockholders agreement with DLI Holding LLC, which currently owns 99.99% of DLI Holding Corp.'s issued and outstanding common stock, and the continuing investors who currently hold options to purchase common stock of DLI Holding Corp. The board of directors of DLI Holding Corp. consists of five directors. Pursuant to the stockholders agreement, DLI Holding LLC has the right to designate all of the directors.

The stockholders agreement generally restricts the transfer of shares of common stock owned by the continuing investors and any of our employees who at the closing of the merger were or who thereafter will become parties to the agreement. Exceptions to this restriction include transfers in connection with a registered offering, certain transfers for estate planning purposes, certain pledges and certain involuntary transfers in connection with a default, foreclosure, forfeiture, divorce, court order or otherwise than by a voluntary decision of the continuing investor or employee (so long as DLI Holding Corp. has been given the opportunity to purchase the common stock subject to such involuntary transfer). The stockholders agreement also generally restricts the transfer of shares of common stock owned by DLI Holding LLC. Exceptions to this restriction include transfers in connection with a registered offering, certain transfers to affiliates of DLI Holding LLC, transfers to the continuing investors or any of our employees who may become members of DLI Holding LLC in connection with distributions provided for pursuant to the limited liability company agreement for DLI Holding LLC, or the DLI Holding LLC agreement, and certain involuntary transfers by DLI Holding LLC similar to those described above.

In addition, the parties to the stockholders agreement have "tag-along" rights to sell their shares on a pro rata basis with DLI Holding LLC in significant sales to third parties. Similarly, DLI Holding LLC has "drag-along" rights to cause the other parties to the stockholders agreement to sell their shares on a pro rata basis with DLI Holding LLC in significant sales to third parties. The continuing investors and our other employees who are parties to the stockholders agreement are subject to "put" and "call" rights, which entitle these persons to require DLI Holding Corp. to purchase their shares, and which entitle DLI Holding Corp. to require these persons to sell their shares to DLI Holding Corp., upon certain terminations of the stockholder's employment with DLI Holding Corp., at differing prices, depending upon the circumstances of the termination.

REGISTRATION RIGHTS AGREEMENT

On January 27, 2005, DLI Holding Corp. also entered into a registration rights agreement with the other parties to the stockholders agreement. Pursuant to this agreement, DLI Holding LLC has the right to make an unlimited number of requests that DLI Holding Corp. use its best efforts to register its shares under the Securities Act. In any demand registration, all of the parties to the registration rights agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, if DLI Holding Corp. proposes to register any of its shares (other than registrations related to exchange offers, benefit plans and certain other exceptions), all of the holders party to the registration rights agreement have the right to include their shares in the registration statement, subject to certain conditions.

DLI HOLDING LLC AGREEMENT

On January 27, 2005, the Kelso affiliates, Magnetite Asset Investors III L.L.C., or Magnetite, and the continuing investors entered into the DLI Holding LLC agreement. The Kelso affiliates and Magnetite own approximately 99.99% of the common interests in DLI Holding LLC (which interests were acquired for an aggregate purchase price of approximately $138.2 million). Messrs. Hinkaty, Alstodt, Sinicropi and Newman collectively own less than 0.1% of the common interests (which interests were acquired for an aggregate purchase price of $80,000) in DLI Holding LLC. Magnetite owns, in the aggregate, approximately 1.4% of the common interests in DLI Holding LLC. The continuing investors of the merger together with Messrs. Sinicropi and Newman currently hold profit interests in DLI Holding LLC that may entitle them to approximately 4% to 5%, in the aggregate, of any appreciation in the value of the assets of DLI Holding LLC following the closing of the merger.

The DLI Holding LLC agreement generally restricts the transfer of interests in DLI Holding LLC owned by the continuing investors and the third party investor, if any. Exceptions to this restriction include transfers by the continuing investors for certain estate planning purposes and certain involuntary transfers by the continuing investors and the third party investor, if any, in connection with a default, foreclosure, forfeiture, divorce, court order or otherwise than by a voluntary decision of the continuing investor (so long as DLI Holding LLC has been given the opportunity to purchase the interests subject to such involuntary transfer). In addition, the continuing investors and the third party investor, if any, have "tag-along" rights to sell their interests on a pro rata basis with the Kelso affiliates in significant sales to third parties. Similarly, the Kelso affiliates have "drag-along" rights to cause the continuing investors and the third party investor, if any, to sell their shares on a pro rata basis with the Kelso affiliates in significant sales to third parties.

The board of directors of DLI Holding LLC consists of three directors. The Kelso affiliates have the right to designate all of the directors. Pursuant to the DLI Holding LLC agreement, DLI Holding LLC will be dissolved and its affairs wound up upon the occurrence of: (i) the vote of the board of directors and members or
(ii) any event which under applicable law would cause the dissolution of DLI Holding LLC.

EXCHANGE AGREEMENTS

On January 27, 2005, each of the continuing investors entered into a separate exchange agreement with DLI Holding Corp. under which he exchanged, effective as of the closing of the merger, options to purchase common stock of Del Laboratories, Inc. having an aggregate spread value of approximately $4.5 million for options to purchase DLI Holding Corp. common stock with an equivalent spread value. As a result of these exchange agreements, the continuing investors hold options to purchase DLI Holding Corp. stock representing in the aggregate approximately 6.6% of the fully diluted equity of DLI Holding Corp. immediately after the merger. Mr. McMenemy also received a distribution of shares of DLI Holding Corp. in connection with his resignation representing, in the aggregate, approximately 0.01% of the fully diluted equity of DLI Holding Corp. In addition, the continuing investors, excluding Mr. McMenemy, own, through their common interests in DLI Holding LLC, common stock of DLI Holding Corp. representing, in the aggregate, less than 0.1% of the fully diluted equity of DLI Holding Corp.

FINANCIAL ADVISORY AGREEMENT

In connection with the merger, DLI Holding Corp. paid to Kelso a one-time fee of $3.2 million for investment banking services. In addition, DLI Holding Corp. entered into a financial advisory agreement with Kelso for services to be provided by Kelso to Del in return for financial advisory fees to be paid quarterly in advance to Kelso by DLI Holding Corp. The aggregate annual amount of the advisory fee payable to Kelso is $1.2 million. Kelso has agreed to receive approximately $0.6 million of such advisory fees at a later date to be determined between Kelso and us. The financial advisory agreement provides that DLI Holding Corp. indemnify Kelso and certain of Kelso's officers, directors, affiliates' respective partners, employees, agents and control persons (as such term is used in the Securities Act and the rules and regulations thereunder) in connection with the merger, Kelso's investment in DLI Holding Corp., Kelso's control of DLI Holding Corp. or any of its subsidiaries (including Del) and the services rendered to DLI Holding Corp. under the financial advisory agreement. It also provides that DLI Holding Corp. reimburse Kelso's expenses incurred in connection with the merger, including with respect to the financing of the merger, and with respect to services to be provided to DLI Holding Corp. on a going-forward basis. The financial advisory agreement also provides for the payment of certain fees by DLI Holding Corp. to Kelso in connection with future investment banking services and for the reimbursement by DLI Holding Corp. of expenses incurred by Kelso in connection with such services.

Item 14 - Principal Accountant Fees and Services
------------------------------------------------

KPMG LLP, is the Company's independent registered public accounting firm and has served in such capacity since 1968. The Audit Committee of the Board of Directors has appointed KPMG LLP for the current fiscal year.

The aggregate fees billed for professional services by KPMG LLP in 2005 and 2004 were:


                 Type of Fees:                 2005            2004
                 -------------                 ----            ----
            Audit Fees (1)                  $1,270,000       $918,200
            Audit-Related Fees (2)             672,500         270,400
            Tax Fees (3)                       160,700         188,840
                                            ----------      ----------
            Total                           $2,103,200      $1,377,440

(1) Audit fees consisted of professional services rendered for the audit of the Company's annual consolidated financial statements, the quarterly review of the consolidated financial statements included in the Company's Forms 10-K and 10-Q, and preparation of SOX 404 requirements.

(2) Audit-related fees consisted of professional services rendered in connection with the Company's 144A debt offering, services rendered in connection with the acquisition, and the issuance of a comfort letter and consent. Audit related fees also include fees for the audit of the financial statements of the Company's ESOP, two pension plans and 401(k) plan.

(3) Tax fees consisted principally of professional services rendered in connection with tax compliance and reporting.

The 2005 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company's independent auditors.

On an ongoing basis, management communicates specific projects and categories of services for which advance approval of the Audit Committee is required. The Audit Committee reviews these requests and advises management and the independent registered public accounting firm if the Audit Committee pre-approves the engagement of the independent registered public accounting firm for such projects and services. On a periodic basis, the independent registered public accounting firm reports to the Audit Committee the actual spending for such projects and services compared to the approved amounts. The Audit Committee may delegate the ability to pre-approve audit and permitted non-audit services to the Chair of the Audit Committee, provided that any such pre-approvals are reported at the next Audit Committee meeting.

Audit Committee Report
----------------------

The Company's securities are not listed on any national securities exchange and the Company is not required to have an audit committee. The Audit Committee of the Board of Directors for fiscal year 2005 was composed of three directors. The members of the Audit Committee were Church M. Moore (Chair), Philip E. Berney and Charles J. Hinkaty. The Audit Committee reviewed the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee has reviewed and discussed the Company's audited consolidated financial statements with management, which has primary responsibility for the financial statements. KPMG LLP, the Company's independent registered public accounting firm are responsible for expressing an opinion on the conformity of the Company's audited consolidated financial statements with accounting principles generally accepted in the United States of America. The Audit Committee has discussed with KPMG LLP the matters that are required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committee). KPMG LLP has provided to the Audit Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with KPMG LLP that firm's independence. The Committee also considered whether KPMG's provision of non-audit services to the Company is compatible with KPMG's independence.

Based on the consideration referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for 2005. The foregoing report is provided by the following directors, who constitute the Audit Committee.

            Church M. Moore, Chair
            Philip E. Berney
            Charles J. Hinkaty


Part IV

Item 15 - Exhibits, Financial Statement Schedules

a) Documents filed as part of this report:

      (1) and (2) See Consolidated Financial Statements and Schedule included herein.

      (3) Exhibit Index.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------
2.1         Agreement and Plan of Merger, dated as of July 1, 2004, among DLI
            Holding Corp., DLI Acquisition Corp. and Del Laboratories, Inc.
            Filed as Annex A to Del Laboratories, Inc.'s Preliminary Proxy
            Statement on Amendment No. 1 to Schedule 14A filed November 10, 2004
            (Commission File No. 001-05439) and incorporated herein by reference.

3.1 Amended and Restated Certificate of Incorporation of Del Laboratories, Inc. Filed as Exhibit 3.1 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

3.2         Amended and Restated By-Laws of Del Laboratories, Inc. Filed as
            Exhibit 3.2 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

3.3 Certificate of Incorporation of Del Pharmaceuticals, Inc., as amended. Filed as Exhibit 3.3 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

3.4         Amended and Restated By-Laws of Del Pharmaceuticals, Inc. Filed as
            Exhibit 3.4 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

3.5         Certificate of Incorporation of Royce & Rader, Inc., as amended.
            Filed as Exhibit 3.5 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

3.6         Amended and Restated By-Laws of Royce & Rader, Inc. Filed as Exhibit
            3.6 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

3.7 Certificate of Incorporation of Parfums Schiaparelli, Inc., as amended. Filed as Exhibit 3.7 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

3.8         Amended and Restated By-Laws of Parfums Schiaparelli, Inc. Filed as
            Exhibit 3.8 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

3.9 Certificate of Incorporation of 565 Broad Hollow Realty Corp., as amended. Filed as Exhibit 3.9 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

3.10 Amended and Restated By-Laws of 565 Broad Hollow Realty Corp. Filed as Exhibit 3.10 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

3.11        Certificate of Incorporation of Del Professional Products, Inc.
            Filed as Exhibit 3.11 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

3.12 By-Laws of Del Professional Products, Inc. Filed as Exhibit 3.12 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

EXHIBIT
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------
4.1         Credit Agreement, dated as of December 29, 2005, among DLI Holding
            II Corp., Del Laboratories, Inc., as borrower, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. Filed as Exhibit 10.1 to Del Laboratories,
            Inc.'s Current Report on Form 8-K filed January 4, 2006 (Commission
            File No. 001-05439) and incorporated herein by reference.

4.2 First Amendment to Credit Agreement, dated as of February 23, 2006 among DLI Holding II Corp., Del Laboratories, Inc., as borrower and JPMorgan Chase Bank, N.A. as administrative agent and lender. Filed as Exhibit 10.1 to Del Laboratories, Inc.'s Current Report on Form 8-K filed March 1, 2006 (Commission File No. 001-05439) and incorporated herein by reference.

4.3 Indenture, dated as of October 28, 2005, among Del Laboratories, Inc., each of the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 10.1 to Del Laboratories, Inc.'s Current Report on Form 8-K filed November 2, 2005 (Commission File No. 001-05439) and incorporated herein by reference.

4.4 Registration Rights Agreement, dated as of October 28, 2005, among Del Laboratories, Inc., the guarantors listed on Schedule I thereto, and Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. Filed as Exhibit 10.11 to Del Laboratories, Inc.'s Current Report on Form 8-K filed November 2, 2005 (Commission File No. 001-05439) and incorporated herein by reference.

4.5 Form of Senior Secured Floating Rate Notes due 2011 of Del Laboratories, Inc. (included in Exhibit 4.2 hereto).

4.6 Indenture, dated as of January 27, 2005, by and among DLI Acquisition Corp., which merged with and into Del Laboratories, Inc. with Del Laboratories, Inc. continuing as the surviving corporation, Del Pharmaceuticals, Inc., Del Professional Products, Inc., Royce & Rader, Inc., 565 Broad Hollow Realty Corp. and Parfums Schiaparelli, Inc. and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.4 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

4.7 Supplemental Indenture, dated as of January 27, 2005, by and among Del Laboratories, Inc., Del Pharmaceuticals, Inc., Del Professional Products, Inc., Royce & Rader, Inc., 565 Broad Hollow Realty Corp. and Parfums Schiaparelli, Inc. and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.5 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

4.8 Registration Rights Agreement, dated as of January 27, 2005, by and among DLI Acquisition Corp., and Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. relating to the 8.00% Senior Subordinated Notes due 2012 of DLI Acquisition Corp. Filed as Exhibit 4.6 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

4.9 First Amendment to the Registration Rights Agreement, dated as of January 27, 2005, among Del Laboratories, Inc., Del Pharmaceuticals, Inc., Del Professional Products, Inc., Royce & Rader, Inc., 565 Broad Hollow Realty Corp. and Parfums Schiaparelli, Inc. and Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. relating to the 8.00% Senior Subordinated Notes due 2012 of Del Laboratories, Inc., as successor by merger to DLI Acquisition Corp. Filed as Exhibit 4.7 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

4.10 Form of 8.00% Senior Subordinated Notes due 2012 of Del Laboratories, Inc., as successor by merger to DLI Acquisition Corp. (included in Exhibit 4.5 hereto). Filed as Exhibit 4.8 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

EXHIBIT
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------
10.1        Financial Advisory Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Kelso & Company, L.P. Filed as Exhibit
            10.1 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

10.2 Employment Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and William McMenemy. Filed as Exhibit 10.2 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

10.3 Transition Arrangement by and among DLI Holding Corp., DLI Holding LLC and William McMenemy dated August 15, 2005. Filed as Exhibit
            10.1 to Del Laboratories, Inc.'s Current Report on Form 8-K filed August 19, 2005 (Commission File No. 001-05439) and incorporated herein by reference.

10.4 Employment Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Charles J. Hinkaty. Filed as Exhibit 10.3 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

10.5 Amendment No. 1 to Employment Agreement between Charles J. Hinkaty and DLI Holding Corp., effective August 19, 2005. Filed as Exhibit
            10.2 to Del Laboratories, Inc.'s Current Report on Form 8- K filed August 19, 2005 (Commission File No. 001-05439) and incorporated herein by reference.

10.6 Employment Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Harvey P. Alstodt. Filed as Exhibit 10.4 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

10.7 Employment Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Enzo J. Vialardi. Filed as Exhibit 10.5 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

10.8 Stockholders Agreement, dated as of January 27, 2005, by and among DLI Holding Corp., DLI Holding LLC, William McMenemy, Charles J. Hinkaty and Harvey P. Alstodt. Filed as Exhibit 10.6 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

10.9 Registration Rights Agreement, dated as of January 27, 2005, by and among DLI Holding Corp., DLI Holding LLC, William McMenemy, Charles
            J. Hinkaty and Harvey P. Alstodt. Filed as Exhibit 10.7 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

10.10 DLI Holding Corp. Stock Incentive Plan. Filed as Exhibit 10.8 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

10.11 Form of Option Agreement under DLI Holding Corp. Stock Incentive Plan. Filed as Exhibit 10.9 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

10.12 Exchange Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and William McMenemy. Filed as Exhibit 10.10 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

10.13 Exchange Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Charles J. Hinkaty. Filed as Exhibit 10.11 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

10.14 Exchange Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Harvey P. Alstodt. Filed as Exhibit 10.12 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

10.15 Rollover Stock Option Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and William McMenemy. Filed as Exhibit
            10.13 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

EXHIBIT
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------
10.16       Rollover Stock Option Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Charles J. Hinkaty. Filed as Exhibit
            10.14 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

10.17 Rollover Stock Option Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Harvey P. Alstodt. Filed as Exhibit
            10.15 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

10.18 Letter of Understanding, dated as of November 10, 2004, by and among DLI Holding Corp., Del Laboratories, Inc. and Dan K. Wassong. Filed as Exhibit 10.16 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

10.19 Employee Pension Plan, effective January 1, 1997 (amended and restated). Filed as Exhibit 10.1 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2002 (Commission File No. 001-05439) and incorporated herein by reference.

10.20 Amendment No. 1 to Employee Pension Plan. Filed as Exhibit 10.2 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2003 (Commission File No. 001-05439) and incorporated herein by reference.

10.21 Amendment No. 2 to Employee Pension Plan. Filed as Exhibit 10.3 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 12, 2004 (Commission File No. 001-05439) and incorporated herein by reference.

10.22 Employee Stock Ownership Plan, effective January 1, 1997 (amended and restated). Filed as Exhibit 10.2 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2002 (Commission File No. 001-05439) and incorporated herein by reference.

10.23       Amendment No. 1 to Employee Stock Ownership Plan. Filed as Exhibit
            10.4 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2003 (Commission File No. 001-05439) and incorporated herein by reference.

10.24       Amendment No. 2 to Employee Stock Ownership Plan. Filed as Exhibit
            10.6 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 12, 2004 (Commission File No. 001-05439) and incorporated herein by reference.

10.25       Amendment No. 3 to Employee Stock Ownership Plan. Filed as Exhibit
            10.7 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 12, 2004 (Commission File No. 001-05439) and incorporated herein by reference.

10.26 401(k) Plan effective January 1, 1997 (amended and restated). Filed as Exhibit 10.3 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2002 (Commission File No. 001-05439) and incorporated herein by reference.

10.27 Amendment No. 1 to 401(k) Plan. Filed as Exhibit 10.6 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2003 (Commission File No. 001-05439) and incorporated herein by reference.

10.28 Amendment No. 2 to 401(k) Plan. Filed as Exhibit 10.7 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2003 (Commission File No. 001-05439) and incorporated herein by reference.

EXHIBIT
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------
10.29       Amendment No. 3 to 401(k) Plan. Filed as Exhibit 10.11 to Del
            Laboratories, Inc.'s Annual Report on Form 10-K filed March 12, 2004
            (Commission File No. 001-05439) and incorporated herein by reference.

10.30 Amended and Restated Supplemental Executive Retirement Plan. Filed as Exhibit 10.8 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2003 (Commission File No. 001-05439) and incorporated herein by reference.*

10.31 Amended and Restated Employment Agreement, dated as of July 1, 1999, between Del Laboratories, Inc. and Dan K. Wassong. Filed as Exhibit
            10.14 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 30, 2000 (Commission File No. 001-05439) and incorporated herein by reference.*

10.32 Amendment, dated as of April 22, 2002, to Dan K. Wassong Employment Agreement. Filed as Exhibit 10.12 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2003 (Commission File No. 001-05439) and incorporated herein by reference.*

10.33       Life Insurance Agreement, dated as of February 18, 1993. Filed as
            Exhibit 9 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 31, 1994 (Commission File No. 001-05439) and incorporated herein by reference.

10.34 Limited Liability Company Agreement by and among Kelso Investment Associates VII, L.P., KEP VI, LLC, William McMenemy, Charles J. Hinkaty, Harvey P. Alstodt and Magnetite Asset Investors III L.L.C., for DLI Holding LLC. Filed as Exhibit 10.32 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

10.35 Employment Agreement with Joseph Sinicropi, dated as of July 25, 2005. Filed as Exhibit 10.1 to Del Laboratories, Inc.'s Current Report on Form 8-K filed August 8, 2005 (Commission File No. 001-05439) and incorporated herein by reference.*

10.36 Employment Agreement with Cary Newman, dated as of June 10, 2005. Filed as Exhibit 10.34 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed January 26, 2006 (Commission File No. 333-131293) and incorporated herein by reference.*

10.37 Guarantee and Collateral Agreement, dated as of December 29, 2005, made by DLI Holding II Corp., Del Laboratories, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent. Filed as Exhibit 10.2 to Del Laboratories, Inc.'s Current Report on Form 8-K filed January 4, 2006 (Commission File No. 001-05439) and incorporated herein by reference.

10.38 Intellectual Property Security Agreement, dated as of October 28, 2005, made by Del Laboratories, Inc. and certain of its subsidiaries in favor of Wells Fargo Bank, National Association, as collateral agent. Filed as Exhibit 10.6 to Del Laboratories, Inc.'s Current Report on Form 8-K filed November 2, 2005 (Commission File No. 001-05439) and incorporated herein by reference.

10.39 Intellectual Property Security Agreement, dated as of December 29, 2005, made by Del Laboratories, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent. Filed as Exhibit 10.3 to Del Laboratories, Inc.'s Current Report on Form 8-K filed January 4, 2006 (Commission File No. 001-05439) and incorporated herein by reference.

10.40 Intercreditor Agreement, dated as of October 28, 2005, among Del Laboratories, Inc., the other grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as credit facility collateral agent, and Wells Fargo Bank, National Association, as trustee and as note collateral agent. Filed as
            Exhibit 10.8 to Del Laboratories, Inc.'s Current Report on Form 8-K filed November 2, 2005 (Commission File No. 001-05439) and incorporated herein by reference.

10.41 Intercreditor Confirmation Letter, dated December 29, 2005, from Del Laboratories, Inc and the other grantors, to JPMorgan Chase Bank, N.A., as administrative agent and as credit facility collateral agent, and Wells Fargo Bank, National Association, as trustee and note collateral agent. Filed as Exhibit 10.39 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed January 26, 2006 (commission File No. 333-131293) and incorporated herein by reference.

EXHIBIT
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------
10.42       Deed of Trust, Assignment of Leases and Rents, Security Agreement,
            Financing Statement and Fixture Filing, dated as of October 28,
            2005, from Del Laboratories, Inc. to Biberstein & Nunalee, LLP, as trustee, for the benefit of Wells Fargo Bank, National Association, as note collateral agent. Filed as Exhibit 10.9 to Del Laboratories, Inc.'s Current Report on Form 8-K filed November 2, 2005 (Commission
            File No. 001-05439) and incorporated herein by reference.

10.43 Second Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of December 29, 2005 from Del Laboratories, Inc. to Biberstein & Nunalee, LLP, as trustee, for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to Del Laboratories, Inc.'s Current Report on Form 8-K filed January 4, 2006 (Commission File No. 001-05439) and incorporated herein by reference.

12.1        Computation of Ratio of Earnings to Fixed Charges.

14.1        Code of Ethics.

21.1        List of subsidiaries.

23.1        Consent of KPMG LLP.

31.1        Certification of Chief Executive Officer.

31.2        Certification of Chief Financial Officer.

32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1850.

32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1850.

----------
*     Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL LABORATORIES, INC.
(Registrant)


By /s/ Charles J. Hinkaty                 March 29, 2006
       -----------------------------------
       Charles J. Hinkaty, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


By /s/ Charles J. Hinkaty                 March 29, 2006
       -----------------------------------
       Charles J. Hinkaty, President and
       Chief Executive Officer (Principal Executive Officer), Director


By /s/ Harvey P. Alstodt                  March 29, 2006
       -----------------------------------
       Harvey P. Alstodt, President Del Cosmetics, Director


By /s/ Philip E. Berney                   March 29, 2006
       -----------------------------------
       Philip E. Berney, Director


By /s/ Church M. Moore                    March 29, 2006
       -----------------------------------
       Church M. Moore, Director


By /s/ William McMenemy                   March 29, 2006
       -----------------------------------
       William McMenemy, Director


By /s/ Joseph Sinicropi                   March 29, 2006
       -----------------------------------
       Joseph Sinicropi, Executive Vice President,
       Chief Financial Officer (Principal Accounting and Financial Officer)

                    DEL LABORATORIES, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm                      F-2

Financial Statements:

      Consolidated Balance Sheets as of December 31, 2005 (Successor)
      and 2004 (Predecessor).                                                F-3

      Consolidated Statements of Operations for the eleven months ended December 31, 2005 (Successor), one month ended January 31,
      2005 (Predecessor), and the twelve months ended December 31,
      2004 and 2003 (Predecessor).                                           F-4

      Consolidated Statements of Shareholders' Equity for the eleven months ended December 31, 2005 (Successor), one month ended
      January 31, 2005 (Predecessor), and the twelve months ended
      December 31, 2004 and 2003 (Predecessor).                              F-5

      Consolidated Statements of Cash Flows for the for the eleven months ended December 31, 2005 (Successor), one month ended
      January 31, 2005 (Predecessor), and the twelve months ended
      December 31, 2004 and 2003 (Predecessor).                              F-6

      Notes to Consolidated Financial Statements                             F-7

Financial Statement Schedule:

ll Valuation and Qualifying Accounts for the eleven months ended December 31, 2005 (Successor), one month ended January 31, 2005 (Predecessor), and the twelve months ended December 31, 2004 and 2003 (Predecessor) years.

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Del Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Del Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2005 (Successor Period) and 2004 (Predecessor Period), and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from February 1, 2005 to December 31, 2005 (Successor Period), the period from January 1, to January 31, 2005 (Predecessor Period) and each of the years in the two year period ended December 31, 2004 (Predecessor Period). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Laboratories, Inc. and subsidiaries at December 31, 2005 (Successor Period) and 2004 (Predecessor Period), and the results of their operations and their cash flows for the period from February 1, 2005 to December 31, 2005 (Successor Period), the period from January 1 to January 31, 2005 (Predecessor Period) and each of the years in the two year period ended December 31, 2004 (Predecessor Period), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


Melville, New York
March 29, 2006

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     December 31, 2005 and December 31, 2004
                                 (In thousands)

                                                                               SUCCESSOR       PREDECESSOR
                                                                                 PERIOD           PERIOD
                                                                                  2005             2004
                                                                               ----------      -----------
      ASSETS

Current assets:
      Cash and cash equivalents                                                $    2,602       $    3,873
      Accounts receivable, less allowance for doubtful accounts
        of $1,674 in 2005 and $1,726 in 2004                                       72,311           78,977
      Inventories                                                                 122,297          111,235
      Income taxes receivable                                                         362              177
      Deferred income taxes                                                        11,153            7,224
      Prepaid expenses and other current assets                                     4,947            3,508
                                                                               ----------       ----------
                 Total current assets                                             213,672          204,994
                                                                               ----------       ----------
Property, plant and equipment, at cost                                             56,468           84,070
Less accumulated depreciation and amortization                                     (6,975)         (37,301)
                                                                               ----------       ----------
      Net property, plant and equipment                                            49,493           46,769

Intangibles arising from acquisitions, net                                        259,287            7,085
Goodwill                                                                          125,983            6,282
Other assets                                                                       30,076           13,743
Deferred income taxes                                                              27,744            6,587
                                                                               ----------       ----------
                 Total assets                                                  $  706,255       $  285,460
                                                                               ==========       ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                                        $      185       $      501
      Accounts payable                                                             35,138           50,530
      Accrued liabilities                                                          35,474           19,734
                                                                               ----------       ----------
                 Total current liabilities                                         70,797           70,765

Long-term pension liability, less current portion                                  20,447           12,273
Deferred income taxes                                                             106,857            7,836
Deferred liability                                                                  1,062            1,405
Senior secured notes                                                              185,000               --
8% senior subordinated notes, net of unamortized discount of $1,034               173,966               --
Long-term debt, less current portion                                               23,275           71,233
                                                                               ----------       ----------
                 Total liabilities                                                581,404          163,512
                                                                               ----------       ----------
Shareholders' equity:
      Preferred stock $.01 par value, authorized
        1,000,000 shares; no shares issued (Predecessor)                               --               --
      Common stock $1 par value, authorized
        20,000,000 shares; issued 10,000,000 shares (Predecessor)                      --           10,000
      Common stock $.01 par value, 1,000 shares authorized
        and issued (Successor)                                                         --               --
      Additional paid-in capital                                                  145,140            9,348
      Accumulated other comprehensive income (loss)                                   453           (2,363)
      Retained earnings (deficit)                                                 (20,742)         110,918
                                                                               ----------       ----------
                                                                                  124,851          127,903

      Less:  Treasury stock at cost, 242,553 shares in 2004 (Predecessor)              --           (5,453)
                 Receivables for stock options exercised (Predecessor)                 --             (502)
                                                                               ----------       ----------
                 Total shareholders' equity                                       124,851          121,948
                                                                               ----------       ----------
                 Total liabilities and shareholders' equity                    $  706,255       $  285,460
                                                                               ==========       ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    SUCCESSOR PERIOD AND PREDECESSOR PERIODS
                                 (In thousands)

                                              SUCCESSOR PERIOD                          PREDECESSOR PERIOD
                                             ------------------     --------------------------------------------------------
                                              February 1, 2005-      January 1, 2005-       Fiscal Year        Fiscal Year
                                              December 31, 2005      January 31, 2005           2004               2003
                                             ------------------     ------------------     --------------     --------------
Net sales                                    $          375,399     $           18,206     $      396,675     $      385,953

Cost of goods sold                                      211,014                  9,718            198,425            185,772
Selling and administrative expenses                     157,142                 11,475            166,732            161,644
Severance expenses (note 11)                              3,250                     --                 20              2,033
Merger expenses (note 1)                                  4,711                 18,974              1,415                 --
                                             ------------------     ------------------     --------------     --------------
    Operating income (loss)                                (718)               (21,961)            30,083             36,504

Other income (expense):
    Gain (loss) on sale of property                         555                     --               (146)                --
    Loss on early extinguishment of debt                 (6,449)                    --                 --                 --
    Interest expense, net                               (27,661)                  (264)            (3,584)            (4,185)
    Other income (expense), net                             531                   (232)               331                579
                                             ------------------     ------------------     --------------     --------------
Earnings (loss) before income taxes                     (33,742)               (22,457)            26,684             32,898
Provision for (benefit from) Income taxes               (13,000)               (24,434)            11,075             12,524
                                             ------------------     ------------------     --------------     --------------
    Net earnings (loss)                      $          (20,742)    $            1,977     $       15,609     $       20,374
                                             ==================     ==================     ==============     ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     SUCCESSOR PERIOD AND PREDECESSOR PERIOD
                                 (In thousands)

                                                                                          Accumulated
                                                                         Additional          Other          Retained
                                                          Common          Paid-In        Comprehensive      Earnings
                                                          Stock           Capital        Income (Loss)      (Deficit)
                                                       ------------     ------------     ------------     ------------
PREDECESSOR PERIOD:
Balances at December 31, 2002                          $     10,000     $      5,393     $     (4,278)    $     86,232
Transactions arising from stock option exercises:
     Income tax benefit                                          --            1,472               --               --
     Issuance of treasury stock (434,223 shares)                 --             (890)              --               --
     Acquisition of treasury stock (321,261 shares)              --               --               --               --
Issuance of treasury stock for ESOP                              --
  stock contributions (12,991 shares)                            --               72               --               --
Repayment of receivables                                         --               --               --               --
Stock dividend                                                   --            2,775               --          (11,297)
Net earnings                                                     --               --               --           20,374
Foreign currency translation adjustment                          --               --            2,094               --
Minimum pension liability adjustment, net of tax                 --               --             (409)              --
   Total comprehensive income                                    --               --               --               --
                                                       ------------     ------------     ------------     ------------
Balances at December 31, 2003                                10,000            8,822           (2,593)          95,309
                                                       ------------     ------------     ------------     ------------
Transactions arising from stock option exercises:
     Income tax benefit                                          --              716               --               --
     Issuance of treasury stock (131,483 shares)                 --             (190)              --               --
     Acquisition of treasury stock (84,728 shares)               --               --               --               --
Repayment of receivables                                         --               --               --               --
Net earnings                                                     --               --               --           15,609
Foreign currency translation adjustment                          --               --              810               --
Minimum pension liability adjustment, net of tax                 --               --             (580)              --
   Total comprehensive income                                    --               --               --               --
                                                       ------------     ------------     ------------     ------------
Balances at December 31, 2004                                10,000            9,348           (2,363)         110,918
                                                       ------------     ------------     ------------     ------------
Transactions arising from stock option exercises:
     Income tax benefit                                          --               57               --               --
     Issuance of treasury stock (12,294 shares)                  --                3               --               --
     Acquisition of treasury stock (9,399 shares)                --               --               --               --
Net loss                                                         --               --               --            1,977
Foreign currency translation adjustment                          --               --             (347)              --
   Total comprehensive income                                    --               --               --               --
                                                       ------------     ------------     ------------     ------------
Balances at January 31, 2005                                 10,000            9,408           (2,710)         112,895
                                                       ------------     ------------     ------------     ------------

SUCCESSOR PERIOD:
Elimination of predecessor period balances                  (10,000)          (9,408)           2,710         (112,895)
Issuance of shares and acquisition of Del
     Laboratories, Inc.                                          --          145,140               --               --
Net loss                                                         --               --               --          (20,742)
Foreign currency translation adjustment                          --               --              701               --
Minimum pension liability adjustment, net of tax                 --               --             (248)              --
   Total comprehensive (loss)                                    --               --               --               --
                                                       ------------     ------------     ------------     ------------
 Balances at December 31, 2005                         $         --     $    145,140     $        453     $    (20,742)
                                                       ============     ============     ============     ============

                                                                        Receivables
                                                                          For Stock
                                                         Treasury          Options       Shareholders'
                                                           Stock          Exercised         Equity
                                                       ------------     ------------     ------------
PREDECESSOR PERIOD:
Balances at December 31, 2002                          $    (13,667)    $       (782)    $     82,898
Transactions arising from stock option exercises:
     Income tax benefit                                          --               --            1,472
     Issuance of treasury stock (434,223 shares)              6,729               --            5,839
     Acquisition of treasury stock (321,261 shares)          (7,137)              --           (7,137)
Issuance of treasury stock for ESOP
  stock contributions (12,991 shares)                           228               --              300
Repayment of receivables                                         --              140              140
Stock dividend                                                8,522               --               --
Net earnings                                                     --               --               --
Foreign currency translation adjustment                          --               --               --
Minimum pension liability adjustment, net of tax                 --               --               --
   Total comprehensive income                                    --               --           22,059
                                                       ------------     ------------     ------------
Balances at December 31, 2003                                (5,325)            (642)         105,571
                                                       ------------     ------------     ------------
Transactions arising from stock option exercises:
     Income tax benefit                                          --               --              716
     Issuance of treasury stock (131,483 shares)              2,594               --            2,404
     Acquisition of treasury stock (84,728 shares)           (2,722)              --           (2,722)
Repayment of receivables                                         --              140              140
Net earnings                                                     --               --               --
Foreign currency translation adjustment                          --               --               --
Minimum pension liability adjustment, net of tax                 --               --               --
   Total comprehensive income                                    --               --           15,839
                                                       ------------     ------------     ------------
Balances at December 31, 2004                                (5,453)            (502)         121,948
                                                       ------------     ------------     ------------
Transactions arising from stock option exercises:
     Income tax benefit                                          --               --               57
     Issuance of treasury stock (12,294 shares)                 276               --              279
     Acquisition of treasury stock (9,399 shares)              (325)              --             (325)
Net loss                                                         --               --               --
Foreign currency translation adjustment                          --               --               --
   Total comprehensive income                                    --               --            1,630
                                                       ------------     ------------     ------------
Balances at January 31, 2005                                 (5,502)            (502)         123,589
                                                       ------------     ------------     ------------

SUCCESSOR PERIOD:
Elimination of predecessor period balances                    5,502              502         (123,589)
Issuance of shares and acquisition of Del
     Laboratories, Inc.                                          --               --          145,140
Net loss                                                         --               --               --
Foreign currency translation adjustment                          --               --               --
Minimum pension liability adjustment, net of tax                 --               --               --
   Total comprehensive (loss)                                    --               --          (20,289)
                                                       ------------     ------------     ------------
 Balances at December 31, 2005                         $         --     $         --     $    124,851
                                                       ============     ============     ============

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SUCCESSOR PERIOD AND PREDECESSOR PERIOD
                                 (In thousands)

                                                                       SUCCESSOR PERIOD              PREDECESSOR PERIOD
                                                                      -----------------   ---------------------------------------
                                                                      February 1, 2005-   January 1, 2005-
                                                                      December 31, 2005   January 31, 2005      2004         2003
                                                                      -----------------   ----------------      ----         ----
Cash flows from operating activities:
Net earnings (loss)                                                       $ (20,742)          $  1,977        $ 15,609     $ 20,374
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                                11,778                748           8,502        8,257
Amortization of display fixtures                                              8,439                764           8,970        6,277
Amortization of inventory fair value adjustment                               8,083                 --              --           --
Amortization of deferred financing fees and original issue discount           2,269                 20             184          241
Deferred income taxes                                                       (14,544)           (13,030)          3,578          (98)
Provision for (recovery on) doubtful accounts                                  (128)                26              53          302
Tax benefit on stock options exercised                                           --                 57             716        1,472
Loss (gain) on sale of property                                                (562)                --             146           --
Loss on early extinguishment of debt                                          6,449                 --              --           --
Other non-cash operating items                                                 (418)               219            (352)         140
Changes in operating assets and liabilities:
      Accounts receivable                                                      (636)             5,973          (3,599)     (23,627)
      Inventories                                                            (4,554)            (6,063)        (17,804)     (10,880)
      Prepaid expenses and other current assets                              (1,057)              (379)           (958)          86
      Other assets                                                          (11,133)            (1,686)         (9,562)     (10,582)
      Accounts payable                                                      (15,861)               405           6,480       10,842
      Accrued liabilities                                                    (7,171)            21,720          (4,684)         770
      Deferred liability                                                      1,062              1,367              71        1,465
      Pension liability (net)                                                   333               (330)            305        1,922
      Income taxes receivable / payable                                       9,947            (11,598)           (446)       1,779
                                                                          ---------           --------        --------     --------
        Net cash provided by (used in) operating activities                 (28,446)               190           7,209        8,740
                                                                          ---------           --------        --------     --------
Cash flows provided by (used in) investing activities:
      Net proceeds from sales of property                                       575                 --           4,816          235
      Intangible assets acquired                                                 --                 --              (5)         (60)
      Property, plant and equipment additions                                (6,327)              (797)         (9,525)     (18,200)
      Purchase of Del Laboratories, Inc.                                   (377,233)                --              --           --
                                                                          ---------           --------        --------     --------
        Net cash used in investing activities                              (382,985)              (797)         (4,714)     (18,025)
                                                                          ---------           --------        --------     --------
Cash flows provided by (used in) financing activities:
      Principal borrowings (payments) under revolving credit
         agreement, net                                                      22,000               (800)             --       12,000
      Principal payments under mortgages                                        (53)               (23)           (381)        (124)
      Principal repayments under term loan                                   (1,500)                --              --           --
      Principal payment under senior notes                                       --                 --              --       (8,000)
      Repayment of mortgage                                                      --                 --              --       (3,863)
      Repayment of existing debt in connection with merger                  (69,316)                --              --           --
      Issuance of senior subordinated notes                                 173,845                 --              --           --
      Issuance of senior secured notes                                      185,000                 --              --           --
      Issuance of term loan                                                 200,000                 --              --           --
      Repayment of term loan                                               (198,500)                --              --           --
      Payment of deferred financing and other merger related fees           (30,575)                --              --           --
      Payment of deferred financing fees                                     (7,237)                --              --           --
      Contributed capital                                                   138,200                 --              --           --
      Borrowings under mortgage and construction loan                            --                 --              --       12,480
      Payment of capital lease obligations                                     (120)                --            (112)        (104)
      Proceeds from the exercise of stock options                                --                 12             364          117
      Acquisition of treasury stock                                              --                (57)           (683)      (1,415)
                                                                          ---------           --------        --------     --------
          Net cash provided by (used in) financing activities               411,744               (868)           (812)      11,091
                                                                          ---------           --------        --------     --------
Effect of exchange rate changes on cash                                         (88)               (21)             77         (194)
                                                                          ---------           --------        --------     --------
Net increase (decrease) in cash and cash equivalents                            225             (1,496)          1,760        1,612

Cash and cash equivalents at beginning of year                                2,377              3,873           2,113          501
                                                                          ---------           --------        --------     --------
Cash and cash equivalents at end of year                                  $   2,602           $  2,377        $  3,873     $  2,113
                                                                          =========           ========        ========     ========

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

See note 7 for information regarding the refinancing transaction completed on October 28, 2005.

Pursuant to the merger, all of the Company's outstanding common stock was acquired for $35 a share. The aggregate purchase price paid for all of the Company's outstanding common stock including options exchanged and transaction costs was approximately $416,686, comprised of $377,233 for the acquisition of the outstanding shares and options exercised, $6,940 representing the fair value of the options exchanged, $18,500 in severance payments, $957 of prepayment penalties and $13,056 of transaction related costs. The acquisition, as described above, has been accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations". The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

      Current assets                                       $236,477
      Property, plant and equipment                          49,862
      Intangibles arising from acquisitions                 264,100
      Goodwill                                              125,983
      Other assets                                           29,398
      Deferred income taxes                                  20,952
                                                           --------
         Total assets acquired                             $726,772
                                                           --------
      Current liabilities                                    78,125
      Long-term pension liability                            22,143
      Deferred income taxes                                 108,142
      Long-term debt                                        373,222
                                                           --------
         Total liabilities assumed                          581,632
                                                           --------
         Net assets acquired                               $145,140
                                                           ========

Current assets include inventories at a fair value of $124,959 which represents an increase of $8,083 over the acquired book value.

The components of the increase to the fair value of inventory over the acquired book value were as follows:

                      Work in process              $1,538
                      Finished goods                6,545
                                                   ------
                                                   $8,083
                                                   ======

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

Property, plant and equipment at an original fair value of $50,212 represented an increase of $3,472 over the acquired book value. Of the increase, $4,752 was applicable to land and buildings and $1,280 represented a decrease to machinery and equipment. During the fourth quarter of 2005, the Company recorded an increase to goodwill and a decrease to property, plant and equipment of $350 to adjust the fair value of assets to their estimated selling value.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Intangible assets of $264,100 includes $159,100 related to trade names of the Company's various product lines and $105,000 related to customer relationships. Included in goodwill of $125,983 is a deferred tax liability of $99,096 which is due principally to the recognition of the intangible asset of $264,100. These fair values are based in part upon a study performed by a valuation specialist. The trade names are an indefinite-lived intangible asset which is not subject to amortization, but does require impairment evaluation during each annual reporting period to determine whether events and circumstances continue to support an indefinite useful life. The customer relationships are being amortized over a 20 year life.

During the third quarter ended September 30, 2005, the Company recorded an increase in goodwill and a decrease in its deferred tax assets in the amount of $5,820 to adjust its accounting for the merger transaction. The Company also recorded an adjustment to goodwill in the amount of $2,440 to increase goodwill and shareholders' equity, resulting from the finalization of the valuation of the options exchanged to fair value in connection with the merger transaction.

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

Merger expenses for the Predecessor Period, January 1, 2005 to January 31, 2005, consist of the payment of $18,768 upon the closing of the transaction on January 27, 2005 in connection with the separation agreement with the former Chairman and $206 of legal and advisory fees and expenses incurred in connection with the merger.

Merger expenses for the Successor Period, February 1, 2005 to December 31, 2005 of $4,711 are primarily related to $3,769 for change of control payments and $942 for other merger related expenses incurred in connection with the merger transaction.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes fiscal 2005 and fiscal 2004 pro forma results as if the acquisition occurred on January 1, 2004:

                                       2005         2004
                                       ----         ----
      Net sales                     $ 393,605    $ 396,675
      Loss before income taxes      $ (59,347)   $  (5,654)
      Net Loss                      $ (20,701)   $  (3,309)

The pro forma financial information reflects increased cost of goods sold, increased interest expense, additional amortization of intangibles and lower depreciation expense, new management fees, lower pension expense and savings due to the retirement of the former CEO.

(2) Summary of Significant Accounting Policies

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

Business Combinations
---------------------

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2005 and 2004, cash equivalents were $27 and $5, respectively.

Inventories
-----------

Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The Company has a reserve of $17,411 and $14,160 at December 31, 2005 and 2004, respectively, to reflect the estimated amounts for obsolescence and scrap. The components of inventories (net) were as follows:

                            Successor     Predecessor
                              Period        Period
                               2005          2004
                               ----          ----
      Raw materials          $ 42,979      $ 54,264
      Work in process           4,529         5,739
      Finished goods           74,789        51,232
                             --------      --------
                             $122,297      $111,235
                             ========      ========

As a result of the Merger on January 27, 2005, the inventory was written up by $8,083 to reflect the fair value. As of December 31, 2005, the step-up was fully amortized.

Property, Plant and Equipment
-----------------------------

The Company provides for depreciation on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the lease term. The range of estimated lives applicable to the assets are as follows:

      Building                                       25 to 40 years
      Building improvements                          10 to 40 years
      Leasehold improvements                         3 to 12 years
      Machinery and equipment                        2 to 15 years
      Furniture and fixtures                         3 to 10 years

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Deferred Financing Fees
-----------------------

The Company includes within other assets the capitalization of deferred financing fees associated with the issuance of debt instruments. These fees are amortized over the lives of the related debt instruments. The Company amortized $2,148, $20, $184 and $241 of deferred financing fees in the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003, respectively. For the 2005 Successor Period, of the fees amortized, $1,852 related to the debt issued in connection with the merger and $296 related to the debt refinancing. Also as a result of the debt refinancing, the Company recorded a loss on the early extinguishment of debt of $6,449, due to the write-off of deferred financing fees that were capitalized in association with the issuance of the $200,000 term loan incurred as a result of the merger. The amortization for 2006, 2007, 2008, 2009 and 2010 will be $2,991, $2,845, $2,115, $2,115 and $2,115, respectively.
As of December 31, 2005, $14,288 was the balance to be amortized.

Advertising Costs and Promotional Allowances
--------------------------------------------

The Company advertises on television, radio and in magazines. Additionally, the Company has various co-operative advertising programs with retailers. Advertising costs are expensed in the year incurred. Advertising expenses, including co-operative advertising programs, were $34,062, $2,579, $36,937 and $37,659 in the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003, respectively. The Company also has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These sales incentives, offered voluntarily by the Company to customers, without charge, can be used in or are exercisable by a customer as a result of a single exchange transaction, are recorded as a reduction of net sales at the later of the sale or the offer, and primarily allow customers to take deductions against amounts owed to the Company for product purchases. The Company also has co-operative advertising arrangements with retail customers to reimburse them for all or a portion of their advertising of the Company's products. The estimated liabilities for these co-operative advertising arrangements are recorded as advertising expense as incurred, or in the period the related revenue is recognized, depending on the terms of the arrangement, and included in selling and administrative expenses, since the Company receives an identifiable benefit from retail customers for an amount equal to or less than the fair value of such advertising cost. These arrangements primarily allow retail customers to take deductions against amounts owed to the Company for product purchases. The Company regularly reviews and revises the estimated accruals for these promotional allowance and co-operative advertising programs. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from the Company's expectations.

Distribution Costs
------------------

Distribution costs, including the costs of shipping and handling, are included in selling and administrative expenses and were $22,206, $1,164, $21,661 and $18,275 in the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003 respectively.

Research and Development
------------------------

The Company expended $7,697, $581, $8,966 and $7,816 in the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003, respectively, for research and development relating to the development of new products, clinical and regulatory affairs, and quality control and assurance of the Company's product lines. All costs associated with research and development are expensed as incurred and included in selling and administrative expenses in the accompanying consolidated statements of operations.

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Capital Structure
-----------------

In connection with the merger, Del issued 1,000 shares with a $0.01 par value. Del is a wholly-owned subsidiary of Holding II, which, in turn, is owned by Holding.

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

                                             Successor
                                               Period                  Predecessor Period
                                            ------------    ----------------------------------------
                                                                             Year Ended December 31,
                                            Feb 1, 2005-    Jan 1, 2005-     -----------------------
                                            Dec 31, 2005    Jan 31, 2005       2004           2003
                                            ------------    ------------       ----           ----
Net earnings (loss), as reported              $(20,742)       $  1,977       $ 15,609       $ 20,374
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                  $     --        $   (125)      $ (1,875)      $ (2,281)
                                              --------        --------       --------       --------
Pro forma net earnings (loss)                 $(20,742)       $  1,852       $ 13,734       $ 18,093
                                              ========        ========       ========       ========

As a result of the acquisition and pursuant to the terms of 1994 Stock Plan, all outstanding unvested options became fully vested and exercisable. As of the acquisition date, there were 2,152 options outstanding, of which 1,727 were fully vested and 425 unvested. All of the outstanding options were acquired by the Company at $35 per share, less the exercise price of the stock option. The Successor Company did not promulgate a stock option plan and consequently did not issue any stock options during 2005. A stock option plan was adopted by the Company in 2006.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003; dividend yield 0%; expected life of 5.0 years; risk-free interest rate of 2.51%; and expected volatility of 33.2%. The weighted-average fair value of options granted during 2003 was $7.65. The Predecessor Company did not issue any new stock options during 2005 or 2004.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment". Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement, but expresses no preference for a type of valuation model. Statement 123(R) sets accounting requirements for "share-based" compensation to employees, including employee stock purchase plans and carries forward prior guidance on accounting for awards to non-employees. In addition, accounting for employee stock ownership plans will continue to be accounted for in accordance with Statement of Position 93-6 and awards to most non-employee directors will be accounted for as employee awards. Statement 123(R) is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005 and for annual periods beginning after December 15, 2005 for non-public entities, however, early adoption is encouraged. Since the Company has not issued any stock options as of December 31, 2005 and the existing rollover options are fully vested, the adoption of Statement 123(R) would not have an impact on our consolidated financial statements. The Company has not determined if the adoption of Statement 123(R) will have a material impact on the Company's consolidated financial statements for stock options that were granted in 2006.

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

Goodwill and Other Intangible Assets
------------------------------------

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment at the reporting unit level. The Company's reporting units are its Cosmetic and Pharmaceutical segments. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Subsequent to the merger, the Company established January 1 as its annual impairment testing date. The annual testing performed as of January 1, 2006, indicated there was no impairment to goodwill or indefinite long lived assets.

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Use of Estimates
----------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

New Accounting Pronouncements
-----------------------------

In May 2005, the FASB issued Statement No. 154 "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB No.3". This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. FASB No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of FASB No. 154 will have a material impact on the consolidated financial statements.

In March 2005, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that a Company must record a liability for conditional asset retirement obligations, if the fair value of the liability can be reasonably estimated. FIN No. 47 also clarifies when a Company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company's consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In December 2004, the FASB issued Statement No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FASB No. 153 is required to be adopted for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of FASB No. 153 will have any impact on the Company's consolidated financial statements.

In November 2004, the FASB issued Statement No. 151 "Inventory Costs" Statement No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in process of assessing whether the adoption of Statement 151 will have an impact on the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3) Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

                                             Successor
                                               Period                  Predecessor Period
                                            ------------    ----------------------------------------
                                                                             Year Ended December 31,
                                            Feb 1, 2005-    Jan 1, 2005-     -----------------------
                                            Dec 31, 2005    Jan 31, 2005       2004           2003
                                            ------------    ------------       ----           ----
Cash paid for :
  Interest                                    $ 17,376        $    140       $  3,674       $  3,970
                                              ========        ========       ========       ========
  Income taxes                                $  3,505        $    136       $  7,573       $  9,551
                                              ========        ========       ========       ========

Non-cash transactions:
  Shares tendered by optionees to
    exercise stock options                    $     --        $    269       $  2,039       $  5,723
                                              ========        ========       ========       ========
  Shares exchanged by optionees               $  6,940        $     --       $     --       $     --
                                              ========        ========       ========       ========
  Issuance of treasury stock for
    ESOP stock contributions                  $     --        $     --       $     --       $    300
                                              ========        ========       ========       ========
  Equipment acquired under
    capitalized leases                        $     --        $     --       $     --       $    543
                                              ========        ========       ========       ========

(4) Property, Plant and Equipment

The components of property, plant and equipment, at cost, were as follows:

                                                              Successor    Predecessor
                                                                Period       Period
                                                              ---------    -----------
                                                                 2005         2004
                                                                 ----         ----
Land                                                           $  2,586     $  1,308
Building, building improvements and leasehold improvements       25,171       27,797
Machinery and equipment                                          25,205       46,783
Furniture and fixtures                                            3,247        7,911
Construction in progress                                            259          271
                                                               --------     --------
                                                               $ 56,468     $ 84,070
                                                               ========     ========

Property, plant and equipment are stated at historical cost for the Predecessor Period through January 31, 2005, at which time the Company adjusted property, plant and equipment to fair value in accordance with purchase accounting resulting in an increase to property, plant and equipment of $3,122. Depreciation expense for the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003 was $6,965, $703, $7,821 and $7,578, respectively.

                    DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5) Goodwill and Other Intangibles Arising From Acquisitions

Goodwill represents the excess of the purchase prices paid for companies and product lines over amounts assigned to the fair value of the net tangible assets as well as purchased intellectual property rights and trademarks. Total goodwill is comprised of $78,246 for the cosmetic operating segment and $47,737 relates to the pharmaceutical operating segment. Based upon the Company's annual impairment test, goodwill of $125,983 is not impaired under the provisions of SFAS No. 142.

In connection with purchase accounting, goodwill of $125,983 was recorded and all goodwill of the predecessor company of $6,282 was written off.

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

The components of intangible assets arising from acquisitions were as follows:

                                                    Successor Period
                                                   December 31, 2005
                                     ------------------------------------------
                                     Gross Carrying    Accumulated     Net Book
                                          Value        Amortization      Value
                                          -----        ------------      -----
      Trade Names                       $159,100         $     --      $159,100
      Customer Relationships             105,000            4,813       100,187
                                        --------         --------      --------
                                        $264,100         $  4,813      $259,287
                                        ========         ========      ========

                                                   Predecessor Period
                                                   December 31, 2004
                                     ------------------------------------------
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
                                        ========         ========      ========

Amortization expense amounted to $4,813, $45, $681 and $679 for the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003, respectively. The estimated amortization expense for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $5,250, in each of the five years.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6) Income Taxes

The Company recorded an income tax benefit and a corresponding increase in its deferred tax assets for the Successor Period February 1, 2005 to December 31, 2005 of $13,000 based on the Company's effective tax rate of 38.5% for the period February 1, 2005 to December 31, 2005. The change in the expected tax rate from the prior period is principally the result of increased losses in the U.S. primarily due to the expenses of the refinancing transaction (see note 7), partially off set by taxable income of foreign subsidiaries which is taxed at higher rates than the U.S.

Income tax benefit for the Predecessor Period January 1, 2005 to January 31, 2005 of $24,434 was due to the recording, as an income tax receivable, of an anticipated income tax refund of approximately $11,242 attributable to the utilization of a net operating loss carry-back, the recording of deferred tax assets of approximately $13,454 attributable to net operating loss carry-forwards, and the recording of approximately $262 of deferred tax expense related to timing differences. On October 27, 2005, the Company received a cash tax refund of $11,771.

Income taxes for the Predecessor Period January 1, 2004 to December 31, 2004 of $11,075 was based on the Company's annual effective tax rate of 41.5% for the year 2004. Income taxes for the Predecessor Period January 1, 2003 to December 31, 2003 of $12,524 was based on the Company's annual tax rate of 38.1% for the year 2003.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The components of income tax expense (benefit) were as follows:

                                           Federal       State       Foreign       Total
                                          --------     --------     --------     --------
Fiscal 2005
Successor Period:
(February 1, 2005 - December 31, 2005)
   Current tax                            $     --     $     71     $  1,229     $  1,300
   Deferred tax                            (12,686)      (1,614)          --      (14,300)
                                          --------     --------     --------     --------
                                          $(12,686)    $ (1,543)    $  1,229     $(13,000)
                                          ========     ========     ========     ========
Predecessor Period:
(January 1, 2005 - January 31, 2005)
   Current tax                            $     --     $      6     $    (69)    $    (63)
   Deferred tax                            (20,796)      (3,575)          --      (24,371)
                                          --------     --------     --------     --------
                                          $(20,796)    $ (3,569)    $    (69)    $(24,434)
                                          ========     ========     ========     ========
Fiscal 2004
   Current tax                            $  4,464     $    871     $  2,162     $  7,497
   Deferred tax                              3,410          (32)         200        3,578
                                          --------     --------     --------     --------
                                          $  7,874     $    839     $  2,362     $ 11,075
                                          ========     ========     ========     ========
Fiscal 2003
   Current tax                            $  9,785     $  1,376     $  1,461     $ 12,622
   Deferred tax                                 22         (120)          --          (98)
                                          --------     --------     --------     --------
                                          $  9,807     $  1,256     $  1,461     $ 12,524
                                          ========     ========     ========     ========

Total income tax expense differed from the statutory rate of 35% of earnings before income taxes, as a result of the following items:

                                              SUCCESSOR PERIOD                  PREDECESSOR PERIOD
                                              -----------------   ----------------------------------------------
                                              February 1, 2005    January 31, 2005-       Fiscal        Fiscal
                                              December 31, 2005   January 31, 2005         2004          2003
                                              -----------------   ----------------         ----          ----
Tax provision at statutory rate                    $(11,810)          $ (7,860)          $  9,339      $ 11,514
Increase (decrease) in tax resulting from:
State income taxes, net of Federal
   income tax benefit                                (1,003)            (2,368)               511           816
Amortization of intangibles                              --                 --                 53            53
Officers' life insurance                               (759)                13                161           158
Meals and entertainment                                 131                  8                148           154
Extraterritorial income exclusion                      (168)                --               (211)          (84)
Repurchase of stock options due
   to acquisition                                        --            (12,662)                --            --
Foreign rate differential and benefit of
   foreign tax credit                                   163                106                420            79
Merger expenses                                          --             (1,349)               436            --
Other, net                                              446               (322)               218          (166)
                                                   --------           --------           --------      --------
Actual provision for income taxes                  $(13,000)          $(24,434)          $ 11,075      $ 12,524
                                                   ========           ========           ========      ========

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

                                                             2005            2004
                                                             ----            ----
Deferred tax assets:

     Accounts receivable, principally
          due to allowance for doubtful accounts          $      644      $    1,175

     Supplemental Executive Retirement Plan
          (SERP), principally due to
          accrual for financial statement purposes             2,624           2,759

     Inventory reserve                                         6,162           4,843

     Pension accrual for financial reporting purposes
          and other compensation benefits                      6,575           3,214

     Tax credit and NOL carry forwards                        18,151             443

     Other                                                     4,741           1,376
                                                          ----------      ----------
Deferred tax assets                                           38,897          13,810
                                                          ----------      ----------
Deferred tax liabilities

     Identifiable intangibles                                (99,096)             --

     Property, plant and equipment,
          principally due to differences
          in depreciation methods                             (7,371)         (7,435)

     Other                                                      (390)           (401)
                                                          ----------      ----------
Deferred tax liabilities                                    (106,857)         (7,836)
                                                          ----------      ----------
Net deferred (liabilities) tax assets                     $  (67,960)     $    5,974
                                                          ==========      ==========

At December 31, 2005 and 2004, deferred tax assets of $162 and $2,432, respectively, were recorded on the consolidated balance sheet relating to the additional minimum pension liability (note 8(a)). Such liability, net of the related deferred tax asset, was recorded as a component of accumulated other comprehensive loss, in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 130, "Reporting Comprehensive Income."

A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. There was no valuation allowance as of December 31, 2005 or 2004 as the Company believes it is more likely than not that the net deferred tax assets will be realized.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7) Long-Term Debt

Long-term debt consisted of the following:

                                                   Successor     Predecessor
                                                     Period         Period
                                                     ------         ------
                                                      2005           2004
                                                      ----           ----
8% senior subordinated notes                        $173,966       $     --
Senior secured floating rate notes                   185,000             --
5.56% senior notes                                        --         24,000
Notes payable under revolving credit agreement        22,000         34,000
Mortgages on land and buildings                        1,254         13,408
Obligations under capital leases                         206            326
                                                    --------       --------
                                                    $382,426       $ 71,734
Less current portion                                     185            501
                                                    --------       --------
                                                    $382,241       $ 71,233
                                                    ========       ========

On January 27, 2005, the Company completed a private offering of $175,000 of 8% senior subordinated notes (the "Subordinated Notes") due 2012. The Subordinated Notes were issued at 99.34% of par, resulting in net proceeds of $173,845 before expenses. The Subordinated Notes are guaranteed by certain of the existing and future domestic subsidiaries of the Company. The Subordinated Notes and guarantees are unsecured senior subordinated obligations and rank equally with all future subordinated indebtedness and are subordinated to the current and future senior indebtedness and other liabilities of the Company and its subsidiaries. Interest on the Subordinated Notes is payable semi-annually on February 1 and August 1, which commenced on August 1, 2005.

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Concurrently with the offering of the Subordinated Notes, the Company entered into a credit agreement, as amended with J.P. Morgan Chase Bank N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, Deutsche Bank Securities Inc., as co-agent and documentation agent and the lenders party thereto from time to time. The agreement provided for maximum borrowings of $250,000 consisting of a term loan facility in an aggregate principal amount of $200,000 and a revolving credit facility, which provided for up to $50,000 of revolving loans outstanding at any time (including letters of credit of up to $15,000) (the "Senior Credit Facilities"). The Company repaid all borrowings under the agreement and the agreement was terminated in October 2005. As a result of the termination and repayment of this agreement, $6,449 of deferred financing fees were written off during the 2005 Successor Period which has been restated as a loss on the early extinguishment of debt on the Company's consolidated financial statements.

On October 28, 2005, the Company completed a private offering of $185,000 in principal amount of senior secured floating rate notes (the "Notes") due November 1, 2011. The Notes bear interest at a rate per annum equal to three-month LIBOR plus 5.0%. The Notes are guaranteed by certain of the existing and future domestic subsidiaries of the Company. The Notes and guarantees are secured by a first priority security interest in substantially all of the Company's and guarantors' assets, other than inventory, receivables, equity interest in our subsidiaries and other specified excluded assets and by a second priority security interest in substantially all the Company's and guarantors' inventory, receivables and other specified liquid assets. The Notes and guarantees rank equally with all existing and future senior indebtedness and rank senior to all existing and future subordinated indebtedness, including the Subordinated Notes and related guarantees. Interest on the Notes is payable quarterly on February 1, May 1, August 1 and November 1, commencing on February 1, 2006.

The Notes may be redeemed by the Company in whole or in part at any time on or after November 1, 2007 at the redemption prices set forth in the Notes indenture, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. The Company may also redeem up to 35% of the original aggregate principal amount of the Notes prior to November 1, 2007 with the proceeds of one or more public equity offerings, at a redemption price equal to 100% of the principal amount thereof plus the applicable Eurodollar rate then in effect, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. The Company is required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date under some circumstances involved upon the occurrence of a Change in Control. The Company must also repurchase the Notes at a price equal to par, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date, if the Company sells assets under certain circumstances.

The Notes contain covenants that, among, other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, the distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfer of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications, set forth in the indenture.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On October 28, 2005, the Company entered into a $75,000 credit agreement, maturing on October 28, 2007 with JPMorgan Chase Bank N.A. as administrative agent. This agreement was used as interim financing until December 29, 2005, when it was replaced with an $85,000 credit facility, as discussed below.

On December 29, 2005, the Company entered into $85,000 asset-based revolving credit facility, which was subsequently amended on February 23, 2006, (the "ABL Credit Facility") among the Company, DLI Holding II Corp., the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. The ABL Credit Facility matures on December 29, 2010 and provides for aggregate maximum borrowings of $85,000. The ABL Credit Facility is guaranteed by DLI Holding II Corp. and by certain of the Company's existing and future domestic subsidiaries. The ABL Credit Facility is an asset-based facility with a first priority security interest in substantially all accounts receivable and inventory and a second priority security interest in substantially all tangible and intangible assets. The ABL Credit Facility is also secured on a first priority basis by the capital stock of the Company's domestic subsidiaries. Also, the guarantee by DLI Holding II Corp., is secured by a pledge of all of its assets.

Borrowings under the ABL Credit Facility are determined by a formula which provides eligibility of up to 85 % of the net book value of domestic accounts receivable and a range of 35% to 65% of domestic inventory. Borrowings under the ABL Credit Facility bear interest at the Company's option at either: (i) an alternate base rate which is equal to the higher of 0.50% per year above the federal funds effective rate and the base rate announced by the ABL Credit Facility's administrative agent as its prime rate plus an applicable margin ranging form 0.25% to 0.75% based on our borrowing base availability, or (ii) an Adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 1.75% based on our borrowing base availability. The terms of the ABL Credit Facility include a commitment fee based on unused commitments of the lenders, letter of credit fees on the aggregate face amount of outstanding letters of credit and underwriting and administrative fees.

The ABL Credit Facility includes covenants, that among other things, limit or restrict the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers or make capital expenditures or engage in certain transactions with affiliates. The ABL Credit Facility also requires the Company to comply with a minimum coverage ratio of Consolidated EBITDA to fixed charges whenever excess borrowing availability is less than $10,000 on any day. As borrowing availability under the ABL credit facility exceeds the specified threshold at December 31, 2005, the ratio test is not applicable. As of December 31, 2005, we had $22,000 of senior debt outstanding under the ABL credit facility, $63,000 of unutilized commitments under the ABL credit facility and $48,200 of availability thereunder. As of March 27, 2006, we had $35,900 of senior debt outstanding under the ABL credit facility, $49,100 of unutilized commitments under the ABL credit facility and $41,700 of availability thereunder.

On February 1, 2006, the Company entered into a cap/floor collar agreement with JPMorgan Chase Bank, N.A. This agreement is for a notional amount of $100,000 with an effective date of February 1, 2006, a termination date of February 1, 2009 and a cap rate of 5.5% and a floor rate of 4.29%.

Upon completion of the merger on January 27, 2005, the outstanding balance of $24,000 under the 5.56% senior notes, together with accrued and unpaid interest and early payment penalties of $972 were repaid; the outstanding balance of $33,200 under the revolving credit agreement together with accrued and unpaid interest and fees of $81 were repaid; and, the outstanding principle balance under the mortgage of $12,116 together with accrued and unpaid interest and early payment penalties of $383 were repaid.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On February 22, 2000, the Company purchased a manufacturing, warehousing and office facility in Barrie, Ontario for $1,828. The purchase was financed with a combination of a mortgage bridge loan and a five-year mortgage which was modified on April 1, 2004 to extend the maturity to April 1, 2009 and reduce the interest rate to 6.37%. Upon completion of the merger on January 27, 2005, the obligations under the mortgage were assumed. The outstanding balance of this mortgage at December 31, 2005 is $1,254.

The Company also leases certain equipment under long-term capital leases, some of which include options to purchase the equipment for a nominal cost at the termination of the lease.

The aggregate maturities of long-term debt and minimum payments under capital lease obligations for each of the five years subsequent to December 31, 2005 and thereafter, are as follows:

                       2006                        $    185
                       2007                             136
                       2008                              65
                       2009                           1,074
                       2010                          22,000
                    Thereafter                      360,000
                                                   --------
                                                   $383,460
                                                   ========

(8) Employee Retirement Plans

      (a) Pension Plans

The Company maintains two non-contributory defined benefit pension plans covering all U.S. eligible employees. The Del Non-Union Plan formula is based on years of service and the employee's compensation during the five years before retirement. The Del LaCross Union Plan formula is based on years of service. The LaCross Plan covers former employees of the Company's Newark, New Jersey facility which ceased operations during 2002. As a result of this closure, more than 20% of plan participants in the LaCross Plan were terminated, which resulted in a partial termination of the plan. Due to the partial termination of the plan, all affected participants became fully vested in their accrued benefits at their termination date. The Company made contributions to these plans of $4,061, $773, $4,292 and $2,743 in the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003, respectively. Assets held by these plans consist of cash and cash equivalents, fixed income securities consisting of U.S. government and corporate bonds and common stocks. The Company also has a defined benefit supplemental executive retirement plan (SERP) for certain of its executives. The SERP is a non-qualified plan under the Internal Revenue Code. The assets in the SERP trust, which were $3,471 and $4,163 as of December 31, 2005 and 2004, respectively, are considered assets of the Company, not plan assets, and as such, are included in other assets on the accompanying consolidated balance sheets. The assets of the SERP, which consist of cash and cash equivalents, are held-to-maturity securities and, as such, are carried at cost plus accrued interest. The Company made no contributions during 2005, 2004 and 2003 to the SERP trust.

As a result of the merger, the Company recorded a fair value adjustment to its pension assets and liabilities of $10,548. The adjustment was the result of an increase of $9,870 in liabilities and a reduction of plan assets of $678.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Total pension expense for the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003 amounted to $3,879, $449, $4,774 and $4,489, respectively.
The change in benefit obligation, change in plan assets and funded status as of December 31, 2005 and 2004 and components of net periodic cost for the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003 of the Company's domestic plans are set forth in the following tables:

                                                                         Successor Period
                                                                              2005
                                                              -------------------------------------
                                                               Del Non-    Del LaCross
                                                              Union Plan    Union Plan       SERP
                                                              ----------    ----------       ----
Change in benefit obligation:
Benefit obligation at the beginning of the year                $ 45,228      $  1,314      $  7,935
     Service cost                                                 3,657            --            32
     Interest cost                                                2,591            72           430
     Actuarial loss                                               2,469             5           356
     Benefits paid                                               (1,225)          (94)         (795)
                                                               --------      --------      --------
     Benefit obligation at the end of the year                 $ 52,720      $  1,297      $  7,958
                                                               --------      --------      --------
Change in plan assets:
     Fair value of assets at the beginning of the year         $ 27,544      $  1,096      $     --
     Actual gain on plan assets                                   1,545            29            --
     Employer contributions                                       4,038            --           796
     Benefits paid                                               (1,225)          (94)         (796)
                                                               --------      --------      --------
     Fair value of assets at the end of the year               $ 31,902      $  1,031      $     --
                                                               --------      --------      --------
     Funded status                                             $(20,818)     $   (266)     $ (7,958)
     Unamortized prior service cost                                  --            --            --
     Unrecognized net actuarial loss                              2,790            59           381
                                                               --------      --------      --------
     Net amount recognized                                     $(18,028)     $   (207)     $ (7,577)
                                                               ========      ========      ========
Amounts recognized in the balance sheet consist of:
     Accrued liability                                         $(18,028)     $   (266)     $ (7,928)
     Intangible asset (included in other long-term assets)           --            --            --
     Accumulated other comprehensive loss                            --            59           351
                                                               --------      --------      --------
     Net amount recognized                                     $(18,028)     $   (207)     $ (7,577)
                                                               ========      ========      ========
Accumulated benefit obligation:                                $ 41,804      $  1,297      $  7,928
                                                               ========      ========      ========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                          PREDECESSOR PERIOD
                                                                                 2004
                                                             ----------------------------------------------
                                                               Del Non-       Del LaCross
                                                              Union Plan       Union Plan          SERP
                                                             ------------     ------------     ------------
Change in benefit obligation:
Benefit obligation at the beginning of the year              $     37,477     $      1,315     $      7,168
    Service cost                                                    3,080               --               52
    Interest cost                                                   2,312               76              423
    Actuarial loss                                                  3,536               17              307
    Benefits paid                                                  (1,177)             (94)             (15)
                                                             ------------     ------------     ------------
    Benefit obligation at the end of the year                $     45,228     $      1,314     $      7,935
                                                             ------------     ------------     ------------
Change in plan assets:
    Fair value of assets at the beginning of the year        $     22,135     $      1,179     $         --
    Actual gain on plan assets                                      2,309               11               --
    Employer contributions                                          4,277               --               15
    Benefits paid                                                  (1,177)             (94)             (15)
                                                             ------------     ------------     ------------
    Fair value of assets at the end of the year              $     27,544     $      1,096     $         --
                                                             ------------     ------------     ------------
    Funded status                                            $    (17,684)    $       (219)    $     (7,935)
    Unamortized prior service cost                                    296               --              382
    Unrecognized net actuarial loss                                14,553              633              266
                                                             ------------     ------------     ------------
    Net amount recognized                                    $     (2,835)    $        414     $     (7,287)
                                                             ============     ============     ============
Amounts recognized in the balance sheet consist of:
    Accrued liability                                        $     (8,345)    $       (219)    $     (7,897)
    Intangible asset (included in other long-term assets)             296               --              382
    Accumulated other comprehensive loss                            5,214              633              228
                                                             ------------     ------------     ------------
    Net amount recognized                                    $     (2,835)    $        414     $     (7,287)
                                                             ============     ============     ============
Accumulated benefit obligation:                              $     35,889     $      1,314     $      7,898
                                                             ============     ============     ============

                                              SUCCESSOR PERIOD
-----------------------------------------------------------------------------------------------------------
                                                                  February 1, 2005 - December 31, 2005
                                                             ----------------------------------------------
                                                               Del Non-       Del LaCross
                                                              Union Plan       Union Plan          SERP
                                                             ------------     ------------     ------------
Components of net periodic cost:
    Service cost                                             $      3,357     $         --     $         29
    Interest cost                                                   2,377               66              394
    Expected return on plan assets                                 (2,285)             (62)              --
    Recognized net loss                                                 3               --               --
                                                             ------------     ------------     ------------
    Net periodic cost                                        $      3,452     $          4     $        423
                                                             ============     ============     ============

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                             PREDECESSOR PERIOD
-----------------------------------------------------------------------------------------------------------

                                                                   January 1, 2005 - January 31, 2005
                                                             ----------------------------------------------
                                                               Del Non-       Del LaCross
                                                              Union Plan       Union Plan          SERP
                                                             ------------     ------------     ------------
Components of net periodic cost:
   Service cost                                              $        300     $         --     $          3
   Interest cost                                                      214                6               36
   Expected return on plan assets                                    (206)              (6)              --
   Recognized prior service cost                                        4               --               12
   Recognized net loss                                                 77                2                7
                                                             ------------     ------------     ------------
   Net periodic cost                                         $        389     $          2     $         58
                                                             ============     ============     ============

                                                                   January 1, 2004 - December 31, 2004
                                                             ----------------------------------------------
                                                               Del Non-       Del LaCross
                                                              Union Plan       Union Plan          SERP
                                                             ------------     ------------     ------------
Components of net periodic cost:
   Service cost                                              $      3,080     $         --     $         52
   Interest cost                                                    2,312               77              423
   Expected return on plan assets                                  (2,063)             (74)              --
   Recognized prior service cost                                       50               --              147
   Recognized net (gain) loss                                         765               18              (13)
                                                             ------------     ------------     ------------
   Net periodic cost                                         $      4,144     $         21     $        609
                                                             ============     ============     ============

                                                                   January 1, 2003 - December 31, 2003
                                                             ----------------------------------------------
                                                               Del Non-       Del LaCross
                                                              Union Plan       Union Plan          SERP
                                                             ------------     ------------     ------------
Components of net periodic cost:
   Service cost                                              $      2,591     $         --     $         50
   Interest cost                                                    2,056               83              414
   Expected return on plan assets                                  (1,577)            (103)              --
   Amortization of unrecognized transition
      (asset) obligation                                               (2)              --               --
   Recognized prior service cost                                       50               --              277
   Recognized net (gain) loss                                         728               12              (90)
                                                             ------------     ------------     ------------
   Net periodic cost                                         $      3,846     $         (8)    $        651
                                                             ============     ============     ============

The weighted-average actuarial assumptions used to determine net periodic costs for the 2005 Successor Period, the 2005 Predecessor Period and the years ended December 31, 2004 and 2003, respectively, were:

                                                      SUCCESSOR
                                                        PERIOD                  PREDECESSOR PERIOD
                                                     -----------     ------------------------------------------
                                                     February 1-     January 1-     January 1-     January 1-
                                                     December 31,    January 31,    December 31,   December 31,
                                                         2005           2005           2004           2003
                                                         ----           ----           ----           ----
Discount rate                                            5.75%          5.75%          6.25%          6.75%
Rate of compensation increase                            4.50%          4.50%          4.50%          4.50%
Expected long-term rate of return on plan assets*        8.50%          8.50%          8.50%          8.50%

* The expected long-term rate of return on plan assets for the LaCross Union Plan for 2004 and 2005 was 6.50%.

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The weighted-average actuarial assumptions used to determine benefit obligations at December 31, 2005 and 2004 respectively, were:

                                          2005        2004
                                          ----        ----
      Discount rate                       5.50%       5.75%
      Rate of compensation increase       4.50%       4.50%

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

The Company's pension plan weighted-average asset allocations were approximately as follows:

                                                   2005
                                   -----------------------------------
                                    Del Non-     Del LaCross
                                   Union Plan     Union Plan      SERP
                                   ----------     ----------      ----
Asset Category
     Equity Securities                  51%             0%           0%
     Debt securities                    40%             0%           0%
     US Government Obligations           0%             0%           0%
     Other                               9%           100%         100%
                                      ----           ----         ----
     Total                             100%           100%         100%
                                      ====           ====         ====

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                   2004
                                   -----------------------------------
                                    Del Non-     Del LaCross
                                   Union Plan     Union Plan      SERP
                                   ----------     ----------      ----
Asset Category
     Equity Securities                  52%             0%           0%
     Debt securities                    39%             0%           0%
     US Government Obligations           0%             0%           0%
     Other                               9%           100%         100%
                                      ----           ----         ----
     Total                             100%           100%         100%
                                      ====           ====         ====

The forementioned equity securities for 2005 and 2004, do not include any Del Laboratories, Inc. stock.

Employer Contributions
----------------------

The Company expects to contribute approximately $4,845 and $932, to its Non-Union Plan and SERP respectively, in 2006. It is anticipated that no contribution will be made to the LaCross Plan.

Expected Benefit Payments
-------------------------

                                    Del Non-     Del LaCross
                                   Union Plan     Union Plan      SERP
                                   ----------     ----------      ----
   2006                              $ 1,418         $ 98         $ 932
   2007                                1,514           97           923
   2008                                1,627           97           880
   2009                                1,770           98           834
   2010                                1,985           97           786
Thereafter                            15,086          499         3,224

Minimum pension liabilities for the underfunded Del Non-Union Plan and SERP are included in the long-term pension liability on the accompanying consolidated balance sheets. The minimum pension liability of $410 and $6,753 at December 31, 2005 and December 31, 2004, respectively, has been recorded with a corresponding amount of an intangible asset of $ - and $678 and accumulated other comprehensive losses of $410 and $6,075 at December 31, 2005 and December 31, 2004, respectively. The accumulated other comprehensive losses are net of deferred income taxes of $162 and $2,432 at December 31, 2005 and 2004, respectively. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions and experienced gains or losses.

The Company contributed to a multi-employer pension plan for the benefit of its former union employees. This plan was a defined benefit plan based on years of service and the costs recognized for 2004 and 2003 were approximately $65 and $1,181, respectively. In 2003 and 2004, all union employees were terminated, in association with the relocation of manufacturing operations from Farmingdale, New York to Rocky Point, North Carolina, See Note 11 for further information on this relocation.

The Company maintains a defined contribution plan for the benefit of its Canadian employees. The costs recognized for the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003 were approximately $97, $7 and $98 and $84 in U.S. dollars, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(b) Employee Stock Ownership Plan

The Predecessor Company had an employee stock ownership plan and related trust, covering substantially all full-time non-union employees. Under the terms of the plan, the Predecessor Company made contributions to the trust in cash, shares of Predecessor Company stock or other property in amounts as may be determined by the Board of Directors. The Board of Directors authorized contributions of $300 for 2004 and 2003 respectively. On December 16, 2004, the Predecessor Company funded its 2004 contribution of $300 to the Employee Stock Ownership Trust with cash. On November 20, 2003, the Predecessor Company funded its fiscal 2003 contribution of $300 to the Employee Stock Ownership Trust with 12,991 treasury shares. As a result, an increase of $72 was recorded to additional paid-in capital representing the cost of treasury shares which were less than the market price on that date.

On January 27, 2005, all shares of Del Laboratories, Inc. capital stock held in the employee stock ownership trust were exchanged for cash of $35 per share and the plan was terminated. All participants became fully vested and were given various alternatives for the distribution of their balances.

(c) Employee 401(k) Savings Plan

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation on the first day of the month following the date of hire and having attained the age of twenty-one. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company retains the right to make optional contributions for any plan year. Optional contributions were not made by the Company in the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003.

(9) Shareholders' Equity

(a) Stock Incentive Plans

The Successor Company did not promulgate any stock incentive plans and consequently had not issued any stock options in 2005. During 2006, the Company adopted a stock incentive plan.

DLI adopted a new stock incentive plan effective on January 27, 2005. The incentive plan provides for grants of two types of options to officers or key employees of the Company and its subsidiaries:

      (a) Service options, which will generally become exercisable in three equal annual installments commencing on the first anniversary of the grant date; and

      (b) Performance options, which will generally become exercisable only if Kelso is able to sell its indirect equity investment in DLI at a price equal to at least two times its initial investment and achieve at least a 14% internal rate of return, subject to certain exceptions.

Under the incentive plan 234,508 shares are reserved for issuance which represents approximately 5.52% of the outstanding shares of DLI Holding Corp. common stock as of the effective date of the merger. Under the incentive plan 33% of the options are service options, and 67% are exit options. In March 2006, the Company's board of directors approved option grants for 124,200 shares under this incentive plan.

The exercise price of each option under the incentive plan is determined by the compensation committee, provided that the exercise price cannot be less than the fair market value (as determined under the incentive plan) of the DLI Holding Corp. common stock on the date of grant. While the incentive plan provides that the compensation committee may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code, it is anticipated that all options granted under the incentive plan will be non-qualified stock options for federal income tax purposes.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Options are not transferable other than by will or by the laws of descent and distribution or, if permitted by the compensation committee.

Unless otherwise determined by the compensation committee at the time of grant, upon a change in control (as defined in the incentive plan), each outstanding service option (whether or not then exercisable), together with any outstanding exit option that, prior to or in connection with such Change in Control, has become exercisable, will be canceled in exchange for a payment in cash of an amount equal to the excess of the price paid in the change in control transaction over the exercise price of such option. All remaining exit options that have not become exercisable at the time of the Change in Control will be canceled. Notwithstanding the foregoing, if provided in the option agreement, no compelled exercise, cancellation, acceleration of exercisability, vesting, cash settlement or other payment will occur upon a Change in Control with respect to any option if the compensation committee reasonably determines in good faith prior to the Change in Control that such option will be honored or assumed, or new rights substituted therefore by a participant's employer (or the parent or a subsidiary of such employer) immediately following the Change in Control.

To be approved by the compensation committee, any honored, assumed or new rights must provide the participant with equivalent or better rights and entitlements than the rights available under the current options; have substantially equivalent economic value to the current options; and have terms and conditions which provide that in the event the participant's employment is involuntarily terminated following a Change in Control, any conditions on a participant's rights or restrictions on transfer or exercisability (including vesting) will be waived or lapse.

Certain of the Company's executives made an investment in DLI Holding LLC, and have been granted certain profit interests in DLI Holdings LLC, the indirect parent of the Company. DLI Holding LLC's board approved 294,486 of override units, as defined, available for grant, of which 201,778 override units were granted as of December 31, 2005. The override units were granted to Company executives at no cost to the executives. These override units are subject to forfeiture. Up to thirty three percent of the granted override units (the "Operating Units") may be forfeited, on a pro-rata basis, if an executive ceases to be employed by the Company during the three year period following the grant of such Operating Units. The remaining sixty seven percent (the "Value Units") participate in distributions only upon certain change of control or liquidation events and only if, upon the occurrence of such an event, Kelso receives an internal rate of return, compounded annually, on its investment in the Company of at least 14% and the Final Value, as defined, is at least greater than two times the initial price. Value Units not eligible to participate in distributions are automatically forfeited. The Override Units are not convertible to common stock and are not saleable or generally transferable. Compensation expense related to the override units has not been recorded by the Company during the year ended December 31, 2005 as distributions on the Override Units have not yet occurred, and, due, among other things, to certain restrictions on the Company's ability to pay dividends, are not probable to occur until the occurrence of certain change of control, liquidation or recapitalization events.

(b) Receivables for Stock Options Exercised

In 1984, the Predecessor Company loaned an officer $367,000 in connection with the payment of taxes arising from the exercise of stock options (the 1984 Loan). The Predecessor Company also loaned the officer $1,065,313 in 1988 (the 1988
Loan) and $1,100,000 in 1990 (the 1990 Loan), each in connection with the exercise of stock options and the tax liability arising therefrom. These loans were payable in annual installments. In addition, the 1988 Loan and the 1990 Loan agreements provided that if the officer was employed by the Predecessor Company at the time any interest or debt payments were due, such payment would be forgiven.

Pursuant to an amendment to this officer's employment agreement, the 1984 Loan, the 1988 Loan and the 1990 Loan were consolidated, effective as of July 1, 1999, with the aggregate principal balance to be repaid, with interest at the rate of 6.0% per annum, in annual amounts of $140,000 for each year during the period from 2000 through 2007 and a final payment of $82,250 on January 20, 2008, provided that each payment of interest and principal was forgiven when due so long as the officer was then employed by, or then served as a consultant to the Predecessor Company and, provided further, that the Predecessor Company may (but was not required to) forgive, during any year until 2007, in excess of $140,000 of principal. Whenever the Predecessor Company forgave any principal or interest owed by the officer to the Company, the Predecessor Company agreed to pay to the officer such additional payment (a "Gross-Up Payment") in an amount such that, after payment by the officer of all Federal, state and local taxes and excise taxes if any, including any such taxes imposed on the Gross-Up Payment, the officer retained an amount of the Gross-Up Payment equal to such taxes imposed on the principal and interest forgiven. This loan, which was a full recourse loan, was secured by collateral with a fair value of 110% of the unpaid principal.

The balance of the loan made to the officer was reflected as a reduction of shareholders' equity in the accompanying predecessor consolidated financial statements. The outstanding balance of the loan was satisfied as part of a separation agreement with the officer contemporaneous with his retirement from the Company upon completion of the merger on January 27, 2005.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(10) Accrued Liabilities

Accrued liabilities at December 31, 2005 and 2004 consisted of the following:

                                                       Successor   Predecessor
                                                        Period        Period
                                                         2005          2004
                                                         ----          ----

Salaries, wages, commissions and employee benefits     $  4,460      $  2,677
Pension liabilities, current portion                      5,776         4,189
Interest                                                  9,038           396
Advertising and promotion costs                           6,339         7,377
Plant closure liabilities (note 11)                       2,381            53
Other                                                     7,480         5,042
                                                       --------      --------
                                                       $ 35,474      $ 19,734
                                                       ========      ========

(11) Restructuring and Severance

On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $2,033 for severance costs and related benefits for approximately 360 union and non-union employees associated with this move was recorded during 2003 net of adjustments of $59 to the initial accrual. Additional severance benefits earned by employees terminated were recognized as a charge in the financial statements as such severance benefits were earned. During 2004, charges of $20, were recorded for such earned severance benefits, net of adjustments of $69 to the initial accrual. During 2005, a provision of $4 was recorded for such earned severance benefits. During 2005 and 2004, $(3) and $135, respectively, of relocation and other move related costs were expensed as incurred. As of December 31, 2005, all union and non-union employees have been terminated and $2,057 in severance benefits were paid.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On August 15, 2005, Mr. William McMenemy resigned as President and Chief Executive Officer effective August 19, 2005 but will remain on the Board of Directors of the Company. Also in August 2005, the Company announced a workforce reduction program to be implemented in September 2005 to streamline the Company's organization and reduce costs. Pursuant to Mr. McMenemy's severance agreement and the Company's formal severance policy, a charge of $2,003 of severance costs and related benefits was recorded during 2005 of which $844 was paid as of December 31, 2005. The balance will be paid over 14 months. As of December 31, 2005, 55 positions, including long-term consultants were eliminated.

On January 13, 2006, the Company announced that it plans to cease the manufacturing activities at its facility in Little Falls, New York. The Company intends to transfer a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and to outsource the remainder. In addition, the Company plans to close several of its short-term leased warehouse facilities in upstate New York and convert the Little Falls facility to a warehouse to store a portion of the Company's inventory. Pursuant to the Company's formal severance policy, a charge of $1,243 for severance costs and related benefits for approximately 332 employees was recorded in December 2005 in accordance with FASB No. 112. Additional severance benefits earned for future services by employees being terminated will be recognized as a charge in the consolidated financial statements as such severance benefits are earned. The Company estimates that approximately $732, all in the Cosmetic segment, will be incurred for additional severance, relocation and other move related costs during 2006. Cash payouts of approximately $1,504 are expected to occur during 2006 and the first two quarters of 2007. As of December 31, 2005, no employees have been terminated and no severance benefits have been paid. As a result of the closing, it is anticipated that there will be a partial curtailment of the pension plan.

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

The Company leases executive office space, furniture, data processing equipment, transportation equipment and warehouse space under terms of leases expiring through 2015. Rent expense under these operating leases aggregated approximately $6,203, $486, $6,488 and $5,525 in the 2005 Successor Period, the 2005
Predecessor Period, 2004 and 2003 respectively. The Company's obligations under non-cancelable leases are summarized as follows:

                           2006                $  3,816
                           2007                   3,522
                           2008                   3,237
                           2009                   3,011
                           2010                   3,134
                           Thereafter            13,402
                                                -------
                                                $30,122
                                                =======

On December 16, 2005, the Company entered into two agreements with a third party. The first agreement stipulated that the Company sell inventory in exchange for $1.0 million in cash. The second agreement stipulated that Del is to purchase approximately $6.4 million of advertising from the third party during a period not to extend beyond March 2009. The inventory sold was deemed to have no value. The Company recognized a deferred liability in connection with the transaction in the amount of $1.0 million, which is reflected on the consolidated balance sheet as of December 31, 2005. The deferred liability will be recognized ratably as a reduction to advertising expense as the advertising is incurred.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On January 27, 2005, DLI Holding Corp. entered into a financial advisory agreement with Kelso & Company, LP ("Kelso") to provide consulting and advisory services to the Company in exchange for fees of $1.2 million per year, plus out of pocket expenses, commencing on that date with a term ending on the date on which Kelso and its affiliates ceases to own any share of common stock of the Company. These fees and expenses are payable by the Company. In fiscal 2005, the Company paid $575 of fees and expenses and accrued $600 at December 31, 2005.

In addition, in connection with the merger transaction, the Company paid an advisory fee to Kelso in the amount of $3.2 million of which $1.9 million has been included in the determination of the purchase price and $1.3 million has been capitalized as deferred financing fees in connection with the issuance of the $175 million in senior subordinated notes.

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

The fair value of the senior secured notes exceeded the carrying value at December 31, 2005 by approximately $3,841 and the fair value of the 8% senior subordinated notes was less than the carrying value at December 31, 2005 by approximately $28,456. The fair value of both notes are based upon discounted cash flows using rates available to the Company for debt with similar terms and maturities. The Company continually evaluates the benefits of refinancing versus the related prepayment penalties. Because considerable judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amount.

(14) Sale of Property

On November 29, 2005, the Company sold 1,180 shares of the capital stock in The Carlyle, LLC and assigned the proprietary lease of the Apartment allocated to Suite 1002-4 in the building commonly known as The Hotel Carlyle in New York, New York to an unrelated third party for gross proceeds of $601, which was reduced by $34 for closing costs, resulting in net proceeds of $567. The shares of the capital stock had a book value of $12. After closing costs of $34, the sale resulted in a gain of $555.

On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company which was exercised by the buyer on June 30, 2004. The improved land and buildings were sold for gross proceeds of $5,000, which was reduced by $320 for closing costs and increased by $136 for other closing adjustments, resulting in net proceeds of $4,816. The improved land and buildings had a book value of $4,513. After closing costs of $320 and other transaction related expenses of $313, the sale resulted in a loss of $146.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(15) Comprehensive Income (Loss)

The Company's items of other comprehensive income (loss) include a foreign currency translation adjustment and a minimum pension liability adjustment, net of the related tax effect. The components of accumulated other comprehensive loss at the December 31, 2005 Successor Period, the January 31, 2005 Predecessor Period, December 31, 2004 and 2003 are as follows:

                                                Accumulated Other Comprehensive Income (Loss)

                                                     Foreign        Minimum
                                                     Currency       Pension
                                                   Translation     Liability
                                                    Adjustment     Adjustment      Total
PREDECESSOR PERIOD:
Balance at December 31, 2002                         $(1,623)       $(2,655)      $(4,278)
Foreign currency translation adjustment                2,094             --         2,094
Minimum pension liability adjustment,
    net of taxes of $282                                  --           (409)         (409)
                                                     -------        -------       -------
Balance at December 31, 2003                             471         (3,064)       (2,593)
Foreign currency translation adjustment                  810             --           810
Minimum pension liability adjustment,
    net of taxes of $530                                  --           (580)         (580)
                                                     -------        -------       -------
Balance at December 31, 2004                           1,281         (3,644)       (2,363)
Foreign currency translation adjustment                 (346)            --          (346)
Elimination of predecessor period balances              (935)         3,644         2,709
                                                     -------        -------       -------
Balance at January 31, 2005                               --             --            --

SUCCESSOR PERIOD:
Foreign currency translation adjustment                  701             --           701
Minimum pension liability adjustment
    net of taxes of $162                                  --           (248)         (248)
                                                     -------        -------       -------
Balance at December 31, 2005                         $   701        $  (248)      $   453
                                                     =======        =======       =======

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(16) Segment Information

The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are oral analgesics, oral hygiene, eye/ear products, and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments; depreciation of unallocated assets is charged to the Cosmetic segment.

                                                   Successor
                                                     Period                  Predecessor Period
                                                  ------------    -----------------------------------------
                                                                                    Year Ended December 31,
                                                  Feb 1, 2005-    Jan 1, 2005-     --------------------------
                                                  Dec 31, 2005    Jan 31, 2005        2004            2003
                                                  ------------    ------------        ----            ----
Net sales
      Cosmetic                                     $  296,669      $   14,756      $  315,600      $  310,407
      Pharmaceutical                                   78,730           3,450          81,075          75,546
                                                   ----------      ----------      ----------      ----------
      Consolidated                                 $  375,399      $   18,206      $  396,675      $  385,953
                                                   ----------      ----------      ----------      ----------
Operating income (loss)
      Cosmetic                                     $  (11,230)     $  (17,714)     $   14,580      $   24,581
      Pharmaceutical                                   10,512          (4,247)         15,503          11,923
                                                   ----------      ----------      ----------      ----------
      Consolidated                                 $     (718)     $  (21,961)     $   30,083      $   36,504
                                                   ----------      ----------      ----------      ----------
Gain (loss) on sale of property                    $      555      $       --      $     (146)     $       --
                                                   ----------      ----------      ----------      ----------
Loss on early extinguishment of debt               $    6,449      $       --      $       --      $       --
                                                   ----------      ----------      ----------      ----------
Interest expense, net                              $   27,661      $      264      $    3,584      $    4,185
                                                   ----------      ----------      ----------      ----------
Other income (expense), net                        $      531      $     (232)     $      331      $      579
                                                   ----------      ----------      ----------      ----------
Earnings (loss) before income taxes                $  (33,742)     $  (22,457)     $   26,684      $   32,898
                                                   ==========      ==========      ==========      ==========
Identifiable assets
      Cosmetic                                     $  589,773                      $  214,388      $  191,031
      Pharmaceutical                                  116,482                          32,599          30,888
      Corporate (unallocated assets)                       --                          38,473          41,293
                                                   ----------                      ----------      ----------
      Consolidated                                 $  706,255                      $  285,460      $  263,212
                                                   ==========                      ==========      ==========
Depreciation and amortization
      Cosmetic                                     $    9,094      $      707      $    8,041      $    7,852
      Pharmaceutical                                    2,684              41             461             405
                                                   ----------      ----------      ----------      ----------

      Consolidated                                 $   11,778      $      748      $    8,502      $    8,257
                                                   ==========      ==========      ==========      ==========
Amortization of display fixtures
      Cosmetic                                     $    8,439      $      764      $    8,970      $    6,277
      Pharmaceutical                                       --              --              --              --
                                                   ----------      ----------      ----------      ----------
      Consolidated                                 $    8,439      $      764      $    8,970      $    6,277
                                                   ==========      ==========      ==========      ==========
Expenditures for property ,plant and equipment
  and long-lived assets
      Cosmetic                                     $    5,835      $      797      $    2,305      $    1,897
      Pharmaceutical                                      492              --             469             568
      Corporate (unallocated assets)                       --              --           6,756          15,795
                                                   ----------      ----------      ----------      ----------
      Consolidated                                 $    6,327      $      797      $    9,530      $   18,260
                                                   ==========      ==========      ==========      ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Sales to one customer by the Cosmetic and Pharmaceutical segments combined were 27.9%, 26.1%, 25.2% and 25.6% of consolidated net sales for the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003 respectively, combined sales to another customer were 11.2%, 12.5%, 10.5% and 14.5% of consolidated net sales for the 2005 Successor Period, the 2005 Predecessor Period, 2004 and 2003, respectively, and combined sales to another customer was 10.4% of consolidated net sales for the 2005 Predecessor Period. No other sales to this customer were greater than 10% in the other respective periods.

Three customers accounted for 48.1% and four customers accounted for 51.9% of the Company's accounts receivable at December 31, 2005 and 2004, respectively.

Operating loss for the 2005 Successor Period includes severance expense of $2,003, associated with the workforce reduction program. Of this amount, $1,641 was charged to the Cosmetic segment and $362 was charged to the Pharmaceutical segment. Operating loss for the 2005 Successor Period also includes severance expense of $1,243 associated with the closure of the Little Falls facilities, which was all charged to the Cosmetic segment.

Operating income for 2004 and 2003 includes severance expense of $20 and $2,033, respectively. Of these amounts, $13 and $1,322 were charged to the Cosmetic segment in 2004 and 2003, respectively, and $7 and $712 were charged to the Pharmaceutical segment in 2004 and 2003, respectively.

Operating income for 2003 includes a recovery of $744 related to the 2001 charge for the K-Mart Chapter XI bankruptcy filing. Of this amount, $610 was attributable to the Cosmetic segment and $134 was attributable to the Pharmaceutical segment.

(17) Unaudited Quarterly Financial Data

The following is a summary of quarterly operating results:

                                     Year Ended December 31, 2005
                                     ----------------------------
                           First Quarter
                      ----------------------
                      Predecessor                Successor Period
                         Period     -------------------------------------------
                         Jan 1-      Feb 1-     Second       Third     Fourth
                         Jan 31     March 31    Quarter     Quarter    Quarter
                      -----------   --------    -------     -------    -------
Net Sales               $ 18,206    $ 70,917    $108,904    $104,792   $ 90,786
Cost of goods sold         9,718      38,730      64,495      59,268     48,521
Net earnings (loss)        1,977      (3,222)    (10,114)      1,932     (9,338)


                                  Year Ended December 31, 2004
                                  ----------------------------
                         First        Second         Third       Fourth
                        Quarter       Quarter       Quarter      Quarter
                        -------       -------       -------      -------
Net sales               $83,065      $102,948      $115,552      $95,109
Cost of goods sold       41,215        52,370        58,641       46,199
Net earnings                680         3,757         6,462        4,710

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(18) Condensed Consolidating Financial Information

The Company's obligations related to its Revolver, Notes and the 8% senior subordinated notes are guaranteed jointly and severally by the Company's direct and indirect present and future domestic restricted subsidiaries (the "Guarantors"). The following financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for domestic subsidiaries of the Company that are Guarantors (collectively,the "Guarantor Subsidiaries") and foreign subsidiaries of the Company that are not Gurantors (collectively, the "Non-Guarantor Subsidiaries"). Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 2 and include recently adopted accounting pronouncements described in Note 2.

                           CONSOLIDATING BALANCE SHEET
                                SUCCESSOR PERIOD
                                December 31, 2005

                                                                        Guarantor    Non-Guarantor
                                                          Issuer      Subsidiaries   Subsidiaries Eliminations Consolidated
                                                        ----------    ------------  ------------- ------------ ------------
   ASSETS

Current assets:
   Cash and cash equivalents                              $   1,862     $   (434)    $  1,174     $    --     $   2,602
   Accounts receivable, net                                  52,828       14,432        5,051          --        72,311
   Inventories                                               96,609       10,878       14,810          --       122,297
   Income taxes receivable                                   19,595      (20,514)       1,281          --           362
   Deferred income taxes                                     10,967          186           --          --        11,153
   Prepaid expenses and other current assets                  4,195          547          205          --         4,947
                                                          ---------     --------     --------     -------     ---------
          Total current assets                              186,056        5,095       22,521          --       213,672

Property, plant and equipment, net                           43,214        2,214        4,065          --        49,493
Intercompany                                                 72,199      (56,263)     (15,936)         --
Intangibles arising from acquisitions, net                  170,978       88,309           --          --       259,287
Goodwill                                                    125,983           --           --          --       125,983
Other assets                                                 28,880           --        1,196          --        30,076
Note receivable                                               6,430           --           --      (6,430)           --
Deferred income taxes                                        62,735      (34,991)          --          --        27,744
                                                          ---------     --------     --------     -------     ---------
          Total assets                                    $ 696,475     $  4,364     $ 11,846     $(6,430)    $ 706,255
                                                          =========     ========     ========     =======     =========
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                      $     129     $     --     $     56     $    --     $     185
   Accounts payable                                          29,870        3,324        1,944          --        35,138
   Accrued liabilities                                       30,146        3,607        1,721          --        35,474
                                                          ---------     --------     --------     -------     ---------
          Total current liabilities                          60,145        6,931        3,721          --        70,797

Long-term pension liability, less current portion            20,447           --           --          --        20,447
Deferred income taxes                                       105,971          872           14          --       106,857
Deferred liability                                            1,062           --           --          --         1,062
Note payable                                                     --           --        6,430      (6,430)           --
Senior secured notes                                        185,000           --           --          --       185,000
8% senior subordinated notes                                173,966           --           --          --       173,966
Long-term debt, less current portion                         22,078           --        1,197          --        23,275
                                                          ---------     --------     --------     -------     ---------
                     Total liabilities                      568,669        7,803       11,362      (6,430)      581,404
                                                          ---------     --------     --------     -------     ---------
Shareholders' equity:
   Common stock $.01 par value, authorized
      1,000 shares; issued 1,000 shares                          --           --           --          --            --
   Additional paid-in capital                               145,135           --            5          --       145,140
   Accumulated other comprehensive loss                        (248)          --          701          --           453
   Retained earnings                                        (17,081)      (3,439)        (222)         --       (20,742)
                                                          ---------     --------     --------     -------     ---------

          Total shareholders' equity                        127,806       (3,439)         484          --       124,851
                                                          ---------     --------     --------     -------     ---------

          Total liabilities and shareholders' equity      $ 696,475     $  4,364     $ 11,846     $(6,430)    $ 706,255
                                                          =========     ========     ========     =======     =========


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                           CONSOLIDATING BALANCE SHEET
                               PREDECESSOR PERIOD
                                December 31, 2004

                                                                          Guarantor    Non-Guarantor
                                                            Issuer      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                          ----------    ------------   -------------   ------------   ------------
     ASSETS

Current assets:
     Cash and cash equivalents                            $    3,607     $     (398)     $      664     $       --     $    3,873
     Accounts receivable, net                                 58,062         17,016           3,899             --         78,977
     Inventories                                              87,410         11,805          12,020             --        111,235
     Income taxes receivable                                     177             --              --             --            177
     Deferred income taxes                                     7,075            149              --             --          7,224
     Prepaid expenses and other current assets                 3,065            325             118             --          3,508
                                                          ----------     ----------      ----------     ----------     ----------
            Total current assets                             159,396         28,897          16,701             --        204,994

Property, plant and equipment, net                            42,094            996           3,679             --         46,769
Intercompany                                                (103,361)       105,837            (951)        (1,525)            --
Intangibles arising from acquisitions, net                     7,080              5              --             --          7,085
Goodwill                                                       3,520          2,762              --             --          6,282
Other assets                                                  13,195             18             530             --         13,743
Note receivable                                                6,430             --              --         (6,430)            --
Deferred income taxes                                          6,301            286              --             --          6,587
                                                          ----------     ----------      ----------     ----------     ----------
            Total assets                                  $  134,655     $  138,801      $   19,959     $   (7,955)    $  285,460
                                                          ==========     ==========      ==========     ==========     ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                    $      450     $       --      $       51     $       --     $      501
     Accounts payable                                         46,283          3,000           1,247             --         50,530
     Accrued liabilities                                      14,192          4,186           1,356             --         19,734
     Income taxes payable                                    (21,865)        22,360            (495)            --             --
                                                          ----------     ----------      ----------     ----------     ----------
            Total current liabilities                         39,060         29,546           2,159             --         70,765

Long-term pension liability, less current portion             12,273             --              --             --         12,273
Deferred income taxes                                          7,619            204              13             --          7,836
Deferred liability                                             1,405             --              --             --          1,405
Note payable                                                      --             --           6,430         (6,430)            --
Long-term debt, less current portion                          70,018             --           1,215             --         71,233
                                                          ----------     ----------      ----------     ----------     ----------
            Total liabilities                                130,375         29,750           9,817         (6,430)       163,512
                                                          ----------     ----------      ----------     ----------     ----------
Shareholders' equity:
     Preferred stock $ .01 par value, authorized
        1,000,000 shares; no shares issued                        --             --              --             --             --
     Common stock $1 par value, authorized
        20,000,000 shares; issued 10,000,000 shares           10,016              1               2            (19)        10,000
     Additional paid-in capital                                9,348          1,000               5         (1,005)         9,348
     Accumulated other comprehensive loss                     (3,844)           (38)          1,519             --         (2,363)
     Retained earnings                                        (5,285)       108,088           8,616           (501)       110,918
                                                          ----------     ----------      ----------     ----------     ----------
                                                              10,235        109,051          10,142         (1,525)       127,903
     Less: Treasury stock at cost, 242,553
        shares in 2004                                        (5,453)            --              --             --         (5,453)
          Receivables for stock options exercised               (502)            --              --             --           (502)
                                                          ----------     ----------      ----------     ----------     ----------
            Total shareholders' equity                         4,280        109,051          10,142         (1,525)       121,948
                                                          ----------     ----------      ----------     ----------     ----------
            Total liabilities and shareholders' equity    $  134,655     $  138,801      $   19,959     $   (7,955)    $  285,460
                                                          ==========     ==========      ==========     ==========     ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                SUCCESSOR PERIOD
                      February 1, 2005 - December 31, 2005

                                                                 Guarantor     Non-Guarantor
                                                  Issuer       Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                                ----------     ------------    -------------     ------------    ------------
Net sales                                       $  263,898      $   74,698       $   36,803       $       --     $  375,399

Cost of goods sold                                 166,190          24,765           20,059               --        211,014
Selling and administrative expenses                 86,769          53,984           16,389               --        157,142
Severance expenses                                   2,888             362                                --          3,250
Merger expenses                                      4,010             701                                --          4,711
                                                ----------      ----------       ----------       ----------     ----------
      Operating income (loss)                        4,041          (5,114)             355               --           (718)

Other income (expense):
      Gain on sale of property                         555              --               --               --            555
      Loss on early extinguishment of debt          (6,449)             --               --               --         (6,449)
      Interest expense, net                        (27,398)             --             (263)              --        (27,661)
      Other income (expense), net                       53              13              465               --            531
                                                ----------      ----------       ----------       ----------     ----------
Earnings (loss) before income taxes                (29,198)         (5,101)             557               --        (33,742)
Provision for (benefit from) income taxes          (12,117)         (1,662)             779               --        (13,000)
                                                ----------      ----------       ----------       ----------     ----------
      Net loss                                  $  (17,081)     $   (3,439)      $     (222)      $       --     $  (20,742)
                                                ==========      ==========       ==========       ==========     ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                      CONSOLIDATING STATEMENT OF OPERATIONS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005

                                                              Guarantor     Non-Guarantor
                                               Issuer       Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                             ----------     ------------    -------------     ------------    ------------
Net sales                                    $   13,389      $    3,129       $    1,688       $       --      $   18,206

Cost of goods sold                                7,890             952              876               --           9,718
Selling and administrative expenses               7,140           3,270            1,065               --          11,475
Merger expenses                                  15,483           3,491               --               --          18,974
                                             ----------      ----------       ----------       ----------      ----------
      Operating loss                            (17,124)         (4,584)            (253)              --         (21,961)

Other income (expense):
      Interest expense, net                        (239)             --              (25)              --            (264)
      Other income (expense), net                   (11)             --             (221)              --            (232)
                                             ----------      ----------       ----------       ----------      ----------
Loss before income taxes                        (17,374)         (4,584)            (499)              --         (22,457)
Benefit from income taxes                       (24,273)             --             (161)              --         (24,434)
                                             ----------      ----------       ----------       ----------      ----------
      Net earnings (loss)                    $    6,899      $   (4,584)      $     (338)      $       --      $    1,977
                                             ==========      ==========       ==========       ==========      ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                      CONSOLIDATING STATEMENT OF OPERATIONS
                               PREDECESSOR PERIOD
                          Year ended December 31, 2004

                                                              Guarantor     Non-Guarantor
                                               Issuer       Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                             ----------     ------------    -------------     ------------    ------------
Net sales                                    $  281,929      $   77,420       $   37,326       $       --      $  396,675

Cost of goods sold                              160,514          19,571           18,340               --         198,425
Selling and administrative expenses             106,346          44,367           16,019               --         166,732
Severance expenses                                   13               7               --               --              20
Merger expenses                                   1,415              --               --               --           1,415
                                             ----------      ----------       ----------       ----------      ----------
      Operating income                           13,641          13,475            2,967               --          30,083

Other income (expense):
      Loss on sale of land and building            (146)             --               --               --            (146)
      Interest expense, net                      (3,274)             --             (310)              --          (3,584)
      Other income (expense), net                  (144)            (28)             503               --             331
                                             ----------      ----------       ----------       ----------      ----------
Earnings before income taxes                     10,077          13,447            3,160               --          26,684
Income taxes                                      4,585           5,161            1,329               --          11,075
                                             ----------      ----------       ----------       ----------      ----------
      Net earnings                           $    5,492      $    8,286       $    1,831       $       --      $   15,609
                                             ==========      ==========       ==========       ==========      ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                      CONSOLIDATING STATEMENT OF OPERATIONS
                               PREDECESSOR PERIOD
                          Year ended December 31, 2003

                                                          Guarantor     Non-Guarantor
                                           Issuer       Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                         ----------     ------------    -------------     ------------    ------------
Net sales                                $  281,743      $   71,094       $   33,116       $       --      $  385,953

Cost of goods sold                          151,345          18,019           16,408               --         185,772
Selling and administrative expenses         104,608          42,510           14,526               --         161,644
Severance expenses                            1,321             712               --               --           2,033
                                         ----------      ----------       ----------       ----------      ----------
      Operating income                       24,469           9,853            2,182               --          36,504

Other income (expense):
      Interest expense, net                  (4,095)             --              (90)              --          (4,185)
      Other income (expense), net               206              87              286               --             579
                                         ----------      ----------       ----------       ----------      ----------
Earnings before income taxes                 20,580           9,940            2,378               --          32,898
Income taxes                                  7,888           3,713              923               --          12,524
                                         ----------      ----------       ----------       ----------      ----------
      Net earnings                       $   12,692      $    6,227       $    1,455       $       --      $   20,374
                                         ==========      ==========       ==========       ==========      ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                SUCCESSOR PERIOD
                      February 1, 2005 - December 31, 2005

                                                                      Guarantor     Non-Guarantor
                                                        Issuer      Subsidiaries     Subsidiaries    Eliminations  Consolidated
                                                      ----------    ------------    -------------    ------------  ------------
Cash flows from operating activities:
 Net earnings (loss)                                  $  (17,081)    $   (3,439)      $     (228)     $        6    $  (20,742)
Adjustments to reconcile net earnings (loss)
 to net cash provided by (used in) operating
 activities:
Depreciation and amortization                              8,588          2,749              424              17        11,778
Amortization of display fixtures                           7,802             --              637                         8,439
Amortization of inventory fair value adjustment            4,945          2,278              860                         8,083
Amortization of deferred financing fees and                2,269             --               --                         2,269
 original issue discount                                 (14,091)          (453)              --                       (14,544)
Deferred income taxes                                        (66)           (62)              --                          (128)
Recovery from doubtful accounts                             (562)            --               --                          (562)
Gain on sale of property                                   6,449             --               --                         6,449
Loss on early extinguishment of debt                           9             --             (427)                         (418)
Other non-cash operating items
Changes in operating assets and liabilities:
   Accounts receivable                                       957             12           (1,605)                         (636)
   Inventories                                            (4,267)         1,032           (1,319)                       (4,554)
   Prepaid expenses and other current assets              (1,099)           156             (114)                       (1,057)
   Other assets                                           (9,996)            15           (1,152)                      (11,133)
   Accounts payable                                      (14,468)          (826)            (567)                      (15,861)
   Accrued liabilities                                    (6,960)          (497)             286                        (7,171)
   Deferred liability                                      1,062             --               --                         1,062
   Pension liability (net)                                   333             --               --                           333
   Income taxes receivable / payable                      12,432         (1,846)            (633)             (6)        9,947
   Intercompany receivables / payables                    (4,983)         1,218            3,736              29            --
                                                      ----------     ----------       ----------      ----------    ----------
     Net cash provided by (used in) operating
      activities                                         (28,727)           337             (102)             46       (28,446)
                                                      ----------     ----------       ----------      ----------    ----------
Cash flows provided by (used in) investing
 activities:
   Net proceeds from sale of property                        575             --               --                           575
   Property, plant and equipment additions                (5,604)          (656)             (67)                       (6,327)
   Purchase of Del Laboratories, Inc.                   (377,233)            --               --                      (377,233)
                                                      ----------     ----------       ----------      ----------    ----------
     Net cash used in investing activities              (382,262)          (656)             (67)             --      (382,985)
                                                      ----------     ----------       ----------      ----------    ----------
Cash flows provided by (used in) financing
 activities:
   Principal borrowings (payments) under revolving
    credit agreement, net                                 22,000             --               --                        22,000
   Principal payments under mortgages                         --             --              (53)                          (53)
   Principal repayments under term loan                   (1,500)            --               --                        (1,500)
   Repayment of term loan                               (198,500)            --               --                      (198,500)
   Repayment of existing debt in connection with
    merger                                               (69,316)            --               --                       (69,316)
   Issuance of senior subordinated notes                 173,845             --               --                       173,845
   Issuance of term loan                                 200,000             --               --                       200,000
   Issuance of senior secured notes                      185,000             --               --                       185,000
   Payment of deferred financing and other merger
    related fees                                         (30,575)            --               --                       (30,575)
   Payment of deferred financing fees                     (7,237)            --               --                        (7,237)
   Contributed capital                                   138,200             --               --                       138,200
   Payment of capital lease obligations                     (120)            --               --                          (120)
                                                      ----------     ----------       ----------      ----------    ----------
     Net cash provided by (used in) financing
      activities                                         411,797             --              (53)             --       411,744
                                                      ----------     ----------       ----------      ----------    ----------
Effect of exchange rate changes on cash                       --             --              (42)            (46)          (88)
                                                      ----------     ----------       ----------      ----------    ----------
Net increase (decrease) in cash and cash
 equivalents                                                 808           (319)            (264)             --           225

Cash and cash equivalents at beginning of year             1,054           (115)           1,438                         2,377
                                                      ----------     ----------       ----------      ----------    ----------
Cash and cash equivalents at end of year              $    1,862     $     (434)      $    1,174      $       --    $    2,602
                                                      ==========     ==========       ==========      ==========    ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005

                                                                       Guarantor     Non-Guarantor
                                                         Issuer      Subsidiaries     Subsidiaries    Eliminations  Consolidated
                                                       ----------    ------------    -------------    ------------  ------------
Cash flows from operating activities:
 Net earnings (loss)                                   $    6,899     $   (4,584)      $     (338)                   $    1,977
Adjustments to reconcile net earnings (loss) to
 net cash  provided by (used in) operating
 activities:
Depreciation and amortization                                 673             40               35                           748
Amortization of display fixtures                              723             --               41                           764
Amortization of deferred financing fees                        20             --               --                            20
Deferred income taxes                                     (13,030)            --               --                       (13,030)
Provision for (recovery from) doubtful accounts                25             --                1                            26
Tax benefit on stock options exercised                         57             --               --                            57
Other non-cash operating items                                (14)            --              233                           219
Changes in operating assets and liabilities:
       Accounts receivable                                  2,740          2,635              598                         5,973
       Inventories                                         (4,838)          (104)          (1,121)                       (6,063)
       Prepaid expenses and other current assets              (32)          (377)              30                          (379)
       Other assets                                        (1,609)             3              (80)                       (1,686)
       Accounts payable                                    (1,945)         1,150            1,200                           405
       Accrued liabilities                                 21,827           (133)              26                        21,720
       Deferred liability                                   1,367             --               --                         1,367
       Pension liability (net)                               (330)            --               --                          (330)
       Income taxes receivable / payable                  (11,344)            --             (254)                      (11,598)
       Intercompany receivables / payables                 (2,091)         1,665              438             (12)           --
                                                       ----------     ----------       ----------      ----------    ----------
         Net cash provided by (used in) operating
          activities                                         (902)           295              809             (12)          190
                                                       ----------     ----------       ----------      ----------    ----------
Cash flows provided by (used in) investing
 activities:
       Property, plant and equipment additions               (781)           (12)              (4)                         (797)
                                                       ----------     ----------       ----------      ----------    ----------
         Net cash used in investing activities               (781)           (12)              (4)             --          (797)
                                                       ----------     ----------       ----------      ----------    ----------
Cash flows provided by (used in) financing
 activities:
       Principal payments under mortgages                     (25)            --                2                           (23)
       Principal payments under revolving credit
        agreement, net                                       (800)            --               --                          (800)
       Proceeds from the exercise of treasury stock            12             --               --                            12
       Acquisition of treasury stock                          (57)            --               --                           (57)
                                                       ----------     ----------       ----------      ----------    ----------
         Net cash used in financing activities               (870)            --                2              --          (868)
                                                       ----------     ----------       ----------      ----------    ----------
Effect of exchange rate changes on cash                        --             --              (33)             12           (21)
                                                       ----------     ----------       ----------      ----------    ----------
Net increase (decrease) in cash and cash
 equivalents                                               (2,553)           283              774              --        (1,496)

Cash and cash equivalents at beginning of year              3,607           (398)             664                         3,873
                                                       ----------     ----------       ----------      ----------    ----------
Cash and cash equivalents at end of year               $    1,054     $     (115)      $    1,438      $       --    $    2,377
                                                       ==========     ==========       ==========      ==========    ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year ended December 31, 2004

                                                                        Guarantor     Non-Guarantor
                                                          Issuer      Subsidiaries     Subsidiaries    Eliminations  Consolidated
                                                        ----------    ------------    -------------    ------------  ------------
Cash flows from operating activities:
 Net earnings                                           $    5,492     $    8,286       $    1,822      $        9    $   15,609
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                7,604            456              420              22         8,502
Amortization of display fixtures                             8,492             --              478                         8,970
Amortization of deferred financing fees                        184                                                           184
Deferred income taxes                                        3,688           (110)              --                         3,578
Provision for (recovery from) doubtful accounts                 83            (30)              --                            53
Tax benefit on stock options exercised                         716             --               --                           716
Loss on sale of land                                           146             --               --                           146
Other non-cash operating items                                 143             --             (495)                         (352)
Changes in operating assets and liabilities:
        Accounts receivable                                 (2,832)        (1,442)             675                        (3,599)
        Inventories                                        (16,581)        (1,932)             709                       (17,804)
        Prepaid expenses and other current assets             (919)            32              (71)                         (958)
        Other assets                                        (9,270)            35             (327)                       (9,562)
        Accounts payable                                    10,226           (263)          (3,483)                        6,480
        Accrued liabilities                                 (3,870)          (735)             (79)                       (4,684)
        Deferred liability                                      71             --               --                            71
        Pension liability (net)                                305             --               --                           305
        Income taxes receivable / payable                   (5,943)         5,079              427              (9)         (446)
        Intercompany receivables / payables                  9,061         (9,052)              41             (50)           --
                                                        ----------     ----------       ----------      ----------    ----------
          Net cash provided by (used in) operating
           activities                                        6,796            324              117             (28)        7,209
                                                        ----------     ----------       ----------      ----------    ----------
Cash flows provided by (used in) investing
 activities:
        Net proceeds from sales of land and
         facility                                            4,816             --               --                         4,816
        Intangible assets acquired                              --             (5)              --                            (5)
        Property, plant and equipment additions             (8,986)          (463)             (76)                       (9,525)
                                                        ----------     ----------       ----------      ----------    ----------
          Net cash used in investing activities             (4,170)          (468)             (76)             --        (4,714)
                                                        ----------     ----------       ----------      ----------    ----------
Cash flows provided by (used in) financing
 activities:
        Principal payments under mortgages                    (338)            --              (43)                         (381)
        Payment of capital lease obligations                  (112)            --               --                          (112)
        Proceeds from the exercise of stock options            364             --               --                           364
        Acquisition of treasury stock                         (683)            --               --                          (683)
                                                        ----------     ----------       ----------      ----------    ----------
          Net cash used in financing activities               (769)            --              (43)             --          (812)
                                                        ----------     ----------       ----------      ----------    ----------
Effect of exchange rate changes on cash                         --             --               49              28            77
                                                        ----------     ----------       ----------      ----------    ----------
Net increase (decrease) in cash and cash equivalents         1,857           (144)              47              --         1,760

Cash and cash equivalents at beginning of year               1,750           (254)             617                         2,113
                                                        ----------     ----------       ----------      ----------    ----------
Cash and cash equivalents at end of year                $    3,607     $     (398)      $      664              --    $    3,873
                                                        ==========     ==========       ==========      ==========    ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year ended December 31, 2003

                                                                        Guarantor     Non-Guarantor
                                                          Issuer      Subsidiaries     Subsidiaries    Eliminations  Consolidated
                                                        ----------    ------------    -------------    ------------  ------------
Cash flows from operating activities:
 Net earnings                                           $   12,692     $    6,227       $    1,462      $       (7)   $   20,374
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                7,409            401              427              20         8,257
Amortization of display fixtures                             5,882             --              395                         6,277
Amortization of deferred financing fees                        241             --               --                           241
Deferred income taxes                                          (14)           (84)              --                           (98)
Provision for doubtful accounts                                126            176               --                           302
Tax benefit on stock options exercised                       1,472             --               --                         1,472
Other non-cash operating items                                 135             --                5                           140
Changes in operating assets and liabilities:
        Accounts receivable                                (23,664)           187             (150)                      (23,627)
        Inventories                                         (6,997)        (1,337)          (2,546)                      (10,880)
        Prepaid expenses and other current assets              (97)           153               30                            86
        Other assets                                       (10,046)            35             (571)                      (10,582)
        Accounts payable                                     9,093            535            1,214                        10,842
        Accrued liabilities                                    206            592              (28)                          770
        Deferred liability                                   1,465             --               --                         1,465
        Pension liability (net)                              1,922             --               --                         1,922
        Income taxes receivable / payable                   (1,758)         3,595              (65)              7         1,779
        Intercompany receivables / payables                  9,258        (10,175)             689             228            --
                                                        ----------     ----------       ----------      ----------    ----------
          Net cash provided by operating activities          7,325            305              862             248         8,740
                                                        ----------     ----------       ----------      ----------    ----------
Cash flows provided by (used in) investing
 activities:
        Net proceeds from sales of land and facility           235             --               --                           235
        Intangible assets acquired                             (60)            --               --                           (60)
        Property, plant and equipment additions            (17,206)          (560)            (434)                      (18,200)
                                                        ----------     ----------       ----------      ----------    ----------
          Net cash used in investing activities            (17,031)          (560)            (434)             --       (18,025)
                                                        ----------     ----------       ----------      ----------    ----------
Cash flows provided by (used in) financing
 activities:
        Principal borrowings (payments) under
         revolving credit agreement, net                    12,000             --               --                        12,000
        Principal payments under mortgages                     (91)            --              (33)                         (124)
        Principal payment under senior notes                (8,000)            --               --                        (8,000)
        Repayment of mortgage                               (3,863)            --               --                        (3,863)
        Borrowings under mortgage and construction
         loan                                               12,480             --               --                        12,480
        Payment of capital lease obligations                  (104)            --               --                          (104)
        Proceeds from the exercise of stock options            117             --               --                           117
        Acquisition of treasury stock                       (1,415)            --               --                        (1,415)
                                                        ----------     ----------       ----------      ----------    ----------
            Net cash provided by (used in)
             financing activities                           11,124             --              (33)             --        11,091
                                                        ----------     ----------       ----------      ----------    ----------
Effect of exchange rate changes on cash                         --             --               54            (248)         (194)
                                                        ----------     ----------       ----------      ----------    ----------
Net increase (decrease) in cash and cash
 equivalents                                                 1,418           (255)             449              --         1,612

Cash and cash equivalents at beginning of year                 332              1              168              --           501
                                                        ----------     ----------       ----------      ----------    ----------
Cash and cash equivalents at end of year                $    1,750     $     (254)      $      617      $       --    $    2,113
                                                        ==========     ==========       ==========      ==========    ==========

                                   SCHEDULE II

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                    Predecessor Periods and Successor Period

                                                             Additions
                                                             (Credits)
                                           Balance at       charged to                          Balance at
                                           beginning         costs and                              end
Description                                of period         expenses        Deductions(1)       of period
-----------                                ---------         --------        -------------       ---------
Predecessor Period:

January 1, 2003 -
     December 31, 2003                      $ 4,962           $   302           $   874           $ 4,390
                                            =======           =======           =======           =======
          allowances for doubtful
          Accounts

January 1, 2004 -
     December 31, 2004                      $ 4,390           $    53           $ 2,717           $ 1,726
                                            =======           =======           =======           =======
          allowances for doubtful
          accounts

January 1, 2005 -
    January 31, 2005                        $ 1,726           $    26           $     2           $ 1,750
                                            =======           =======           =======           =======
          allowances for doubtful
          accounts

Successor Period:

February 1, 2005 -
    December 31, 2005                       $ 1,750           $  (128)          $   (52)          $ 1,674
                                            =======           =======           =======           =======
          allowances for doubtful
          accounts

(1) Uncollectible accounts written off and net recoveries. Included for the fiscal year ended December 31, 2004 is a charge against the allowance for doubtful accounts of $2,753 which represents the write off of the outstanding accounts receivable balance related to the K-Mart Chapter XI bankruptcy filing which was expensed in prior years.