Form 10-Q
period 2006-03-31
DEL LABORATORIES INC
filed 2006-05-12
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 --------
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NO. 333-124360

                             DEL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             13-1953103
-------------------------------------                      ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                  726 RECKSON PLAZA, UNIONDALE, NEW YORK 11556
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (516) 844-2020

                            -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):


Large accelerated filer ( )   Accelerated filer ( )   Non-accelerated filer (X)


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                YES ( )           NO (X)

The number of shares of Common Stock, $.01 par value, outstanding as of May 12, 2006 was 1,000.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index




Part I.    FINANCIAL INFORMATION
                                                                            PAGE
Item 1.    Financial Statements:

           Consolidated Balance Sheets as of
               March 31, 2006 (Successor) and December 31, 2005
               (Successor)                                                   3

           Consolidated Statements of Operations for the three months ended
               March 31, 2006 (Successor), two months ended
               March 31, 2005 (Successor) and the one
               month ended January 31, 2005 (Predecessor)                     4

           Consolidated Statements of Cash Flows for the three months ended
               March 31, 2006 (Successor), two months ended
               March 31, 2005 (Successor) and the one
               month ended January 31, 2005 (Predecessor)                     5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               29

Item 3.    Quantitative and Qualitative Disclosures About Market Risks       42

Item 4.    Controls and Procedures                                           43




Part II.   OTHER INFORMATION

Item 1A.   Risks Related to the Company                                      44

Item 6.    Exhibits                                                          44


SIGNATURES                                                                   45



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2006 and December 31, 2005
                                 (In thousands)

                                                                         Successor Period
                                                                  -----------------------------
                                                                     March 31,    December 31,
                                                                       2006          2005
                                                                   -----------   -------------
                                                                   (UNAUDITED)

       ASSETS

Current assets:
       Cash and cash equivalents                                   $   1,272    $   2,602
       Accounts receivable, less allowance for doubtful accounts
         of $1,735 in 2006 and $1,674 in 2005                         78,201       72,311
       Inventories                                                   122,173      122,297
       Income taxes receivable                                           337          362
       Deferred income taxes                                          11,153       11,153
       Prepaid expenses and other current assets                       4,071        4,947
                                                                   ---------    ---------
                   Total current assets                              217,207      213,672
                                                                   ---------    ---------

Property, plant and equipment, at cost                                57,816       56,468
Less accumulated depreciation and amortization                        (9,312)      (6,975)
                                                                   ---------    ---------
       Net property, plant and equipment                              48,504       49,493

Intangibles arising from acquisitions, net                           257,975      259,287
Goodwill                                                             127,987      125,983
Other assets                                                          31,326       30,076
Deferred income taxes                                                 29,881       27,744
                                                                   ---------    ---------

                   Total assets                                    $ 712,880    $ 706,255
                                                                   =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                           $     187    $     185
       Accounts payable                                               31,871       35,138
       Accrued liabilities                                            35,628       35,474
                                                                   ---------    ---------

                   Total current liabilities                          67,686       70,797

Long-term debt, less current portion                                 396,121      382,241
Long-term pension liability, less current portion                     20,225       20,447
Deferred liability                                                     1,062        1,062
Deferred income taxes                                                106,963      106,857
                                                                   ---------    ---------
                   Total liabilities                                 592,057      581,404
                                                                   ---------    ---------

Shareholders' equity:
       Common stock $.01 par value, 1,000 shares authorized
         and issued                                                     --           --
       Additional paid-in capital                                    145,524      145,140
       Accumulated other comprehensive income                            550          453
       Retained deficit                                              (25,251)     (20,742)
                                                                   ---------    ---------

                   Total shareholders' equity                        120,823      124,851
                                                                   ---------    ---------


                   Total liabilities and shareholders' equity      $ 712,880    $ 706,255
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


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SUCCESSOR PERIOD and PREDECESSOR PERIOD
                                 (In thousands)
                                   (UNAUDITED)


                                                     SUCCESSOR                         PREDECESSOR
                                                      PERIOD                             PERIOD
                                     ----------------------------------------     ---------------------

                                     January 1, 2006 -     February 1, 2005 -      January 1, 2005 -
                                      March 31, 2006        March 31, 2005         January 31, 2005
                                      --------------        --------------         ----------------

Net sales                               $ 92,125               $ 70,917               $ 18,206

Cost of goods sold                        48,528                 38,730                  9,718
Selling and administrative expenses       41,949                 28,905                 11,475
Severance expenses (note 9)                  146                   --                     --
Merger expenses (note 1)                    --                    3,927                 18,974
                                        --------               --------               --------

Operating income (loss)                    1,502                   (645)               (21,961)

Other income (expense):
    Interest expense, net                 (8,843)                (4,850)                  (264)
    Other income (expense), net                9                    170                   (232)
                                        --------               --------               --------

Loss before income taxes                  (7,332)                (5,325)               (22,457)
Benefit from income taxes                 (2,823)                (2,103)               (24,434)
                                        --------               --------               --------
Net earnings (loss)                     $ (4,509)              $ (3,222)              $  1,977
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



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SUCCESSOR PERIOD and PREDECESSOR PERIOD
                                 (In thousands)
                                   (UNAUDITED)


                                                                      SUCCESSOR                    PREDECESSOR
                                                                       PERIOD                        PERIOD
                                                        -------------------------------------  ------------------

                                                        January 1, 2006 -  February 1, 2005 -   January 1, 2005 -
                                                         March 31, 2006      March 31, 2005     January 31, 2005
                                                         --------------      --------------     ----------------

Cash flows provided by (used in)
      operating activities:
Net earnings (loss)                                      $  (4,509)           $  (3,222)           $   1,977
Adjustments to reconcile net
      earnings (loss) to net cash
      provided by (used in) operating
      activities:
Depreciation and amortization                                3,651                2,152                  748
Amortization of display fixtures                             2,261                1,489                  764
Amortization of inventory fair value adjustment               --                  1,038                 --
Amortization of deferred financing fees
      and original issue discount                              658                  425                   20
Non-cash stock compensation                                    344                 --                   --
Deferred income taxes                                       (2,823)                (837)             (13,030)
Provision for (recovery from) doubtful accounts                 45                   (7)                  26
Tax benefit on stock options exercised                        --                   --                     57
Gain on sale of property                                       (48)                --                   --
Other non-cash operating items                                  30                 (225)                 219

Changes in operating assets and liabilities:
    Accounts receivable                                     (5,945)              (6,663)               5,973
    Inventories                                                  9               (1,345)              (6,063)
    Prepaid expenses and other current assets                  876                 (459)                (379)
    Other assets                                            (3,735)              (3,292)              (1,686)
    Accounts payable                                        (3,237)              (3,698)                 405
    Accrued liabilities                                        (69)             (16,446)              21,720
    Deferred liability                                        --                   --                  1,367
    Pension liability (net)                                    212                  338                 (330)
    Income taxes receivable / payable                            4               (2,361)             (11,598)
    Deferred income taxes                                     (819)                --                   --
                                                         ---------            ---------            ---------
          Net cash provided by (used in)
            operating activities                           (13,095)             (33,113)                 190
                                                         ---------            ---------            ---------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of property                          50                 --                   --
    Property, plant and equipment additions                 (1,871)                (783)                (797)
    Purchase of Del Laboratories, Inc.                        --               (377,233)                --
                                                         ---------            ---------            ---------

         Net cash used in investing activities              (1,821)            (378,016)                (797)
                                                         ---------            ---------            ---------

Cash flows provided by (used in)
      financing activities:
    Principal borrowings (payments) under
      revolving credit agreements, net                      13,900                 --                   (800)
    Principal payments under mortgages                         (14)                 (15)                 (23)
    Principal repayments under term loan                      --                   (500)                --
    Repayment of existing debt in
      connection with merger                                  --                (69,316)                --
    Issuance of senior subordinated notes                     --                173,845                 --
    Issuance of term loan                                     --                200,000                 --
    Payment of deferred financing and
      other merger related fees                               --                (29,305)                --
    Payment of deferred financing fees                        (326)                --                   --
    Contributed capital                                         40              138,200                 --
    Payment of capital lease obligations                       (31)                 (29)                --
    Proceeds from the exercise of stock options               --                   --                     12
    Acquisition of treasury stock                             --                   --                    (57)
                                                         ---------            ---------            ---------

          Net cash provided by (used in)
            financing activities                            13,569              412,880                 (868)
                                                         ---------            ---------            ---------

Effect of exchange rate changes on cash                         17                   (7)                 (21)
                                                         ---------            ---------            ---------

Net increase (decrease) in cash and cash equivalents        (1,330)               1,744               (1,496)

Cash and cash equivalents at beginning of period             2,602                2,377                3,873
                                                         ---------            ---------            ---------

Cash and cash equivalents at end of period               $   1,272            $   4,121            $   2,377
                                                         =========            =========            =========

Supplemental disclosures:
Cash paid for:
    Interest                                             $  11,568            $     866            $     140
    Income taxes                                         $     794            $   1,152            $     136

Non-cash transactions:
    Shares tendered by optionees to
      exercise stock options                             $    --              $    --              $     269


           The accompanying notes are an integral part of the consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

(1) ORGANIZATION AND OTHER MATTERS

On January 27, 2005, DLI Acquisition Corp ("Sub"), a Delaware corporation and an affiliate of Kelso & Company ("Kelso"), was merged (the "Merger") with and into Del Laboratories, Inc., a Delaware corporation ("Del" ), pursuant to an Agreement and Plan of Merger, dated July 1, 2004 (the "Merger Agreement"), by and among Sub, Del and DLI Holding Corp., a Delaware corporation ("Holding"). Following the Merger, Del ceased to be a publicly traded company and is now a wholly-owned subsidiary of DLI Holding II Corp., a Delaware corporation ("Holding II"), which, in turn, is owned by Holding and is an indirect, wholly-owned subsidiary of DLI Holding LLC, a Delaware limited liability company affiliated with Kelso ("DLI LLC"). In connection with the Merger, Del issued 1,000 shares with a $.01 par value. Following the completion of the Merger, affiliates of Kelso have the right to designate, directly or indirectly, the board of directors of each of DLI LLC, Holding, Holding II and Del.

In connection with the Merger, certain investment partnerships affiliated with Kelso invested approximately $136,140 in DLI LLC, as a result of which such entities now own approximately 98.5% of the interests of DLI LLC. Certain members of Del's senior management prior to and following the Merger ("Continuing Investors"), invested, in the aggregate, $60 in DLI LLC for approximately 0.1% of the interests in DLI LLC. A third party investor invested $2,000 in DLI LLC for the balance of the interests in DLI LLC. The foregoing parties entered into a limited liability company agreement relating to their ownership of interests in DLI LLC (the "DLI LLC Agreement").

Pursuant to separate Exchange Agreements, dated January 27, 2005 (the "Exchange Agreements"), the Continuing Investors elected to exchange, immediately prior to the effective time of the Merger, fully-vested options to purchase Del common stock for options to purchase Holding common stock, constituting approximately 6.6% of the fully diluted share capital of Holding immediately after the Merger. The estimated fair value of these exchange options was included in the calculation of the aggregate purchase price.

In anticipation of the Merger, Sub issued in a private placement offering $175,000 of 8% Senior Subordinated Notes due 2012. Such notes and all related obligations were assumed by Del upon the consummation of the Merger. The notes are guaranteed by certain of the existing domestic subsidiaries of Del. A registration statement under the Securities Act registering the exchange offer for these notes became effective on May 13, 2005. On June 22, 2005, Del completed the exchange offer of the privately placed notes for SEC registered notes.

Immediately prior to the Merger, Sub also entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, Deutsche Bank Securities Inc., as co-agent and documentation agent, and the lenders party thereto from time to time, providing for aggregate maximum borrowings of $250,000 consisting of a term loan facility in an aggregate principal amount of $200,000 (all of which amount was drawn in connection with the Merger,) and a revolving credit facility, providing for up to $50,000 of revolving loans outstanding at any time. The obligations under the credit agreement were assumed by Del upon the consummation of the Merger. Del repaid all borrowings under the agreement and the agreement was terminated in October 2005.

Pursuant to the Merger, all of the Company's outstanding common stock was acquired for $35 a share. The aggregate purchase price paid for all of the Company's outstanding common stock including options exchanged and transaction costs was approximately $416,686, comprised of $377,233 for the acquisition of the outstanding shares and options exercised, $6,940 representing the fair value of the options exchanged, $18,500 in severance payments, $957 of prepayment penalties and $13,056 of transaction related costs. The acquisition, as described above, has been accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.


            Current assets                                 $236,477
            Property, plant and equipment                    49,362
            Intangibles arising from acquisitions           264,100
            Goodwill                                        127,987
            Other assets                                     29,398
            Deferred income taxes                            20,952
                                                           --------

               Total assets acquired                        728,276
                                                           --------

            Current liabilities                              79,630
            Long-term pension liability                      22,143
            Deferred income taxes                           108,142
            Long-term debt                                  373,221
                                                           --------

               Total liabilities assumed                    583,136
                                                           --------

               Net assets acquired                         $145,140
                                                           ========


Current assets include inventories at a fair value of $124,959 which represents an increase of $8,083 over the acquired book value.

The components of the increase to the fair value of inventory over the acquired book value were as follows:

            Work in process                          $1,538
            Finished goods                            6,545
                                                     ------
                                                     $8,083
                                                     ======


The fair value of inventory was developed in consultation with independent valuation specialists. Work in process was based upon the estimated selling price, less the cost to complete, cost of disposal and a normal selling profit. Finished goods were based upon the estimated selling price less the cost of disposal and a normal selling profit. The fair value of raw materials was based upon the estimated replacement cost, which equaled the Company's historical cost. As of the end of the third quarter of 2005, all of the inventory step-up was expensed.

Property, plant and equipment at an original fair value of $49,862 represented an increase of $3,122 over the acquired book value. Of the increase, $4,402 was applicable to land and buildings and $1,280 represented a decrease to machinery and equipment. During the first quarter of 2006, the Company recorded an increase to goodwill and a decrease to land and buildings of $500 to adjust the fair value of the assets based upon management's intention to sell the property.

Intangible assets of $264,100 include $159,100 related to trade names of the Company's various product lines and $105,000 related to customer relationships. Included in goodwill is a deferred tax liability of $99,096 which is due principally to the recognition of the intangible asset of $264,100. These fair values are based upon a study performed by a valuation specialist. The trade names are an indefinite-lived intangible asset which is not subject to amortization, but does require impairment evaluation during each annual reporting period to determine whether events and circumstances continue to support an indefinite useful life. The customer relationships are being amortized over a 20 year life.

During the first quarter of 2006, the Company recorded an increase to goodwill and a decrease in its deferred tax assets in the amount of $1,505 to record a pre-acquisition income tax adjustment.

The valuations are based on information that is available as of the acquisition date and expectations and assumptions that have been deemed reasonable by management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual results may vary from the projected results.

The Merger was completed on January 27, 2005. Since the actual results between the period January 28, 2005 and January 31, 2005 were not material to the Successor Period for the quarter or the annual results, the Company has utilized January 31, 2005 as the acquisition date.

As a result of the acquisition, the capital structure of and the basis of accounting under the "purchase" method for the Company differs from those of the Company prior to the acquisition. Financial data of the Company for all reporting periods subsequent to January 31, 2005 (Successor Period) reflect the acquisition under the purchase method of accounting. Therefore, the Company's Successor Period financial data generally will not be comparable to the Company's Predecessor financial data. As a result of the acquisition, the consolidated statement of operations for the Successor Period includes amortization expense related to debt issuance costs, original issue discount amortization and management fees that did not exist prior to the acquisition. Also, as a result of purchase accounting, the fair values of inventories, identifiable intangibles with definitive lives and property, plant and equipment at the date of acquisition became their new "cost" basis and depreciation and amortization of these assets in the Successor Period are based upon their newly established cost basis. Further, inventory includes a valuation adjustment to eliminate the manufacturer's profit at the date of acquisition which was being charged to cost of goods sold as the inventory was sold in the Successor Period. Additionally, the fair value of the Company's pension assets and liabilities were adjusted as a result of purchase accounting; therefore pension expense for the Successor Period is based upon the newly established fair values. Also, the deferred tax balances were adjusted as a result of the purchase accounting adjustments. Other effects of purchase accounting in the Successor Period are not considered material.

Merger expenses for the Predecessor Period, January 1, 2005 to January 31, 2005, consist of the payment of $18,768 upon the closing of the transaction on January 27, 2005 in connection with the separation agreement with the former Chairman and $206 of legal and advisory fees and expenses incurred in connection with the Merger.

Merger expenses for the Successor Period, February 1, 2005 to March 31, 2005 of $3,927 are primarily related to $3,769 for change of control payments and $158 for other merger related expenses incurred in connection with the Merger.

Selected pro forma information for the three months ended March 31, 2005, as if the acquisition occurred on January 1, 2005, is as follows:




            Net sales                                              $ 89,123
            Loss before income taxes                               (30,930)
            Net loss                                                (3,150)

The unaudited pro forma financial information reflects increased cost of goods sold, increased interest expense, additional amortization of intangibles and depreciation expense, new management fees, lower pension expense and savings due to the retirement of the former CEO.




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

A summary of the Company's critical and significant accounting policies are presented in its 2005 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2005 Annual Report on Form 10-K when reviewing interim financial results.

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


3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements. The Company adopted SFAS 123(R) prospectively. Accordingly, the Company applied the provisions of SFAS No. 123(R) to all awards granted subsequent to December 31, 2005 and will apply the provisions to awards previously granted to the extent that these awards are subsequently modified, repurchased or cancelled.

Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and accounted for stock-based compensation for stock options issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Under APB No. 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant. SFAS No. 123 required that the Company provide pro forma information regarding net earnings as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein.

The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock based employee compensation. In determining such fair value, the Company used the Black-Scholes option-pricing model to determine the pro forma effect with the following weighted average assumptions in the calculations: dividend yield 0%; expected life of 5 years; risk-free interest rate of 2.51%; and expected volatility of 33.2%.


                                                      THREE MONTHS ENDED
                                           -------------------------------------

                                                   SUCCESSOR           PREDECESSOR
                                                    PERIOD                PERIOD

                                             FEBRUARY 1, 2005-      JANUARY 1, 2005 -
                                              MARCH 31, 2005        JANUARY 31, 2005
                                              --------------        ----------------

Net earnings (loss), as reported                  $   (3,222)            $ 1,977
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards
   net of related tax effects                           --                  (125)
                                                  ----------             -------
Pro forma net earnings (loss)                     $   (3,222)            $ 1,852
                                                  ==========             =======


As a result of the acquisition and pursuant to the terms of the 1994 Stock Plan, all outstanding unvested options of the Predecessor Company became fully-vested and exercisable. As of the acquisition date, there were 2,152 options outstanding, of which 1,727 were fully vested and 425 unvested. The Predecessor Company acquired all of the outstanding options at $35 per share, less the exercise price of the stock option. The Successor Company did not issue any stock options during the Successor Period February 1, 2005 to March 31, 2005 or during the Predecessor Period. There were no options exercised during the period February 1, 2005 to March 31, 2005. The total intrinsic value of options exercised during January 2005 was $145.

Pursuant to separate Exchange Agreements, the Continuing Investors elected to exchange, immediately prior to the effective time of the Merger, fully-vested options to purchase Del common stock for options to purchase Holding common stock, constituting approximately 6.6% of the fully diluted share capital of Holding immediately after the Merger. The estimated fair value of these exchange options was included in the calculation of the aggregate purchase price.

STOCK INCENTIVE PLAN
--------------------

Effective January 27, 2005, Holding adopted a new stock incentive plan (the "Incentive Plan"). The Incentive Plan provides for grants of two types of options to officers or key employees of the Company: Service Options and Exit Options.

     (a) Service Options generally become exercisable in three equal annual installments commencing on the first anniversary of the grant date. However, vesting of service options granted during the three months ended March 31, 2006 commenced on the later of January 27, 2005 or the employees hire date; and

     (b) Exit Options (performance options) generally become exercisable only if Kelso is able to sell its indirect equity investment in DLI LLC at a price equal to at least two times its initial investment and achieve at least a 14% internal rate of return (the "Floor Value"), subject to certain exceptions. All Exit Options will become exercisable if Kelso is able to sell its indirect equity investment in DLI LLC at a price equal to at least four times its initial investment and will become partially exercisable on a ratable basis at a price in excess of the Floor Value.


Under the Incentive Plan, 234,508 options are reserved for issuance which represents approximately 5.52% of the outstanding shares of Holding common stock as of the effective date of the Merger. Under the Incentive Plan, 33% of the granted options are Service Options, and 67% are Exit Options. On March 1, 2006, the Company granted 37,333 Service Options and 74,667 Exit Options.

The exercise price of each option under the Incentive Plan is determined by the compensation committee, provided that the exercise price cannot be less than the fair market value (as determined under the Incentive Plan) of the Holding common stock on the date of grant. While the Incentive Plan provides that the compensation committee may grant incentive stock options within the meaning of
Section 422 of the Internal Revenue Code, it is anticipated that all options granted under the Incentive Plan will be non-qualified stock options for federal income tax purposes. The options will expire ten years from the grant date. Options are not transferable other than by will or by the laws of descent and distribution or, if permitted by the compensation committee.

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

A summary of option activity under the Incentive Plan as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:



                                                                        WEIGHTED-
                                                                         AVERAGE
                                                      WEIGHTED-         REMAINING          AGGREGATE
                                                       AVERAGE         CONTRACTUAL         INTRINSIC
       SERVICE OPTIONS                 SHARES      EXERCISE PRICE          TERM            VALUE (1)
       ---------------                 ------      --------------          ----            ---------

Outstanding at January 1, 2006           --          $      --                           $    --
     Granted                           37,333            35.00                                --
     Exercised                           --                 --                                --
     Forfeited                           (250)           35.00                                --
                                      -------
Outstanding at March 31, 2006          37,083        $   35.00         9.9 years         $    --
                                      =======        =========        ==========         ========

Exercisable at March 31, 2006          11,056        $   35.00        9.9 years          $    --
                                      =======        =========        ==========         ========



                                                                        WEIGHTED-
                                                                         AVERAGE
                                                      WEIGHTED-         REMAINING          AGGREGATE
                                                      AVERAGE         CONTRACTUAL          INTRINSIC
       EXIT OPTIONS                    SHARES      EXERCISE PRICE        TERM              VALUE (1)
       ------------                    ------      --------------        ----              ---------

Outstanding at January 1, 2006           --           $      --                            $   --
     Granted                           74,667             35.00                                --
     Exercised                           --                  --                                --
     Forfeited                           (500)            35.00                                --
                                     --------
Outstanding at March 31, 2006          74,167         $   35.00        9.9 years           $   --
                                     ========         =========        =========           ========

Exercisable at March 31, 2006            --           $      --                            $   --
                                     ========         =========                            =========



(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant-date fair value of Service Options and Exit Options granted during the three months ended March 31, 2006 was $13.17 and $9.65, respectively.

The Company recorded compensation expense of $168 ($103 after tax) relating to the Service Options for the three months ended March 31, 2006. The Company has not recorded compensation expense relating to the Exit Options as the Company has determined it is not probable that the performance conditions contained in the Exit Options will be achieved. Compensation expense relating to the fair value of the Exit Options will be measured and recorded upon the occurrence of a change in control. As of March 31, 2006, the total unrecognized compensation cost related to the non-vested Service Options was $313 and the related weighted-average period over which this cost is expected to be recognized is approximately 1.9 years.

The fair value of each Service Option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in the calculations: dividend yield 0%; expected life of 3.9 years; risk-free interest rate 4.71%; and expected volatility of 45%. Because the Company's common stock is not publicly traded, the expected volatility used was determined based on an examination of the historical volatility of the stock price of the Predecessor Company; the historical and implied volatility of the stock prices of selected comparable companies and the nature of those companies; and other relevant factors.

The fair value of each Exit Option granted was estimated on the date of grant using a lattice-based valuation model with the following weighted average assumptions in the calculations: dividend yield 0%; expected life of 3.9 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rate of 1.5%; risk-free interest rate 4.71%; and expected volatility of 45%.

OVERRIDE UNITS
--------------

Certain of the Company's executives made an investment in DLI LLC, and, have been granted certain profit interests (the "Override Units") in DLI LLC, the indirect parent of the Company. The Override Units have two sub-classes:
Operating Units and Value Units. Subject to forfeiture and participation provisions (including the applicable Benchmark Amount of $32.718857) as detailed in the DLI LLC Agreement, the holders of Override Units will have voting rights with respect to their Override Units and shall have the rights with respect to profits and losses of the Company and distributions from the Company as set forth in the DLI LLC Agreement. The Override Units are not convertible to common stock and are not saleable or generally transferable.

DLI LLC's board approved 294,486 Override Units, as defined available for grant, of which 201,778 Override Units were granted as of December 31, 2005 and an additional 92,707 Override Units were granted on January 31, 2006. The Override Units were granted to Company executives at no cost to the executives.


Thirty three percent of the Override Units granted were Operating Units which may be forfeited, on a pro-rata basis, if any executive ceases to be employed by the Company during the three year period following the grant of such Operating Units.

The remaining sixty seven percent of the Override Units granted were Value Units which participate in distributions only upon certain change of control or liquidation events and only if, upon the occurrence of such an event, Kelso receives an internal rate of return, compounded annually, on its investment in the Company of at least 14% and the Final Value, as defined in the DLI LLC Agreement, is at least greater than two times the Initial Price, as defined in the DLI LLC Agreement. All Value Units will participate in distributions if the Final Value is at least four times the Initial Price, and the Value Units will participate in distribution on a ratable basis in the event that the Final Value is greater than two times but less than four times the Initial Price. Value Units granted to an executive are subject to forfeiture if the executive ceases to be employed by the Company prior to a change in control. Value Units not eligible to participate in distributions are automatically forfeited.

A summary of the Override Units granted by the Company as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:



                                                                           GRANT-DATE
                 OPERATING UNITS                                SHARES     FAIR VALUE
                 ---------------                                ------     ----------

Operating Units subject to forfeiture at January 1, 2006         70,896    $    5.66
     Granted                                                     27,266        13.99
     Exempt from forfeiture                                     (27,268)        5.66
     Forfeited                                                     --           --
                                                                -------
Operating Units subject to forfeiture at March 31, 2006          70,894    $    8.86
                                                                =======    =========





                                                                           GRANT-DATE
                          VALUE UNITS                            SHARES    FAIR VALUE
                          -----------                            ------    ----------

Value Units subject to forfeiture at January 1, 2006            130,882    $    5.66
     Granted                                                     65,441        10.18
     Exempt from forfeiture                                        --           --
     Forfeited                                                     --           --
                                                                -------
Value Units subject to forfeiture at March 31, 2006             196,323    $    7.17
                                                                =======    =========

Total compensation expense recorded in connection with the Operating Units was $176 ($108 after tax) for the three months ended March 31, 2006. The Company has not recorded compensation expense relating to the Value Units as the Company has determined it is not probable that the performance conditions contained in the value units will be achieved. Compensation expense relating to the fair value of the Value Units will be measured and recorded upon the occurrence of a change in control. As of March 31, 2006, the total unrecognized compensation cost related to Operating Units subject to forfeiture was $628 and the related weighted-average period over which this cost is expected to be recognized is approximately 2.4 years.


In accordance with APB No. 25, the fair value of each Operating Unit and Value Unit granted prior to January 1, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each Operating Unit granted subsequent to January 1, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each Value Unit granted subsequent to January 1, 2006 was estimated on the date of grant using a lattice-based valuation model.

4. INVENTORIES

Inventories are valued at the lower of cost (principally first-in / first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The Company has a reserve of $17,708 and $17,411 at March 31, 2006 and December 31, 2005, respectively, to reflect the estimated amounts for obsolescence and scrap. The components of inventories
(net) were as follows:


                                          March 31,          December 31,
                                            2006                 2005
                                            ----                 ----

            Raw materials                $ 36,325            $ 42,979
            Work in process                 4,696               4,529
            Finished goods                 81,152              74,789
                                         --------            --------

                                         $122,173            $122,297
                                         ========            ========

In connection with the closure of the Little Falls facility (Note 9) and as a result of the Company's adoption of Statement of Financial Accounting Standards No. 151, "Inventory Costs", the Company recorded an additional charge to cost of goods sold of $1,027 during the quarter ended March 31, 2006.

5. INTANGIBLES

Trade names have an indefinite life and relate to several of the Company's product lines, including SALLY HANSEN(R), LACROSS(R), N.Y.C. NEW YORK COLOR(R), CORNSILK(R), ORAJEL(R), DERMAREST(R), STYE(R), GENTLE NATURALS(R) and PRONTO(R). These trade names have indefinite lives and are used in advertising and marketing of the products and are widely recognized and accepted by consumers in the Company's respective markets. Customer relationships are being amortized on a straight-line basis over 20 years.



The components of intangibles arising from acquisitions were as follows:


                                               MARCH 31, 2006
                                               --------------

                                     GROSS
                                   CARRYING     ACCUMULATED       NET BOOK
                                    VALUE      AMORTIZATION        VALUE
                                    -----      ------------        -----

Trade names                        $159,100       $    --        $159,100
Customer relationships              105,000          6,125         98,875
                                   --------       --------       --------

                                   $264,100       $  6,125       $257,975
                                   ========       ========       ========

                                             DECEMBER 31, 2005
                                             -----------------

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
                                   ========       ========       ========


Amortization expense was $1,312, $875 and $44 for the three months ended March 31, 2006, for the 2005 Successor Period and for the 2005 Predecessor Period, respectively. The estimated amortization expense for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $5,250 in each of the five years.



6. INCOME TAXES

The Company recorded an income tax benefit and a corresponding increase in its deferred tax assets during the quarter ended March 31, 2006 of $2,823 based on the Company's expected effective tax rate of 38.5% for the year ending December 31, 2006.

The Company recorded an income tax benefit and a corresponding increase in its deferred tax assets for the Successor Period February 1, 2005 to March 31, 2005 of $2,103 based on the Company's expected effective tax rate of 39.5% for the period February 1, 2005 to December 31, 2005.

Income tax benefit for the Predecessor Period January 1, 2005 to January 31, 2005 of $24,434 was due to the recording, as an income tax receivable, of an anticipated income tax refund of approximately $11,242 attributable to the utilization of a net operating loss carry-back, the recording of deferred tax assets of approximately $13,454 attributable to net operating loss carry-forwards and the recording of approximately $262 of deferred tax expense related to temporary differences. On October 27, 2005, the Company received a cash tax refund of $11,771.

Deferred tax assets and liabilities are primarily due to amounts recorded in connection with the Merger. A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. There was no valuation allowance as of March 31, 2006 and December 31, 2005 as the Company believes it is more likely than not that the deferred tax assets will be realized.

7. LONG - TERM DEBT

Long - term debt consisted of the following:


                                                          March 31, December 31,
                                                            2006          2005
                                                            ----          ----

8% senior subordinated notes, net of unamortized
   discount of $1,001 in 2006 and $1,034 in 2005           $173,999     $173,966
Senior secured floating rate notes                          185,000      185,000
Borrowings under revolving credit agreement                  35,900       22,000
Mortgages on land and buildings                               1,234        1,254
Obligations under capital leases                                175          206
                                                           --------     --------

                                                            396,308      382,426
Less current portion                                            187          185
                                                           --------     --------

                                                           $396,121     $382,241
                                                           ========     ========



The $85,000 asset-based revolving credit facility ("the ABL Credit Facility") requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100,000, expires on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income (loss). As of March 31, 2006, the Company recorded an asset of $275 in the accompanying consolidated balance sheet and recorded an after-tax net gain of $169 in accumulated other comprehensive income (loss) during the three months ended March 31, 2006. No hedge ineffectiveness was recorded during the three months ended March 31, 2006.




8. EMPLOYEE PENSION PLANS

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

COMPONENTS OF NET PERIOD BENEFIT COST
-------------------------------------

The components of net periodic benefit costs of the Company's domestic plans are set forth in the following tables:



                                SUCCESSOR PERIOD
                        JANUARY 1, 2006 - MARCH 31, 2006
                        --------------------------------

                                                             DEL
                                             DEL NON-      LACROSS
                                            UNION PLAN       PLAN         SERP
                                            ----------       ----         ----

Service cost                                 $ 1,016       $  --         $     3
Interest cost                                    716            17           103
Expected return on plan assets                  (718)          (16)         --
Recognized net loss                             --            --              32
                                             -------       -------       -------

Net periodic cost                            $ 1,014       $     1       $   138
                                             =======       =======       =======


                                SUCCESSOR PERIOD
                        FEBRUARY 1, 2005 - MARCH 31, 2005
                        ---------------------------------

                                                              DEL
                                             DEL NON-       LACROSS
                                            UNION PLAN       PLAN         SERP
                                            ----------       ----         ----

Service cost                                 $   600       $  --         $     5
Interest cost                                    428            12            72
Expected return on plan assets                  (417)          (11)         --
                                             -------       -------       -------

Net periodic cost                            $   611       $     1       $    77
                                             =======       =======       =======


                               PREDECESSOR PERIOD
                       JANUARY 1, 2005 - JANUARY 31, 2005
                       ----------------------------------

                                                              DEL
                                              DEL NON-      LACROSS
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
                                             =======       =======       =======

9. RESTRUCTURING AND SEVERANCE

On August 15, 2005, Mr. William McMenemy resigned as President and Chief Executive Officer effective August 19, 2005 but remained on the Board of Directors of the Company. Also in August 2005, the Company announced a workforce reduction program implemented in September 2005 to streamline the Company's organization and reduce costs. As of December 31, 2005, 55 positions, including long-term consultants, were eliminated. Pursuant to Mr. McMenemy's severance agreement and the Company's formal severance policy, a charge of $2,003 for severance costs and related benefits was recorded during the third and fourth quarters of 2005, of which $1,079 was paid as of March 31, 2006. The balance will be paid over 11 months.

On January 13, 2006, the Company announced that it plans to cease the manufacturing activities at its facility in Little Falls, New York. The Company intends to transfer a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and to outsource the remainder. In addition, the Company plans to close several of its short-term leased warehouse facilities in upstate New York and convert the Little Falls facility to a warehouse to store a portion of the Company's inventory. Pursuant to the Company's formal severance policy, a charge of $1,243 for severance costs and related benefits for approximately 326 employees was recorded in December 2005 in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Additional severance benefits earned for future services by employees being terminated will be recognized as a charge in the consolidated financial statements as such severance benefits are earned. During the first quarter of 2006, a charge of $102 was recorded for such earned benefits, in addition to an adjustment of $44 to the initial accrual. As of March 31, 2006, no severance benefits have been paid. Also during the first quarter of 2006, the Company recorded a charge to cost of goods sold of $107, related to moving costs for relocated inventory, break down, moving and start-up costs associated with equipment transfers and other related charges. During the remainder of 2006, the Company estimates that it will incur an additional $705 of costs in connection with the relocation of inventory and equipment and approximately $399 for additional severance and relocation costs. Such additional costs will be charged to the Cosmetic segment. Cash payments of approximately $1,604 are expected to be made through the end of the second quarter of 2007. As a result of the closing, it is anticipated that there will be a partial curtailment of the pension plan, which is expected to reduce pension liabilities by approximately $1,000 to $1,500, with a pre-tax benefit impacting the full year 2006 results by approximately $300 to $600.

A summary of the activity in the accrual for the Little Falls restructuring is as follows:



                Balance at December 31, 2005          $1,243
                            Provision                    102
                            Payments                       -
                            Adjustments                   44
                                                      ------
                Balance at March 31, 2006             $1,389
                                                      ======

10. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:



                                                                                             PREDECESSOR
                                                           SUCCESSOR PERIOD                    PERIOD
                                                   -----------------------------------    -----------------

                                                   JANUARY 1, 2006 - FEBRUARY 1, 2005 -   JANUARY 1, 2005 -
                                                    MARCH 31, 2006     MARCH 31, 2005     JANUARY 31, 2005
                                                    --------------     --------------     ----------------

 Net earnings (loss)                               $ (4,509)             $ (3,222)          $  1,977
 Other comprehensive income (loss):
     Foreign currency translation gain / (loss)         (72)                  262               (346)
     Change in fair value of interest rate
         Collar, net of taxes                            169                   --                 --
                                                   ---------             ---------         -----------

 Total comprehensive income (loss)                  $(4,412)             $ (2,960)         $    1,631
                                                    ========             =========         ===========

11. SEGMENT INFORMATION

The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary oral analgesics, oral hygiene, eye/ear products and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments; depreciation of unallocated assets is charged to the Cosmetic segment.


                                                     SUCCESSOR                PREDECESSOR
                                                     PERIOD                      PERIOD
                                     ------------------------------------  -----------------

                                    JANUARY 1, 2006 -  FEBRUARY 1, 2005 -   JANUARY 1, 2005 -
                                     MARCH 31, 2006      MARCH 31, 2005     JANUARY 31, 2005
                                     --------------      --------------     ----------------

Net sales:
   Cosmetic                           $ 72,603            $ 55,387            $ 14,756
   Pharmaceutical                       19,522              15,530               3,450
                                      --------            --------            --------
   Consolidated                       $ 92,125            $ 70,917            $ 18,206
                                      ========            ========            ========

Operating income (loss):
   Cosmetic                           $    529            $ (2,812)           $(17,714)
   Pharmaceutical                          973               2,167              (4,247)
                                      --------            --------            --------
   Consolidated                       $  1,502            $   (645)           $(21,961)

Other income (expense):
   Interest expense, net              $ (8,843)           $ (4,850)           $   (264)
   Other income (expense), net               9                 170                (232)
                                      --------            --------            --------

Loss before income taxes              $ (7,332)           $ (5,325)           $(22,457)
                                      ========            ========            ========

Depreciation and amortization:
   Cosmetic                           $  2,865            $  1,679            $    707
   Pharmaceutical                          786                 473                  41
                                      --------            --------            --------
   Consolidated                       $  3,651            $  2,152            $    748
                                      ========            ========            ========

Amortization of display fixtures:
   Cosmetic                           $  2,261            $  1,489            $    764
   Pharmaceutical                         --                  --                  --
                                      --------            --------            --------
   Consolidated                       $  2,261            $  1,489            $    764
                                      ========            ========            ========



Operating income for the three months ended March 31, 2006 includes severance expense of $146 associated with the closure of the Little Falls facilities, which was all charged to the Cosmetic segment.

(12) Condensed Consolidating Financial Information

The Company's obligations related to its ABL Credit Facility, Notes and the Subordinated Notes are guaranteed jointly and severally by the Company's direct and indirect present and future domestic restricted subsidiaries (the "Guarantors"). The following financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for domestic subsidiaries of the Company that are Guarantors (collectively, the "Guarantor Subsidiaries") and foreign subsidiaries of the Company that are not Guarantors (collectively, the "Non-Guarantor Subsidiaries"). Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to the investor. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors are the same as those described for the Company in the 2005 Annual Report on Form 10-K.


                           CONSOLIDATING BALANCE SHEET
                                SUCCESSOR PERIOD
                                 March 31, 2006


                                                                             Guarantor   Non-Guarantor
                                                                  Issuer   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                  ------   ------------  ------------  -------------  ------------
         ASSETS

Current assets:
         Cash and cash equivalents                               $     372    $     353    $     547    $    --      $   1,272
         Accounts receivable                                        58,045       14,922        5,234         --         78,201
         Inventories                                                95,797       10,765       15,611         --        122,173
         Income taxes receivable                                    18,356      (19,566)       1,547         --            337
         Deferred income taxes                                      10,967          186         --           --         11,153
         Prepaid expenses and other current assets                   3,401          411          259         --          4,071
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total current assets                           186,938        7,071       23,198         --        217,207

Property, plant and equipment, net                                  42,492        2,047        3,965         --         48,504
Intercompany                                                        73,250      (57,404)     (15,846)        --           --
Intangibles arising from acquisitions, net                         170,263       87,712         --           --        257,975
Goodwill                                                           127,987         --           --           --        127,987
Other assets                                                        29,822         --          1,504         --         31,326
Note receivable                                                      6,430         --           --         (6,430)        --
Deferred income taxes                                               64,872      (34,991)        --           --         29,881
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total assets                                 $ 702,054    $   4,435    $  12,821    $  (6,430)   $ 712,880
                                                                 =========    =========    =========    =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                       $     130    $    --      $      57    $    --      $     187
         Accounts payable                                           25,836        3,505        2,530         --         31,871
         Accrued liabilities                                        29,605        4,068        1,955         --         35,628
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total current liabilities                       55,571        7,573        4,542         --         67,686

Long-term debt, less current portion                               394,944         --          1,177         --        396,121
Long-term pension liability, less current portion                   20,225         --           --           --         20,225
Deferred liability                                                   1,062         --           --           --          1,062
Deferred income taxes                                              106,077          872           14         --        106,963
Note payable                                                          --           --          6,430       (6,430)        --
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total liabilities                              577,879        8,445       12,163       (6,430)     592,057
                                                                 ---------    ---------    ---------    ---------    ---------

Shareholders' equity:
         Common stock $.01 par value, authorized
            1,000 shares; issued 1,000 shares                         --           --           --           --           --
         Additional paid-in capital                                145,519         --              5         --        145,524
         Accumulated other comprehensive income (loss)                 (78)        --            628         --            550
         Retained earnings (deficit)                               (21,266)      (4,010)          25         --        (25,251)
                                                                 ---------    ---------    ---------    ---------    ---------

                    Total shareholders' equity                     124,175       (4,010)         658         --        120,823
                                                                 ---------    ---------    ---------    ---------    ---------


                    Total liabilities and shareholders' equity   $ 702,054    $   4,435    $  12,821    $  (6,430)   $ 712,880
                                                                 =========    =========    =========    =========    =========


                           CONSOLIDATING BALANCE SHEET
                                SUCCESSOR PERIOD
                                December 31, 2005


                                                                            Guarantor   Non-Guarantor
                                                                  Issuer   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                  ------   ------------  ------------  -------------  ------------
         ASSETS

Current assets:
         Cash and cash equivalents                               $   1,862    $    (434)   $   1,174    $    --      $   2,602
         Accounts receivable, net                                   52,828       14,432        5,051         --         72,311
         Inventories                                                96,609       10,878       14,810         --        122,297
         Income taxes receivable                                    19,595      (20,514)       1,281         --            362
         Deferred income taxes                                      10,967          186         --           --         11,153
         Prepaid expenses and other current assets                   4,195          547          205         --          4,947
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total current assets                           186,056        5,095       22,521         --        213,672

Property, plant and equipment, net                                  43,214        2,214        4,065         --         49,493
Intercompany                                                        72,199      (56,263)     (15,936)        --           --
Intangibles arising from acquisitions, net                         170,978       88,309         --           --        259,287
Goodwill                                                           125,983         --           --           --        125,983
Other assets                                                        28,880         --          1,196         --         30,076
Note receivable                                                      6,430         --           --         (6,430)        --
Deferred income taxes                                               62,735      (34,991)        --           --         27,744
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total assets                                 $ 696,475    $   4,364    $  11,846    $  (6,430)   $ 706,255
                                                                 =========    =========    =========    =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                       $     129    $    --      $      56    $    --      $     185
         Accounts payable                                           29,870        3,324        1,944         --         35,138
         Accrued liabilities                                        30,146        3,607        1,721         --         35,474
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total current liabilities                       60,145        6,931        3,721         --         70,797

Long-term debt, less current portion                               381,044         --          1,197         --        382,241
Long-term pension liability, less current portion                   20,447         --           --           --         20,447
Deferred liability                                                   1,062         --           --           --          1,062
Deferred income taxes                                              105,971          872           14         --        106,857
Note payable                                                          --           --          6,430       (6,430)        --
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total liabilities                              568,669        7,803       11,362       (6,430)     581,404
                                                                 ---------    ---------    ---------    ---------    ---------

Shareholders' equity:
         Common stock $.01 par value, authorized
            1,000 shares; issued 1,000 shares                         --           --           --           --           --
         Additional paid-in capital                                145,135         --              5         --        145,140
         Accumulated other comprehensive income (loss)                (248)        --            701         --            453
         Retained deficit                                          (17,081)      (3,439)        (222)        --        (20,742)
                                                                 ---------    ---------    ---------    ---------    ---------

                    Total shareholders' equity                     127,806       (3,439)         484         --        124,851
                                                                 ---------    ---------    ---------    ---------    ---------


                    Total liabilities and shareholders' equity   $ 696,475    $   4,364    $  11,846    $  (6,430)   $ 706,255
                                                                 =========    =========    =========    =========    =========



                      CONSOLIDATING STATEMENT OF OPERATIONS
                                SUCCESSOR PERIOD
                        January 1, 2006 - March 31, 2006


                                                           Guarantor     Non-Guarantor
                                             Issuer      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                             ------      ------------    ------------   ------------   ------------

Net sales                                   $ 64,247       $ 18,413       $  9,465        $  --         $ 92,125

Cost of goods sold                            38,176          5,933          4,419           --           48,528
Selling and administrative expenses           22,637         14,695          4,617           --           41,949
Severance expenses                               146           --             --             --              146
                                            --------       --------       --------        --------      --------

     Operating income (loss)                   3,288         (2,215)           429           --            1,502

Other income (expense):
     Interest expense, net                    (8,777)          --              (66)          --           (8,843)
     Other income (expense), net                  28             (2)           (17)          --                9
                                            --------       --------       --------        --------      --------


Earnings (loss) before income taxes           (5,461)        (2,217)           346           --           (7,332)
Provision for (benefit from) income taxes     (2,161)          (761)            99           --           (2,823)
                                            --------       --------       --------        --------      --------

     Net earnings (loss)                    $ (3,300)      $ (1,456)      $    247        $  --         $ (4,509)
                                            ========       ========       ========        ========      ========


                      CONSOLIDATING STATEMENT OF OPERATIONS
                                SUCCESSOR PERIOD
                        February 1, 2005 - March 31, 2005


                                                          Guarantor      Non-Guarantor
                                             Issuer      Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                             ------      ------------    ------------   ------------  ------------

Net sales                                   $ 49,233       $ 14,750       $  6,934        $  --         $ 70,917

Cost of goods sold                            30,698          4,468          3,564           --           38,730
Selling and administrative expenses           17,048          8,848          3,009           --           28,905
Merger expenses                                3,226            701           --             --            3,927
                                            --------       --------       --------        --------      --------

     Operating income (loss)                  (1,739)           733            361           --             (645)

Other income (expense):
     Interest expense, net                    (4,802)          --              (48)          --           (4,850)
     Other income (expense), net                   8             (2)           164           --              170
                                            --------       --------       --------        --------      --------


Earnings (loss) before income taxes           (6,533)           731            477           --           (5,325)
Provision for (benefit from) income taxes     (2,594)           446             45           --           (2,103)
                                            --------       --------       --------        --------      --------

     Net earnings (loss)                    $ (3,939)      $    285       $    432        $  --         $ (3,222)
                                            ========       ========       ========        ========      ========


                      CONSOLIDATING STATEMENT OF OPERATIONS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005


                                                    Guarantor      Non-Guarantor
                                       Issuer      Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                       ------      ------------    ------------    ------------  ------------

Net sales                             $ 13,389       $  3,129       $  1,688       $   --         $ 18,206

Cost of goods sold                       7,890            952            876           --            9,718
Selling and administrative expenses      7,140          3,270          1,065           --           11,475
Merger expenses                         15,483          3,491           --             --           18,974
                                      --------       --------       --------       --------       --------

     Operating loss                    (17,124)        (4,584)          (253)          --          (21,961)

Other income (expense):
     Interest expense, net                (239)          --              (25)          --             (264)
     Other income (expense), net           (11)          --             (221)          --             (232)
                                      --------       --------       --------       --------       --------


Loss before income taxes               (17,374)        (4,584)          (499)          --          (22,457)
Benefit from income taxes              (24,273)          --             (161)          --          (24,434)
                                      --------       --------       --------       --------       --------

     Net earnings (loss)              $  6,899       $ (4,584)      $   (338)      $   --         $  1,977
                                      ========       ========       ========       ========       ========



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                SUCCESSOR PERIOD
                        January 1, 2006 - March 31, 2006

                                                                    Guarantor     Non-Guarantor
                                                           Issuer  Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                           ------  ------------   ------------  ------------   ------------
Cash flows from operating activities:
Net earnings (loss)                                      $ (3,300)   $ (1,456)     $    246      $      1      $ (4,509)
Adjustments to reconcile net earnings
      (loss) to net cash provided by
      (used in) operating activities:
Depreciation and amortization                               2,745         807           104            (5)        3,651
Amortization of display fixtures                            2,119        --             142          --           2,261
Amortization of deferred financing fees
      and original issue discount                             658        --            --            --             658
Non-cash stock compensation                                   344        --            --            --             344
Deferred income taxes                                      (2,823)       --            --            --          (2,823)
Provision for doubtful accounts                                45        --            --            --              45
Gain on sale of property                                      (48)       --            --            --             (48)
Other non-cash operating items                               --          --              30          --              30
Changes in operating assets and liabilities:
    Accounts receivable                                    (6,146)        395          (194)         --          (5,945)
    Inventories                                               812         113          (916)         --               9
    Prepaid expenses and other current assets                 794         136           (54)         --             876
    Other assets                                           (3,274)       --            (461)         --          (3,735)
    Accounts payable                                       (4,034)        181           616          --          (3,237)
    Accrued liabilities                                      (786)        461           256          --             (69)
    Pension liability (net)                                   212        --            --            --             212
    Income taxes receivable / payable                       1,239        (948)         (286)           (1)            4
    Deferred income taxes                                    (819)       --            --            --            (819)
    Intercompany receivables / payables                    (1,051)      1,141          (111)           21          --
                                                         --------    --------      --------      --------      --------

    Net cash provided by (used in)
      operating activities                                (13,313)        830          (628)           16       (13,095)
                                                         --------    --------      --------      --------      --------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of property                         50        --            --            --              50
    Property, plant and equipment additions                (1,810)        (43)          (18)         --          (1,871)
                                                         --------    --------      --------      --------      --------

      Net cash used in investing activities                (1,760)        (43)          (18)         --          (1,821)
                                                         --------    --------      --------      --------      --------

Cash flows provided by (used in) financing activities:
    Principal borrowings (payments)
        under revolving credit agreement, net              13,900        --            --            --          13,900
    Principal payments under mortgages                       --          --             (14)         --             (14)
    Payment of deferred financing fees                       (326)       --            --            --            (326)
    Contributed capital                                        40        --            --            --              40
    Payment of capital lease obligations                      (31)       --            --            --             (31)
                                                         --------    --------      --------      --------      --------

      Net cash provided by (used in)
        financing activities                               13,583        --             (14)         --          13,569
                                                         --------    --------      --------      --------      --------

Effect of exchange rate changes on cash                      --          --              33           (16)           17
                                                         --------    --------      --------      --------      --------

Net increase (decrease) in cash
   and cash equivalents                                    (1,490)        787          (627)         --          (1,330)

Cash and cash equivalents at
   beginning of period                                      1,862        (434)        1,174          --           2,602
                                                         --------    --------      --------      --------      --------

Cash and cash equivalents at
   end of period                                         $    372    $    353      $    547      $   --        $  1,272
                                                         ========    ========      ========      ========      ========



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                SUCCESSOR PERIOD
                        February 1, 2005 - March 31, 2005

                                                                  Guarantor      Non-Guarantor
                                                     Issuer      Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                                     ------      ------------    ------------  ------------   ------------
Cash flows from operating activities:
Net earnings (loss)                               $  (3,939)     $     285      $     430      $       2      $  (3,222)
Adjustments to reconcile net
  earnings (loss) to net cash provided by
  (used in) operating activities:
Depreciation and amortization                         1,609            473             68              2          2,152
Amortization of display fixtures                      1,396           --               93           --            1,489
Amortization of inventory fair value adjustment         579            368             91           --            1,038
Amortization of deferred financing
  fees and original issue discount                      425           --             --             --              425
Deferred income taxes                                  (837)          --             --             --             (837)
Recovery from doubtful accounts                          (7)          --             --             --               (7)
Other non-cash operating items                          (49)          --             (176)          --             (225)
Changes in operating assets and liabilities:
    Accounts receivable                              (2,778)        (2,304)        (1,581)          --           (6,663)
    Inventories                                      (2,797)         1,967           (515)          --           (1,345)
    Prepaid expenses and other current assets          (693)           213             21           --             (459)
    Other assets                                     (2,995)             6           (303)          --           (3,292)
    Accounts payable                                 (3,086)          (754)           142           --           (3,698)
    Accrued liabilities                             (15,205)        (1,426)           185           --          (16,446)
    Pension liability (net)                             338           --             --             --              338
    Income taxes receivable / payable                (2,288)           350           (421)            (2)        (2,361)
    Intercompany receivables / payables                (793)          (249)         1,020             22           --
                                                  ---------      ---------      ---------      ---------      ---------

      Net cash provided by (used in)
        operating activities                        (31,120)        (1,071)          (946)            24        (33,113)
                                                  ---------      ---------      ---------      ---------      ---------

Cash flows provided by (used in)
   investing activities:
    Property, plant and equipment additions            (713)           (67)            (3)          --             (783)
    Purchase of Del Laboratories, Inc.             (377,233)          --             --             --         (377,233)
                                                  ---------      ---------      ---------      ---------      ---------

      Net cash used in investing activities        (377,946)           (67)            (3)          --         (378,016)
                                                  ---------      ---------      ---------      ---------      ---------

Cash flows provided by (used in)
  financing activities:
    Principal payments under mortgages                 --             --              (15)          --              (15)
    Principal payments under term loan                 (500)          --             --             --             (500)
    Repayment of existing debt in
        connection with merger                      (69,316)          --             --             --          (69,316)
    Issuance of senior subordinated notes           173,845           --             --             --          173,845
    Issuance of term loan                           200,000           --             --             --          200,000
    Payment of deferred financing and
        other merger related fees                   (29,305)          --             --             --          (29,305)
    Contributed capital                             138,200           --             --             --          138,200
    Payment of capital lease obligations                (29)          --             --             --              (29)
                                                  ---------      ---------      ---------      ---------      ---------

      Net cash provided by (used in)
        financing activities                        412,895           --              (15)          --          412,880
                                                  ---------      ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash                --             --               17            (24)            (7)
                                                  ---------      ---------      ---------      ---------      ---------

Net increase (decrease) in cash
  and cash equivalents                                3,829         (1,138)          (947)          --            1,744

Cash and cash equivalents at
  beginning of period                                 1,054           (115)         1,438           --            2,377
                                                  ---------      ---------      ---------      ---------      ---------

Cash and cash equivalents at
  end of period                                   $   4,883      $  (1,253)     $     491      $    --        $   4,121
                                                  =========      =========      =========      =========      =========



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005

                                                                 Guarantor      Non-Guarantor
                                                   Issuer       Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                                   ------       ------------    ------------  ------------   ------------
Cash flows from operating activities:
Net earnings (loss)                               $  6,899       $ (4,584)      $   (338)      $   --         $  1,977
Adjustments to reconcile net earnings (loss)
  to net cash provided by
 (used in) operating activities:
Depreciation and amortization                          673             40             35           --              748
Amortization of display fixtures                       723           --               41           --              764
Amortization of deferred financing fees                 20           --             --             --               20
Deferred income taxes                              (13,030)          --             --             --          (13,030)
Provision for doubtful accounts                         25           --                1           --               26
Tax benefit on stock options exercised                  57           --             --             --               57
Other non-cash operating items                         (14)          --              233           --              219
Changes in operating assets and
  liabilities:
    Accounts receivable                              2,740          2,635            598           --            5,973
    Inventories                                     (4,838)          (104)        (1,121)          --           (6,063)
    Prepaid expenses and other
         current assets                                (32)          (377)            30           --             (379)
    Other assets                                    (1,609)             3            (80)          --           (1,686)
    Accounts payable                                (1,945)         1,150          1,200           --              405
    Accrued liabilities                             21,827           (133)            26           --           21,720
    Deferred liability                               1,367           --             --             --            1,367
    Pension liability (net)                           (330)          --             --             --             (330)
    Income taxes receivable /
        payable                                    (11,344)          --             (254)          --          (11,598)
    Intercompany receivables /
        payables                                    (2,091)         1,665            438            (12)          --
                                                  --------       --------       --------       --------       --------

      Net cash provided by (used in)
        operating activities                          (902)           295            809            (12)           190
                                                  --------       --------       --------       --------       --------

Cash flows provided by (used in)
  investing activities:
    Property, plant and equipment
        additions                                     (781)           (12)            (4)          --             (797)
                                                  --------       --------       --------       --------       --------

      Net cash used in investing activities           (781)           (12)            (4)          --             (797)
                                                  --------       --------       --------       --------       --------

Cash flows provided by (used in)
  financing activities:
    Principal payments under revolving
        credit agreement, net                         (800)          --             --             --             (800)
    Principal payments under mortgages                 (25)          --                2           --              (23)
    Proceeds from the exercise of stock options         12           --             --             --               12
    Acquisition of treasury stock                      (57)          --             --             --              (57)
                                                  --------       --------       --------       --------       --------

      Net cash provided by (used in)
        financing activities                          (870)          --                2           --             (868)
                                                  --------       --------       --------       --------       --------

Effect of exchange rate changes on cash               --             --              (33)            12            (21)
                                                  --------       --------       --------       --------       --------

Net increase (decrease) in cash
  and cash equivalents                              (2,553)           283            774           --           (1,496)

Cash and cash equivalents at
  beginning of period                                3,607           (398)           664           --            3,873
                                                  --------       --------       --------       --------       --------

Cash and cash equivalents at
  end of period                                   $  1,054       $   (115)      $  1,438       $   --         $  2,377
                                                  ========       ========       ========       ========       ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

The Company is a fully integrated manufacturing and marketing company operating in two major segments of the packaged consumer products business: cosmetics and OTC pharmaceuticals. Each of the Company's marketing divisions is responsible for branded lines fitting into one of these two general categories and develops its own plans and goals consistent with its operating environment and the Company's corporate objectives.

The Company owns a portfolio of highly recognized branded products, which are easy to use, competitively priced and trusted by consumers and retailers. As reported by ACNielsen or Information Resources, Inc. ("IRI"), many of the Company's brands have leading market positions in their product categories. In the Company's cosmetics segment, the SALLY HANSEN(R) brand is the number one brand in the mass market nail care category, with market leadership positions in nail enamel, nail treatment and bleaches and depilatories. The LA CROSS(R) brand is a leader in nail and beauty implements, providing a line of high quality beauty implements including nail clippers, files, scissors, tweezers and eyelash curlers. N.Y.C. NEW YORK Color(R) is a highly recognizable brand of value cosmetics offering a complete collection of high quality products at opening price points. In the Company's OTC pharmaceutical segment, ORAJEL(R) is the number one oral analgesic in the United States (based on market share), and the number one pharmacist-recommended brand in the teething segment. The ORAJEL(R) family of products has been developed with formulations specifically targeted at distinct oral pain and infant care indications. The Company's DERMAREST(R) brand is the most complete line of non-prescription products for relief of psoriasis and eczema and is the market share leader in the psoriasis/eczema treatment category.

The Company believes that it has strong customer relationships with a diversified group of prominent retailers across multiple distribution channels including mass merchandisers, drug chains, drug wholesalers and food retailers and wholesalers. The Company has a strong track record of developing innovative new products and successful brand extensions. The Company's in-house research and development departments focus on product development, clinical and regulatory affairs and quality control.


OPERATIONAL INITIATIVES
-----------------------

In addition to the Company's focus on realizing cost savings, the Company is committed to improving the efficiency of its operations. In mid-2005, the Company engaged Synergetics Installations Worldwide, Inc., or Synergetics, a leading management consulting firm specializing in providing supply chain management advice to manufacturing companies. Synergetics has completed an assessment of the Company's operations, and with the Company has jointly developed a plan to implement a number of sales and operational process improvements that the Company believes will reduce inefficiencies and improve customer service as well as assist the Company in realizing previously identified cost savings. Specifically, the Company is in the process of implementing sales and operational process initiatives designed to improve:


o the Company's sales forecasting, demand planning and production scheduling, which the Company expects will allow it to improve manufacturing productivity and reduce manufacturing costs;

o the efficiency level of the Company's manufacturing facilities, which the Company expects will reduce manufacturing costs while lowering overall inventory requirements; and

o the process of identifying, evaluating and selling promotional products, which the Company expects will allow it to improve margins on promotional products, reduce promotional returns and lower promotional inventory requirements.

The Company currently anticipates implementing these and other initiatives by the end of 2006. Upon completion of these initiatives, the Company anticipates annualized cost savings of approximately $10.0 million. The Company estimates that it will incur one-time consulting fees and implementation costs associated with these anticipated cost savings of approximately $3.7 million, of which $2.0 million have been incurred to date.




THE MERGER TRANSACTIONS
-----------------------

In January 2005, the following transactions were consummated in connection with the merger:

o DLI Acquisition Corp., an indirect, wholly-owned subsidiary of DLI Holding Corp. and a direct, wholly-owned subsidiary of DLI Holding II Corp., merged with and into Del Laboratories, Inc., with Del Laboratories, Inc. surviving, which the Company refers to as the merger. In connection with the merger, affiliates of Kelso, a third-party investor and others contributed $138.2 million in cash in exchange for interests in DLI Holding LLC, which in turn holds all of the outstanding shares of common stock of DLI Holding Corp. In addition, certain members of Del's senior management prior to and following the merger who the Company refers to as the continuing investors, exchanged stock options of Del Laboratories, Inc. with an aggregate spread value of $4.5 million into stock options of DLI Holding Corp. with an equivalent spread value.

o DLI Acquisition Corp. issued the senior subordinated notes due 2012, (the "Subordinated Notes"), and entered into the prior senior credit facilities, comprised of a $50.0 million revolving credit facility, or the prior revolver, and a $200.0 million term loan facility, or the prior term loan facility (together the "Senior Debt"). Concurrently therewith, in connection with the merger, the rights and obligations of DLI Acquisition Corp. under the senior subordinated notes, the indenture, the prior senior credit facilities and related agreements were assumed by Del Laboratories, Inc.

o The net proceeds from the purchase of interests in DLI Holding LLC by affiliates of Kelso, a third-party investor and the continuing investors, the offering of the Subordinated Notes and the borrowings under the prior senior credit facilities were used, among other things, to fund the cash consideration payable in connection with the merger to the old stockholders and option holders of Del Laboratories, Inc. and repay certain of the Company's indebtedness existing immediately prior to the merger, including payment of accrued interest and related prepayment premiums thereunder.


The Company refers to the merger and the related transactions described above as the Merger.



ACCOUNTING FOR THE MERGER
-------------------------

Pursuant to the Merger, all of the Company's outstanding common stock was acquired for $35 a share. The aggregate purchase price paid for all of the Company's outstanding common stock including options exchanged and transaction costs was approximately $416.7 million, comprised of $377.2 million for the acquisition of the outstanding shares and options exercised, $6.9 million representing the fair value of the options exchanged, $18.5 million in severance payments, $1.0 million of prepayment penalties and $13.1 million of transaction related costs. The Merger has been accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS"), 141 "Business Combinations."

The Merger was completed on January 27, 2005. Since the actual results between the period January 28, 2005 to January 31, 2005 were not material to the Successor Period for the quarter or the annual results, the Company has utilized January 31, 2005 as the acquisition date. As a result of the Merger, the Company's capital structure and its basis of accounting differ from those prior to the Merger. The Company's financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the Merger under the purchase method of accounting. Therefore, the Company's financial data for the period before the Merger (which is referred to as the Predecessor Period) generally will not be comparable to the financial data for the period after the Merger (which is referred to as the Successor Period). As a result of the Merger, the consolidated statement of operations for the Successor Period includes interest expense and amortization expense related to debt issuance costs related to acquisition indebtedness and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of inventories, intangible assets, and fixed assets on the date of the merger became their new "cost" basis. Accordingly, the cost of inventories, the amortization of intangible assets with determinable lives and the depreciation of fixed assets in the Successor Period are based upon their newly established cost basis. Additionally, the fair value of pension assets and liabilities were adjusted as a result of purchase accounting; therefore, pension expense for the Successor Period is based upon the newly established fair values. Other effects of purchase accounting in the Successor Period are not considered significant.


REFINANCING TRANSACTIONS
------------------------

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

RESULTS OF OPERATIONS
---------------------

As discussed above in "Accounting for the Merger", the Company's financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the purchase method of accounting. Financial data for the Predecessor Period generally will not be comparable to financial data for the Successor Period.

The following table sets forth the Company's results of operations for the three months ended March 31, 2006, the Successor Period February 1, 2005 to March 31, 2005 and the Predecessor Period January 1, 2005 to January 31, 2005. The table also sets forth the Combined Successor Period and Predecessor Period net sales for the three months ended March 31, 2005.

                                         THREE
                                         MONTHS
                                         ENDED
                                        MARCH 31,         THREE MONTHS ENDED
                                          2006              MARCH 31, 2005
                                       ---------- ------------------------------------------
                                         ($000)                    ($000)

                                        JANUARY 1,  FEBRUARY 1,   JANUARY 1,
                                         2006 -       2005 -        2005 -
                                        MARCH 31,    MARCH 31,    JANUARY 31,
                                          2006         2005          2005
                                       -----------  ----------   ------------

                                              SUCCESSOR           PREDECESSOR
                                               PERIOD               PERIOD         COMBINED
                                      -----------------------     ------------    ----------

Net Sales
      Cosmetic segment                $ 72,603       $ 55,387       $ 14,756       $ 70,143
      Pharmaceutical segment            19,522         15,530          3,450         18,980
                                      --------       --------       --------       --------
Total net sales                         92,125         70,917         18,206         89,123

Cost of goods sold                      48,528         38,730          9,718
Selling and administrative expenses     41,949         28,905         11,475
Severance expenses                         146             --             --
Merger expenses                             --          3,927         18,974
                                      --------       --------       --------

Operating income (loss)                  1,502           (645)       (21,961)

Other income (expense):
    Interest expense, net               (8,843)        (4,850)          (264)
    Other income (expense), net              9            170           (232)
                                      --------       --------       --------

Loss before income taxes                (7,332)        (5,325)       (22,457)
Benefit from income taxes               (2,823)        (2,103)       (24,434)
                                      --------       --------       --------
Net earnings (loss)                   $ (4,509)      $ (3,222)      $  1,977
                                      ========       ========       ========

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
-------------------------------------------------------------------------------

The Company's net sales for the three months ended March 31, 2006 were $92.1 million, an increase of $3.0 million, or 3.4% compared to net sales of $89.1 million for the three months ended March 31, 2005.

The Cosmetic segment of the business generated net sales for the three months ended March 31, 2006 of $72.6 million, an increase of $2.5 million, or 3.5% compared to net sales of $70.1 million for the three months ended March 31, 2005. Net sales increased primarily due to higher shipments in the SALLY HANSEN(R) nail color and lip product lines. As reported by ACNielsen, the SALLY HANSEN(R) brand remains the number one brand in the mass market nail care category with a 26.2% share of market for the quarter. In nail enamel, the SALLY HANSEN(R) brand increased its number one market share position with a 38.1% share of market. SALLY HANSEN(R) holds the number one market share position in nail treatment with a 51.1% share of market for the quarter.

The over-the-counter Pharmaceutical segment of the business generated net sales for the three months ended March 31, 2006 of $19.5 million, an increase of $0.5 million, or 2.9% compared to net sales of $19.0 million for the three months ended March 31, 2005. Net sales increased primarily due to higher shipments in the DERMAREST(R) line of psoriasis and eczema treatment. ORAJEL(R), the core brand of the Pharmaceutical segment increased its leadership position in the oral analgesics category with a 30.2% share of market for the first quarter, as reported by IRI.

Cost of goods sold for the three months ended March 31, 2006 was $48.5 million, or 52.7% of net sales. Cost of goods sold includes approximately $0.1 million of costs related to moving costs for relocated inventory, break down, moving and start-up costs associated with equipment transfers and other related charges, in anticipation of the closure of the Little Falls facility. In addition, in connection with the closure of the Little Falls facility and the adoption of SFAS No. 151, the Company recorded an additional charge to cost of goods sold of $1.0 million, or 1.1% of net sales.

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

Selling and administrative expenses for the three months ended March 31, 2006 was $41.9 million, or 45.5% of net sales. Selling and administrative expenses includes approximately $1.3 million or 1.4% of net sales related to the amortization of intangibles arising from the Merger, $0.3 million of management fees and $0.7 million of consulting fees and expenses associated with Synergetics. Also included in selling and administrative expenses for the quarter was a non-cash stock compensation charge of $0.3 million and $0.5 million of costs associated with higher freight costs and increased advertising expenses.

Selling and administrative expenses for the Successor Period February 1, 2005 to March 31, 2005 was $28.9 million, or 40.8% of net sales. Selling and administrative expenses includes approximately $0.9 million or 1.2% of net sales related to the amortization of intangibles arising from the Merger and $0.2 million of management fees.

Selling and administrative expenses for the Predecessor Period January 1, 2005 to January 31, 2005 was $11.5 million, or 63.0% of net sales. Whereas selling and administrative expenses remain fairly constant on a monthly basis, net sales for the monthly period January 1, 2005 to January 31, 2005 represent approximately 20% of sales for the combined period.

Merger expenses for the Successor Period February 1, 2005 to March 31, 2005 of $3.9 million are primarily related to change of control payments and legal and advisory fees and expenses incurred in connection with the Merger.

Merger expenses for the Predecessor Period January 1, 2005 to January 31, 2005 of $19.0 million, are primarily related to the payment of $18.8 million issued upon closing of the transaction on January 27, 2005 in connection with the separation agreement with the former Chairman, and approximately $0.2 million of legal and advisory fees and expenses incurred in connection with the Merger.

On January 13, 2006, the Company announced that it plans to cease the manufacturing activities at its facility in Little Falls, New York. The Company intends to transfer a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and to outsource the remainder. In addition, the Company plans to close several of its short-term leased warehouse facilities in upstate New York and convert the Little Falls facility to a warehouse to store a portion of the Company's inventory. Pursuant to the Company's formal severance policy, a charge of $1.2 million for severance costs and related benefits for approximately 326 employees was recorded in December 2005. Additional severance benefits earned for future services by employees being terminated will be recognized as a charge in the consolidated financial statements as such severance benefits are earned. During the first quarter of 2006, a charge of $0.2 million was recorded for such earned benefits and for an adjustment to the initial accrual. During the remainder of 2006, the Company estimates that it will incur an additional $0.7 million of costs in connection with the relocation of inventory and equipment and approximately $0.4 million for additional severance and relocation costs. Cash payments of $1.6 million are expected to be made through the end of the second quarter of 2007. As a result of the closing, it is anticipated that there will be a partial curtailment of the pension plan, which is expected to reduce pension liabilities by approximately $1.0 million to $1.5 million, with a pre-tax benefit impacting the full year 2006 results by approximately $0.3 million to $0.6 million.

Net interest expense for the three months ended March 31, 2006 of $8.8 million was primarily attributable to interest incurred on the $185.0 million of Notes, the $175.0 million of Subordinated Notes and the ABL Credit Facility.

Net interest expense for the Successor Period February 1, 2005 to March 31, 2005 of $4.9 million was primarily attributable to interest incurred on the $200.0 million prior term loan facility and the $175.0 million of Subordinated Notes.

Net interest expense for the Predecessor Period January 1, 2005 to January 31, 2005 of $264 thousand, was attributable to debt existing prior to the Merger.

Income tax benefit for the three months ended March 31, 2006 of $2.8 million was based on the Company's expected effective tax rate of 38.5% for the year ending December 31, 2006.

Income tax benefit for the Successor Period February 1, 2005 to March 31, 2005 of $2.1 million was based on the Company's expected effective tax rate of 39.5% for the period February 1, 2005 to December 31, 2005.

Income tax benefit for the Predecessor Period January 1, 2005 to January 31, 2005 of $24.4 million was comprised of an anticipated income tax refund (received on October 27, 2005) of approximately $11.3 million attributable to the utilization of a net operating loss carry-back, the recording of deferred tax assets of approximately $13.4 million attributable to net operating loss carry-forwards, and the recording of approximately $0.3 million of deferred tax expense related to temporary differences.

Net loss for the three months ended March 31, 2006 of $4.5 million is primarily attributable to interest expense.

Net loss for the Successor Period February 1, 2005 to March 31, 2005 of $3.2 million is primarily attributable to interest expense.

Net earnings for the Predecessor Period January 1, 2005 to January 31, 2005 of $2.0 million are attributable to the recording of the income tax benefit of $24.4 million discussed above, which offset the $22.4 million loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on its substantial indebtedness and from funding of capital expenditures, ongoing operating costs and working capital.

In connection with the Merger in January 2005, substantially all of the company's then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced. The following financing transactions were entered into in connection with the Merger:

o the closing of senior credit facilities which provided for aggregate maximum borrowings of $250.0 million consisting of a $200.0 million term loan facility and up to $50.0 million in borrowings under a revolving credit facility;

o the issuance and sale of $175.0 million in aggregate principal amount of 8% senior subordinated notes;

o the redemption of all of the Company's outstanding 5.56% senior notes due April 15, 2011, including payment of accrued interest and a related prepayment premium;

o the repayment of all principal and accrued interest under the Company's then outstanding credit facilities and termination of all commitments thereunder; and

o the repayment of the mortgage on the Company's North Carolina facility including payment of accrued interest and a related prepayment premium.

In the refinancing transactions, which closed on October 28, 2005, the Company used the net proceeds from the offering of the $185.0 million of senior secured floating rate notes, due November 1, 2011, together with borrowings under the Interim Revolver, to repay in full the indebtedness outstanding under the prior senior credit facilities, (consisting of $198.5 million under the term loan facility and $5.0 million under the revolving credit facility) and terminated the commitments under the prior senior credit facilities.


REFINANCING
-----------

On October 28, 2005, the Company completed a private offering of $185.0 million in principal amount of the Notes due November 1, 2011. The Notes bear interest at a rate per annum equal to three-month LIBOR plus 5.0%. The Notes are guaranteed by certain of the existing and future domestic subsidiaries of the Company. The Notes and guarantees are secured by a first priority security interest in substantially all of the Company's and guarantors' assets, other than inventory, receivables, equity interest in the Company's subsidiaries and other specified excluded assets and by a second priority security interest in substantially all the Company's and guarantors' inventory, receivables and other specified liquid assets. The Notes and guarantees rank equally with all existing and future senior indebtedness and rank senior to all existing and future subordinated indebtedness, including the Subordinated Notes and related guarantees. Interest on the Notes is payable quarterly on February 1, May 1, August 1 and November 1, which commenced on February 1, 2006.

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

On October 28, 2005, the Company entered into a $75.0 million credit agreement, maturing on October 28, 2007 with JPMorgan Chase Bank, N.A. as administrative agent. This agreement was used as interim financing until December 29, 2005, when it was replaced with an $85.0 million credit facility, as discussed below.

On December 29, 2005, the Company entered into $85.0 million asset-based revolving credit facility, which was subsequently amended on February 23, 2006, among the Company, DLI Holding II Corp., the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. The ABL Credit Facility matures on December 29, 2010 and provides for aggregate maximum borrowings of $85.0 million. The ABL Credit Facility is guaranteed by DLI Holding II Corp. and by certain of the Company's existing and future domestic subsidiaries. The ABL Credit Facility is an asset-based facility with a first priority security interest in substantially all accounts receivable and inventory and a second priority security interest in substantially all tangible and intangible assets. The ABL Credit Facility is also secured on a first priority basis by the capital stock of the Company's domestic subsidiaries. Also, the guarantee by DLI Holding II Corp., is secured by a pledge of all of its assets. The Company and the subsidiary guarantors, the credit facility collateral agent and the Trustee for the Notes and the note collateral agent entered into an Intercreditor Agreement.

Borrowings under the ABL Credit Facility are determined by a formula which provides eligibility of up to 85% of the net book value of domestic accounts receivable and a range of 35% to 65% of domestic inventory. Borrowings under the ABL Credit Facility bear interest at the Company's option at either: (i) an alternate base rate which is equal to the higher of 0.50% per year above the federal funds effective rate and the base rate announced by the ABL Credit Facility's administrative agent as its prime rate plus an applicable margin ranging from 0.25% to 0.75% based on the Company's borrowing base availability, or (ii) an Adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 1.75% based on the Company's borrowing base availability. The terms of the ABL Credit Facility include a commitment fee based on unused commitments of the lenders, letter of credit fees on the aggregate face amount of outstanding letters of credit and underwriting and administrative fees.

The ABL Credit Facility includes covenants, that among other things, limit or restrict the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers or make capital expenditures or engage in certain transactions with affiliates. The ABL Credit Facility also requires the Company to comply with a minimum coverage ratio of Consolidated EBITDA to fixed charges whenever excess borrowing availability is less than $10.0 million on any day. As of March 31, 2006, the Company had $35.9 million of senior debt outstanding under the ABL Credit Facility, $49.1 million of unutilized commitments under the ABL Credit Facility and $49.1 million of availability thereunder. As of May 11, 2006, the Company had $34.9 million of senior debt outstanding under the ABL Credit Facility, $50.1 million of unutilized commitments under the ABL Credit Facility and $50.1 million of availability thereunder.

The ABL Credit Facility requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100.0 million expiring on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income (loss). As of March 31, 2006, the Company recorded an asset of $275 in the accompanying consolidated balance sheet and recorded an after-tax net gain of $169 in accumulated other comprehensive income (loss) during the three months ended March 31, 2006. No hedge ineffectiveness was recorded during the three months ended March 31, 2006.

Principal and interest payments under the Notes, the ABL Credit Facility and the Subordinated Notes will represent significant liquidity requirements for the Company. The Company expects that cash provided from operations and expected available borrowings under the ABL Credit Facility will provide sufficient working capital to operate the Company's business, to fund expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Company's outstanding debt. The Company's ability to borrow under the ABL Credit Facility is subject to a borrowing base consisting of a percentage of eligible accounts receivable and eligible inventory. No assurance can be given, however, that the Company's business will, in fact, generate sufficient cash flows or that future borrowings will, in fact, be available in an amount sufficient to enable the Company to service its debt or to fund its other liquidity needs.




FINANCIAL COVENANTS (AT MARCH 31, 2006)
---------------------------------------

Borrowings under the ABL Credit Facility are subject to certain conditions and limitations described above. The indentures governing the Subordinated Notes and the Notes contain significant financial and operating covenants, including prohibitions on the Company's ability to incur certain additional indebtedness or to pay dividends. The ABL Credit Facility contains borrowing conditions and customary events of default, including nonpayment of interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events.

The ABL Credit Facility has fewer covenants than the prior senior credit facilities, which the Company anticipates will increase its operating flexibility. While the effective interest rate on the Notes are higher than that of the indebtedness retired with the proceeds of the offering of the Notes, the Company expects to realize greater liquidity and flexibility in its debt structure. The ABL Credit Facility has a minimum fixed charge coverage ratio financial covenant that is effective if the minimum excess availability under the ABL credit facility is less than specified levels, while the prior senior credit facilities contained a number of ongoing financial maintenance covenants. Under the terms of the ABL Credit Facility, the minimum fixed charge coverage ratio test would not have applied as of March 31, 2006 as borrowing availability under the ABL Credit Facility would have exceeded the specified threshold. The minimum fixed charge coverage ratio test is a measure of consolidated EBITDA to fixed charges.

Credit Agreement EBITDA as presented herein is a financial measure that is used in the credit agreement for the Company's ABL Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income, as a measure of operating results or cash flows or as a measure of liquidity. Credit Agreement EBITDA differs from the term "EBITDA" as it is commonly used. Credit Agreement EBITDA, as that term is defined in the ABL Credit Facility and used as part of calculation of the term "Consolidated Coverage Ratio" which is used for a number of purposes, including the Company's ability to incur additional indebtedness, consists of consolidated net income, adjusted to exclude income tax expense, interest expense, and depreciation and amortization, as well as certain other items and expenses, including amortization of intangibles, extraordinary, unusual or non-recurring gains or losses, consultation fees and expense reimbursements associated with implementing process improvements and cost reductions being developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group, certain non-cash charges or expenses deducted in determining net income, certain cash restructuring charges, loss or gain associated with the sale or write down of assets not in the ordinary course of business, the amount of any net minority expense, and certain losses relating to the disposition of excess or surplus inventory.

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below. (in 000's)


                                             Qtr 2       Qtr 3       Qtr 4       Qtr 1
                                              2005        2005        2005        2006       TOTAL
                                              ----        ----        ----        ----       -----

Net earnings (loss)                        $(10,114)   $  1,932    $ (9,338)   $ (4,509)   $(22,029)
Income tax provision (benefit)                2,566      (6,658)     (6,805)     (2,823)    (13,720)
Interest expense, net                         6,882       7,297       8,632       8,843      31,654
Loss on early extinguishment of debt           --          --         6,449        --         6,449
Depreciation and amortization                 5,418       5,396       5,762       5,912      22,488
Purchase accounting                           4,541       2,504        --          --         7,045
Losses related to disposition of excess,
  surplus or obsolete inventory                --         3,627       5,000        --         8,627
Extraordinary, unusual or non-recurring
   items                                        724       2,450       1,842         146       5,162
Synergetics fees and expenses                  --           554         673         700       1,927
Synergetics implementation costs               --          --          --           107         107
Change in accounting as a result of the
  adoption of SFAS No. 151                     --          --          --         1,027       1,027
Non-cash stock compensation charges            --          --          --           344         344
Other                                           380         (34)       (123)        377         600
Credit agreement add back(1)                  1,758       1,376        --          --         3,134
                                           --------    --------    --------    --------    --------

Credit Agreement EBITDA(1)                 $ 12,155    $ 18,444    $ 12,092    $ 10,124    $ 52,815
                                           ========    ========    ========    ========    ========



     (1) Consolidated EBITDA was established by the ABL Credit Facility to be $12,155 and $18,444 for the fiscal quarters ended June 30, 2005 and September 30, 2005, respectively.

Credit Agreement EBITDA, as defined, for the Predecessor Period January 1, 2005 to January 31, 2005 and the Successor Period February 1, 2005 to March 31, 2005 was $9,049, which included a credit agreement add back of $2,359.

OPERATING ACTIVITIES
--------------------

Net cash used in operating activities for the three months ended March 31, 2006 of $13.1 million was principally the result of a net loss of $4.5 million, an increase in accounts receivable of $5.9 million, an increase in other assets of $3.7 million and a decrease of $3.2 million in accounts payable. The increase in accounts receivable was due to the timing of shipments during the first quarter. Other assets increased due to the purchase and shipment of display fixtures to customers. Accounts payable decreased due to the timing of payments related material purchases.

Net cash used in operating activities for the Successor Period February 1, 2005 to March 31, 2005 of $33.1 million was principally the result of a net loss of $3.2 million, an increase in accounts receivable of $6.7 million and a decrease of $16.0 million in accrued liabilities. The decrease in accrued liabilities is primarily related to the payment of $18.5 million under a separation agreement with the former Chairman, partially offset by approximately $3.6 million of accrued interest expense related to the new borrowings incurred in connection with the Merger.

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

INVESTING ACTIVITIES
--------------------

Net cash used in investing activities of $1.8 million for the three months ended March 31, 2006 was primarily related to capital spending for tooling, plates and dies, and manufacturing machinery and equipment.

Net cash used in investing activities of $378.0 million for the Successor Period February 1, 2005 to March 31, 2005 was primarily used for the purchase of outstanding common stock and stock options of Del Laboratories, Inc. in connection with the Merger.

Net cash used in investing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.8 million was primarily related to capital spending for tooling, plates and dies, and manufacturing machinery and equipment.


FINANCING ACTIVITIES
--------------------

Net cash provided by financing activities for the three months ended March 31, 2006 of $13.6 million was primarily due to borrowings under the Company's ABL Credit Facility. Cash paid for interest during 2006 was approximately $11.6 million.

Net cash provided by financing activities for the Successor Period February 1, 2005 to March 31, 2005 of $412.9 million was primarily due to proceeds of $200.0 million received from the issuance of the term loan, proceeds of $173.8 million received from the issuance of $175.0 million of Subordinated Notes at 99.34%, and proceeds of approximately $138.2 million contributed by affiliates of Kelso, the continuing investors and a third party investor. Proceeds of $69.3 million were used to repay existing debt, $29.3 million was used to pay financing, legal, advisory, accounting and certain other fees incurred in connection with the Merger, and $0.5 million was used to reduce the outstanding principal under the term loan.

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


DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company makes estimates and assumptions in the preparation of its financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company's most critical accounting policies relate to business acquisitions, revenue recognition, promotional allowance and co-operative advertising, accounts receivable, inventories, property, plant and equipment and other long-lived assets, pension benefits and income taxes. Further information regarding these policies appears within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2005 Annual Report on Form 10-K. Since December 31, 2005, there have been no significant changes to the Company's critical accounting policies or to the related assumptions and estimates involved in applying these policies, except as described in the following paragraphs.

STOCK-BASED COMPENSATION
------------------------

With the adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") on January 1, 2006, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of these awards on the date of grant, the Company used the Black-Scholes option-pricing model to value the Service Options and the Operating Units and used a lattice-based valuation model to value the Exit Options and the Value Units. Inherent in these models are assumptions related to expected stock-price volatility, option/unit life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option/unit life assumptions require a greater level of judgment which makes them critical accounting estimates.

Because the Company's common stock is not publicity traded, the Company used an expected stock-price volatility assumption that was determined based on an examination of the historical volatility of the stock price of the Predecessor Company; the historical and implied volatility of stock prices of selected comparable companies and the nature of those companies; and other relevant factors. The Company used a stock-price volatility of 45% for stock options and Override Units granted during the three months ended March 31, 2006.

With respect to the weighted-average option/unit life assumption, the Company considered Kelso's investment behavior relating to other comparable investments (exit strategy, return on investment and holding period). The Company used a weighted-average expected option/unit life assumption of 3.9 years for the Service Options and Exit Options and 3.99 years for the Operating Units and Value Units. For the lattice-based valuation models, the Company used an early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment.



NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

Effective January 1, 2006, the Company adopted SFAS No. 123(R). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements. The Company adopted SFAS 123(R) prospectively. Accordingly, the Company applied the provisions of SFAS No. 123(R) to all awards granted subsequent to December 31, 2005 and will apply the provisions to awards previously granted to the extent that these awards are subsequently modified, repurchased or cancelled.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB No. 3" ("SFAS No. 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. The adoption of SFAS No. 154 did not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 did not have any impact on the Company's consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. In connection with the closure of the Little Falls facility and as a result of the Company's adoption of SFAS No. 151, the Company recorded an additional charge to cost of goods sold of $1.0 million during the quarter ended March 31, 2006.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements regarding the Company's future financial results, economic conditions, trends, certain risks and uncertainties, expected efficiency improvements, and expected future cost savings are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "should," "look forward to," "indications," "plan," "momentum," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations, or "cautionary statements," include, without limitation:


     o delays in introducing new products or failure of consumers to accept new products;

     o actions by competitors which may result in mergers, technology improvement or new product introductions;

     o the Company's ability to realize cost savings and operational improvements;

     o the Company's dependence on certain national chain drug stores, food stores and mass merchandiser relationships due to the concentration of sales generated by such chains;

     o    changes in fashion-oriented color cosmetic trends;

     o    the effect on sales of lower retailer inventory targets;

     o    the effect on sales of political and/or economic conditions;

     o the Company's estimates of costs and benefits, cash flow from operations and capital expenditures;

     o    interest rate or foreign exchange rate changes affecting the Company;

     o    regulatory requirements and government regulatory action;

     o failure to maintain satisfactory compliance with good manufacturing practice, or GMP, requirements;

     o    changes in product mix to products which are less profitable;

     o    shipment delays;

     o depletion of inventory and increased production costs resulting from disruptions of operations at any of its manufacturing or distribution facilities;

     o foreign currency fluctuations affecting the Company's results of operations and the value of its foreign assets and liabilities;

     o the relative prices at which the Company sells its products and its competitors sell their products in the same market;

     o the Company's operating and manufacturing costs outside of the United States;

     o changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and/or abroad; and/or

     o    trends in the general economy.


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

INTEREST RATE RISK

The Company's borrowings at March 31, 2006 under the Notes and the ABL Credit Facility expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable.

FOREIGN EXCHANGE RISK

The Company is subject to risk from changes in the foreign exchange rate for the Company's foreign subsidiaries which use foreign currency as their functional currency and is translated into United States dollars. Such changes result in cumulative translation adjustments which are included in shareholders' equity and in the determination of other comprehensive income (loss). Intercompany transactions between the Company and its foreign subsidiaries are recorded by the foreign subsidiaries in their functional currency.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

The Company is continuing to perform the systems and process evaluation testing of its internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow management to report on, and the Company's Registered Independent Public Accounting Firm to attest to, the Company's internal controls over financial reporting which will be required for the fiscal year ending December 31, 2007. As a result, the evaluation and testing continues to require significant costs and management time. In the course of its ongoing evaluation and testing, management has identified certain deficiencies and implemented remediation plans or is in the process of planning remediation for the deficiencies.

PART II - OTHER INFORMATION

Item 1A. RISKS RELATED TO THE COMPANY

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.






Item 6.  EXHIBITS

         Exhibits

          Exhibit 31.1 Certification of Chief Executive Officer.

          Exhibit 31.2 Certification of Chief Financial Officer.

          Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1850.

          Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1850.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DEL LABORATORIES, INC.
                                              (Registrant)



           DATE:   MAY 12, 2006               /S/ CHARLES J. HINKATY
           -----------------------            ----------------------
                                              Charles J. Hinkaty
                                              President and
                                              Chief Executive Officer








           DATE:   MAY 12, 2006               /S/ JOSEPH SINICROPI
           --------------------               --------------------
                                              Joseph Sinicropi
                                              Executive Vice President and
                                              Chief Financial Officer