Form 10-Q
period 2006-06-30
DEL LABORATORIES INC
filed 2006-08-07
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 --------
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NO. 333-124360

                             DEL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         13-1953103
-------------------------------------                 --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                  726 RECKSON PLAZA, UNIONDALE, NEW YORK 11556
               (Address of principal executive offices) (Zip Code)


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

The number of shares of Common Stock, $.01 par value, outstanding as of August 7, 2006 was 1,000.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index




Part I.         FINANCIAL INFORMATION
                                                                            PAGE
Item 1.    Financial Statements (All Successor periods with the
             exception of the one month ended January 31, 2005):

           Consolidated Balance Sheets as of June 30, 2006 and
              December 31, 2005                                                3

           Consolidated Statements of Operations for the three and
              six months ended June 30, 2006, three and five months ended
              June 30, 2005 and the one month ended January 31, 2005           4

           Consolidated Statements of Cash Flows for the six months ended
               June 30, 2006, five months ended June 30, 2005 and the one
               month ended January 31, 2005                                    5

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                32

Item 3.    Quantitative and Qualitative Disclosures About Market Risks        48

Item 4.    Controls and Procedures                                            48




Part II.   OTHER INFORMATION

Item 1A.   Risks Related to the Company                                       49

Item 6.    Exhibits                                                           49


SIGNATURES                                                                    50




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2006 and December 31, 2005
                                 (In thousands)

                                                                     June 30,  December 31,
                                                                       2006        2005
                                                                    ---------    ---------
                                                                   (UNAUDITED)

       ASSETS

Current assets:
       Cash and cash equivalents                                   $   3,132    $   2,602
       Accounts receivable, less allowance for doubtful accounts
         of $1,810 in 2006 and $1,674 in 2005                         80,635       72,311
       Inventories                                                   113,989      122,297
       Income taxes receivable                                           339          362
       Deferred income taxes                                          11,153       11,153
       Prepaid expenses and other current assets                       3,489        4,947
                                                                   ---------    ---------
                   Total current assets                              212,737      213,672
                                                                   ---------    ---------

Property, plant and equipment, at cost                                58,611       56,468
Less accumulated depreciation and amortization                       (11,962)      (6,975)
                                                                   ---------    ---------
        Net property, plant and equipment                             46,649       49,493

Intangibles arising from acquisitions, net                           256,662      259,287
Goodwill                                                             127,987      125,983
Other assets                                                          30,102       30,076
Deferred income taxes                                                 31,656       27,744
                                                                   ---------    ---------

                   Total assets                                    $ 705,793    $ 706,255
                                                                   =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                           $     193    $     185
       Accounts payable                                               29,442       35,138
       Accrued liabilities                                            39,686       35,474
                                                                   ---------    ---------

                   Total current liabilities                          69,321       70,797

Long-term debt, less current portion                                 387,259      382,241
Long-term pension liability, less current portion                     20,225       20,447
Deferred liability                                                     1,564        1,062
Deferred income taxes                                                107,094      106,857
                                                                   ---------    ---------
                   Total liabilities                                 585,463      581,404
                                                                   ---------    ---------

Shareholders' equity:
       Common stock $.01 par value, 1,000 shares authorized
         and issued                                                     --           --
       Additional paid-in capital                                    145,936      145,140
       Accumulated other comprehensive income                          1,490          453
       Retained deficit                                              (27,096)     (20,742)
                                                                   ---------    ---------

                   Total shareholders' equity                        120,330      124,851
                                                                   ---------    ---------


                   Total liabilities and shareholders' equity      $ 705,793    $ 706,255
                                                                   =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.





                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                                             PREDECESSOR
                                                                                                                PERIOD
                                                                                                           ---------------

                                        THREE MONTHS ENDED                             SIX MONTHS ENDED
                                ----------------------------------- ------------------------------------------------------

                                April 1, 2006 -    April 1, 2005 -  January 1, 2006 -  February 1, 2005 - January 1, 2005 -
                                June 30, 2006      June 30, 2005      June 30, 2006      June 30, 2005    January 31, 2005
                                -------------      -------------      -------------      -------------    ----------------

Net sales                         $ 112,109          $ 108,904          $ 204,234          $ 179,821          $  18,206

Cost of goods sold                   57,729             64,495            106,257            103,225              9,718
                                  ---------          ---------          ---------          ---------          ---------

Gross profit                         54,380             44,409             97,977             76,596              8,488

Selling and
  administrative expenses            47,944             44,258             89,893             73,163             11,475
Severance expenses (note 9)             328               --                  474               --                 --
Merger expenses (note 1)               --                  724               --                4,651             18,974
                                  ---------          ---------          ---------          ---------          ---------

Operating income (loss)               6,108               (573)             7,610             (1,218)           (21,961)

Other income (expense):
    Gain on sale of
      land and building                  41               --                   41               --                 --
    Interest expense, net            (9,431)            (6,882)           (18,274)           (11,732)              (264)
    Other income (expense), net         283                (93)               292                 77               (232)
                                  ---------          ---------          ---------          ---------          ---------

Loss before income taxes             (2,999)            (7,548)           (10,331)           (12,873)           (22,457)
Provision for (benefit
  from) income taxes                 (1,154)             2,566             (3,977)               463            (24,434)
                                  ---------          ---------          ---------          ---------          ---------
Net earnings (loss)               $  (1,845)         $ (10,114)         $  (6,354)         $ (13,336)         $   1,977
                                  =========          =========          =========          =========          =========









               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                                                                          PREDECESSOR
                                                                                                            PERIOD
                                                                                                      -----------------

                                                                January 1, 2006 -  February 1, 2005 - January 1, 2005 -
                                                                  June 30, 2006      June 30, 2005    January 31, 2005
                                                                  -------------      -------------    ----------------

Cash flows provided by (used in) operating activities:
Net earnings (loss)                                               $  (6,354)         $ (13,336)         $   1,977
Adjustments to reconcile net earnings
  (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                         7,607              5,357                748
Amortization of display fixtures                                      4,490              3,702                764
Amortization of inventory fair value adjustment                        --                5,579               --
Amortization of deferred financing fees and
      original issue discount                                         1,362                940                 20
Non-cash stock compensation                                             756               --                 --
Deferred income taxes                                                (3,977)              (837)           (13,030)
Provision for excess and slow moving inventory                        2,988              2,963                 17
Provision for doubtful accounts                                         120                100                 26
Tax benefit on stock options exercised                                 --                 --                   57
Gain on sale of assets                                                  (80)              --                 --
Other non-cash operating items                                         (280)               (98)               219

Changes in operating assets and liabilities:
    Accounts receivable                                              (8,245)           (17,797)             5,973
    Inventories                                                       5,895              1,379             (6,080)
    Prepaid expenses and other current assets                         1,462               (298)              (379)
    Other assets                                                     (4,700)            (5,049)            (1,686)
    Accounts payable                                                 (5,769)            (2,996)               405
    Accrued liabilities                                               4,057            (13,398)            21,720
    Deferred liability                                                  501               --                1,367
    Pension liability (net)                                             235                885               (330)
    Income taxes receivable / payable                                    80               (393)           (11,598)
    Deferred income taxes                                            (1,440)              --                 --
                                                                  ---------          ---------          ---------

          Net cash provided by (used in)
            operating activities                                     (1,292)           (33,297)               190
                                                                  ---------          ---------          ---------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of assets                                    562               --                 --
    Property, plant and equipment additions                          (3,351)            (2,929)              (797)
    Purchase of Del Laboratories, Inc.                                 --             (377,233)              --
                                                                  ---------          ---------          ---------

         Net cash used in investing activities                       (2,789)          (380,162)              (797)
                                                                  ---------          ---------          ---------

Cash flows provided by (used in) financing activities:
    Principal borrowings (payments) under
      revolving credit agreements, net                                5,000              5,000               (800)
    Principal payments under mortgages                                  (29)               (27)               (23)
    Principal repayments under term loan                               --               (1,000)              --
    Repayment of existing debt in connection with merger               --              (69,316)              --
    Issuance of senior subordinated notes                              --              173,845               --
    Issuance of term loan                                              --              200,000               --
    Payment of deferred financing and other merger related fees        --              (29,305)              --
    Payment of deferred financing fees                                 (452)              --                 --
    Contributed capital                                                  40            138,200               --
    Payment of capital lease obligations                                (63)               (59)              --
    Proceeds from the exercise of stock options                        --                 --                   12
    Acquisition of treasury stock                                      --                 --                  (57)
                                                                  ---------          ---------          ---------

          Net cash provided by (used in) financing activities         4,496            417,338               (868)
                                                                  ---------          ---------          ---------

Effect of exchange rate changes on cash                                 115                (27)               (21)
                                                                  ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents                    530              3,852             (1,496)

Cash and cash equivalents at beginning of period                      2,602              2,377              3,873
                                                                  ---------          ---------          ---------

Cash and cash equivalents at end of period                        $   3,132          $   6,229          $   2,377
                                                                  =========          =========          =========

Supplemental disclosures:
Cash paid for:
    Interest                                                      $  16,543          $   4,212          $     140
    Income taxes                                                  $   1,416          $   1,650          $     136

Non-cash transactions:
    Shares tendered by optionees to exercise stock options        $    --            $    --            $     269
    Shares exchanged by optionees                                 $    --            $   4,500          $    --


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



1. ORGANIZATION AND OTHER MATTERS

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

In anticipation of the Merger, Sub issued in a private placement offering $175,000 of 8% Senior Subordinated Notes due 2012. Such notes and all related obligations were assumed by Del upon the consummation of the Merger. The notes are guaranteed by certain of the existing domestic subsidiaries of Del. A registration statement under the Securities Act of 1933, as amended, registering the exchange offer for these notes became effective on May 13, 2005. On June 22, 2005, Del completed the exchange offer of the privately placed notes for SEC registered notes.

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

Property, plant and equipment at an original fair value of $49,862 represented an increase of $3,122 over the acquired book value. Of the increase, $4,402 was applicable to land and buildings and $1,280 represented a decrease to machinery and equipment. During the first quarter of 2006, the Company recorded an increase to goodwill and a decrease to land and buildings of $500 to adjust the fair value of the assets based upon receipt of the final valuation of the property.

Intangible assets of $264,100 include $159,100 related to trade names of the Company's various product lines and $105,000 related to customer relationships. In addition, a deferred tax liability of $99,096, which is due principally to the recognition of the intangible asset of $264,100, was recorded with a corresponding increase to goodwill. These fair values are based on assistance received from a valuation specialist. The valuations are based on information that was available as of the acquisition date and expectations and assumptions that have been deemed reasonable by management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual results may vary from the projected results. The trade names are an indefinite-lived intangible asset which is not subject to amortization, but does require impairment evaluation during each annual reporting period to determine whether events and circumstances continue to support an indefinite useful life. The customer relationships are being amortized over a 20 year life.

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

Merger expenses for the Successor Period, February 1, 2005 to June 30, 2005 of $4,651 are primarily related to $3,769 for change of control payments and $882 for other merger related expenses incurred in connection with the Merger.

Selected pro forma information for the six months ended June 30, 2005, as if the acquisition occurred on January 1, 2005, is as follows:

                                                               Unaudited
                                                           -------------------
                                                                  Six
                                                              Months Ended
                                                             June 30, 2005
                                                           -------------------

                 Net sales                                      $198,027
                 Loss before income taxes                        (38,478)
                 Net loss                                        (13,264)


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

3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements. The Company adopted SFAS 123(R) using the modified prospective transition method. Accordingly, the Company applied the provisions of SFAS No. 123(R) to all awards granted subsequent to December 31, 2005 and will apply the provisions to awards previously granted to the extent that these awards are subsequently modified, repurchased or cancelled.

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


                                            Three Months
                                              Ended                     Six Months Ended
                                          -----------------  -------------------------------------
                                                                                      PREDECESSOR
                                                                                        PERIOD
                                                                                        ------

                                            APRIL 1, 2005 -  FEBRUARY 1, 2005 -    JANUARY 1, 2005 -
                                            JUNE 30, 2005    JANUARY 31, 2005       JUNE 30, 2005

Net earnings (loss), as reported               $(10,114)         $(13,336)           $  1,977
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards
   net of related tax effects                      --                --                  (125)
                                               --------          --------            --------
Pro forma net earnings (loss)                  $(10,114)         $(13,336)           $  1,852
                                               ========          ========            ========



As a result of the acquisition and pursuant to the terms of the 1994 Stock Plan, all outstanding unvested options of the Predecessor Company became fully-vested and exercisable. As of the acquisition date, there were 2,152 options outstanding, of which 1,727 were fully vested and 425 unvested. The Predecessor Company acquired all of the outstanding options at $35 per share, less the exercise price of the stock option. The Successor Company did not issue any stock options during the Successor Period February 1, 2005 to June 30, 2005. There were no options exercised during the period February 1, 2005 to June 30, 2005. The total intrinsic value of options exercised during January 2005 was $145.

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


Under the Incentive Plan, 234,508 options are reserved for issuance which represents approximately 5.52% of the outstanding shares of Holding common stock as of the effective date of the Merger. Under the Incentive Plan, 33% of the granted options are Service Options, and 67% are Exit Options. The Company granted 37,083 Service Options and 74,167 Exit Options on March 1, 2006 and 3,834 Service Options and 7,666 Exit Options on April 3, 2006.

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

A summary of option activity under the Incentive Plan as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:


                                                                   WEIGHTED-
                                                 WEIGHTED-          AVERAGE
                                                  AVERAGE          REMAINING          AGGREGATE
                                                 EXERCISE         CONTRACTUAL         INTRINSIC
SERVICE OPTIONS                   SHARES          PRICE              TERM             VALUE (1)
---------------                   ------          -----              ----             ---------

Outstanding at January 1, 2006      --           $     --                              $   --
     Granted                      40,917             35.00                                 --
     Exercised                      --                 --                                  --
     Forfeited                      (250)            35.00                                 --
                                 -------

Outstanding at June 30, 2006      40,667         $   35.00          9.7 years          $   --
                                 =======         =========          =========          ========

Exercisable at June 30, 2006      11,472         $   35.00          9.7 years          $   --
                                 =======         =========          =========          ========




                                                                   WEIGHTED-
                                                 WEIGHTED-          AVERAGE
                                                  AVERAGE          REMAINING          AGGREGATE
                                                 EXERCISE         CONTRACTUAL         INTRINSIC
EXIT OPTIONS                      SHARES          PRICE              TERM             VALUE (1)
---------------                   ------          -----              ----             ---------

Outstanding at January 1, 2006      --           $    --                               $   --
      Granted                     81,833             35.00                                 --
     Exercised                      --                --                                   --
     Forfeited                      (500)            35.00                                 --
                                 -------
Outstanding at June 30, 2006      81,333         $   35.00          9.7 years          $   --
                                 =======         =========          =========          ========

Exercisable at June 30, 2006        --           $   --                                $   --
                                 =======        ==========                             ========



(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant-date fair value of Service Options and Exit Options granted during the three months ended June 30, 2006 was $13.06 and $9.22, respectively. The weighted-average grant-date fair value of Service Options and Exit Options granted during the six months ended June 30, 2006 was $13.16 and 9.61, respectively.

The Company recorded compensation expense of $53 and $221 ($33 and $136 after tax) relating to the Service Options for the three and six months ended June 30, 2006, respectively. The Company has not recorded compensation expense relating to the Exit Options as the Company has determined it is not probable that the performance conditions contained in the Exit Options will be achieved. Compensation expense relating to the fair value of the Exit Options will be measured and recorded upon the occurrence of a change in control. As of June 30, 2006, the total unrecognized compensation cost related to the non-vested Service Options was $307 and the related weighted-average period over which this cost is expected to be recognized is approximately 1.8 years.

The fair value of each Service Option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in the calculations for the three months ended June 30, 2006: dividend yield 0%; expected life of 3.8 years; risk-free interest rate 4.90%; and expected volatility of 45%. The weighted average assumptions used in the calculations for the six months ended June 30, 2006 were: dividend yield 0%; expected life of 3.9 years; risk-free interest rate 4.73%; and expected volatility of 45%. Because the Company's common stock is not publicly traded, the expected volatility used was determined based on an examination of the historical volatility of the stock price of the Predecessor Company; the historical and implied volatility of the stock prices of selected comparable companies and the nature of those companies; and other relevant factors.

The fair value of each Exit Option granted was estimated on the date of grant using a lattice-based valuation model with the following weighted average assumptions in the calculations for the three months ended June 30, 2006: dividend yield 0%; expected life of 3.8 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rate of 1.5%; risk-free interest rate 4.90%; and expected volatility of 45%. The weighted average assumptions used in the calculations for the six months ended June 30, 2006 were: dividend yield 0%; expected life of 3.9 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rate of 1.5%; risk-free interest rate 4.73%; and expected volatility of 45%.

OVERRIDE UNITS

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

A summary of the Override Units granted by the Company as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:



                                                                      GRANT-DATE
                       OPERATING UNITS                      SHARES    FAIR VALUE
                       ---------------                      ------    ----------

Operating Units subject to forfeiture at January 1, 2006     70,896    $   14.53
     Granted                                                 27,266        13.99
     Exempt from forfeiture                                 (34,994)       14.49
     Forfeited                                                 --        --
                                                            -------
Operating Units subject to forfeiture at June 30, 2006       63,168    $   14.30
                                                            =======    =========

                                                                      GRANT-DATE
                          VALUE UNITS                        SHARES   FAIR VALUE
                          -----------                        ------   ----------

Value Units subject to forfeiture at January 1, 2006        130,882    $   14.53
     Granted                                                 65,441        10.18
     Exempt from forfeiture                                    --        --
     Forfeited                                                 --        --
                                                            -------
Value Units subject to forfeiture at June 30, 2006          196,323    $   13.08
                                                            =======    =========


Total compensation expense recorded in connection with the Operating Units was $359 and $535 ($221 and $329 after tax) for the three and six months ended June 30, 2006, respectively. The Company has not recorded compensation expense relating to the Value Units as the Company has determined it is not probable that the performance conditions contained in the value units will be achieved. Compensation expense relating to the fair value of the Value Units will be measured and recorded upon the occurrence of a change in control. As of June 30, 2006, the total unrecognized compensation cost related to Operating Units subject to forfeiture was $864 and the related weighted-average period over which this cost is expected to be recognized is approximately 2.0 years.

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




4. INVENTORIES

Inventories are valued at the lower of cost (principally first-in / first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. The Company has a reserve of $19,027 and $17,411 at June 30, 2006 and December 31, 2005, respectively, to reflect the estimated amounts for obsolescence and scrap. The components of inventories
(net) were as follows:


                                                     June 30,  December 31,
                                                      2006        2005
                                                    --------    --------

      Raw materials                                 $ 35,103    $ 42,979
      Work in process                                  4,901       4,529
      Finished goods                                  73,985      74,789
                                                    --------    --------

                                                    $113,989    $122,297
                                                    ========    ========


In accordance with Statement of Financial Accounting Standards No. 151, "Inventory Costs", ("SFAS No. 151"), the Company charged $2,546 to cost of goods sold during the six months ended June 30, 2006 relating to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility (Note 9).

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

The components of intangibles arising from acquisitions were as follows:


                                                 JUNE 30, 2006
                                                 -------------
                                   GROSS
                                 CARRYING         ACCUMULATED          NET BOOK
                                  VALUE           AMORTIZATION           VALUE
                                  -----           ------------           -----

Trade names                      $159,100         $       --           $159,100
Customer relationships            105,000                7,438           97,562
                                 --------         ------------         --------

                                 $264,100         $      7,438         $256,662
                                 ========         ============         ========

                                                 DECEMBER 31, 2005
                                                 -----------------
                                  GROSS
                                CARRYING           ACCUMULATED          NET BOOK
                                  VALUE           AMORTIZATION           VALUE
                                  -----           ------------           -----

Trade names                      $159,100         $       --           $159,100
Customer relationships            105,000                4,813          100,187
                                 --------         ------------         --------

                                 $264,100         $      4,813         $259,287
                                 ========         ============         ========


Amortization expense was $1,313 for the three months ended June 30, 2006 and 2005, and amounted to $2,625, $2,187 and $44 for the six months ended June 30, 2006, for the 2005 Successor Period and for the 2005 Predecessor Period, respectively. The estimated amortization expense for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $5,250 in each of the five years.


6. INCOME TAXES

The Company recorded an income tax benefit and a corresponding increase in its deferred tax assets during the six months ended June 30, 2006 of $3,977 based on the Company's expected effective tax rate of 38.5% for the year ending December 31, 2006.

Income taxes for the Successor Period February 1, 2005 to June 30, 2005 of $463 was based on the Company's expected effective tax rate of (3.6)% for the period February 1, 2005 to December 31, 2005. The expected effective tax rate of (3.6)% was principally the result of taxable income of foreign subsidiaries, which is taxed at higher rates than the U.S., offset by a taxable loss in the U.S. primarily due to the amortization of the inventory step-up and other merger expenses.

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

Deferred tax assets and liabilities are primarily due to amounts recorded in connection with the Merger. A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. There was no valuation allowance as of June 30, 2006 and December 31, 2005 as the Company believes it is more likely than not that the deferred tax assets will be realized.

7. LONG - TERM DEBT

Long - term debt consisted of the following:


                                                        June 30,   December 31,
                                                          2006        2005
                                                        --------   ------------

    8% senior subordinated notes, net of unamortized
       discount of $968 in 2006 and $1,034 in 2005      $174,032      $173,966
    Senior secured floating rate notes                   185,000       185,000
    Borrowings under revolving credit agreement           27,000        22,000
    Mortgages on land and buildings                        1,277         1,254
    Obligations under capital leases                         143           206
                                                        --------      --------
                                                         387,452       382,426
    Less current portion                                     193           185
                                                        --------      --------
                                                        $387,259      $382,241
                                                        ========      ========

The $85,000 asset-based revolving credit facility ("the ABL Credit Facility") requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100,000, expires on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income (loss). As of June 30, 2006, the Company recorded an asset of $615 in the accompanying consolidated balance sheet and recorded after-tax net gains of $209 and $378 in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2006, respectively. No hedge ineffectiveness was recorded during the three and six months ended June 30, 2006.

On June 5, 2006, the Company issued a $500 irrevocable and unconditional letter of credit for the benefit of the Company's insurance carrier as security for the general liability, workers compensation and automobile liability policies. Such letter of credit was subsequently increased to $750 on July 3, 2006.

On July 14, 2006, a registration statement filed pursuant to the Securities Act of 1933, as amended, registering the exchange offer for the $185,000 senior secured floating rate notes became effective and the Company commenced the exchange offer of the privately placed notes for SEC registered notes.


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


COMPONENTS OF NET PERIOD BENEFIT COST

The components of net periodic benefit costs of the Company's domestic plans are set forth in the following tables:



                          APRIL 1, 2006 - JUNE 30, 2006
                          -----------------------------

                                             DEL NON-    DEL LACROSS
                                            UNION PLAN      PLAN           SERP
                                             -------       -------       -------
Service cost                                 $ 1,016       $  --         $     3
Interest cost                                    715            15           103
Expected return on plan assets                  (718)          (16)         --
Recognized net loss                             --            --              32
                                             -------       -------       -------


Net periodic cost                            $ 1,013       $    (1)      $   138
                                             =======       =======       =======


                          APRIL 1, 2005 - JUNE 30, 2005
                          -----------------------------

                                             DEL NON-    DEL LACROSS
                                            UNION PLAN      PLAN           SERP
                                             -------       -------       -------

Service cost                                 $   928       $  --         $     8
Interest cost                                    654            18           108
Expected return on plan assets                  (621)          (17)         --
Recognized net loss                                3          --            --
                                             -------       -------       -------


Net periodic cost                            $   964       $     1       $   116
                                             =======       =======       =======



                          JANUARY 1, 2006 - JUNE 30, 2006
                          -------------------------------

                                             DEL NON-    DEL LACROSS
                                            UNION PLAN      PLAN           SERP
                                             -------       -------       -------
Service cost                                 $ 2,032       $  --         $     6
Interest cost                                  1,431            32           206
Expected return on plan assets                (1,436)          (32)         --
Recognized net loss                             --            --              64
                                             -------       -------       -------


Net periodic cost                            $ 2,027       $  --         $   276
                                             =======       =======       =======

                          FEBRUARY 1, 2005 - JUNE 30, 2005
                          --------------------------------

                                             DEL NON-    DEL LACROSS
                                            UNION PLAN      PLAN           SERP
                                             -------       -------       -------
Service cost                                 $ 1,528       $  --         $    13
Interest cost                                  1,082            30            80
Expected return on plan assets                (1,038)          (28)         --
Recognized net loss                                3          --            --
                                             -------       -------       -------

Net periodic cost                            $ 1,575       $     2       $   193
                                             =======       =======       =======



                               PREDECESSOR PERIOD
                       JANUARY 1, 2005 - JANUARY 31, 2005
                       ----------------------------------

                                             DEL NON-    DEL LACROSS
                                            UNION PLAN      PLAN           SERP
                                             -------       -------       -------

Service cost                                 $   300       $  --         $     3
Interest cost                                    214             6            36
Expected return on plan assets                  (207)           (6)         --
Recognized prior service cost                      4          --              12
Recognized net loss                               77             2             7
                                             -------       -------       -------

Net periodic cost                            $   388       $     2       $    58
                                             =======       =======       =======

9. RESTRUCTURING AND SEVERANCE

On August 15, 2005, Mr. William McMenemy resigned as President and Chief Executive Officer effective August 19, 2005 but remained on the Board of Directors of the Company. Also in August 2005, the Company announced a workforce reduction program implemented in September 2005 to streamline the Company's organization and reduce costs. As of December 31, 2005, 55 positions, including long-term consultants, were eliminated. Pursuant to Mr. McMenemy's severance agreement and the Company's formal severance policy, a charge of $2,003 for severance costs and related benefits was recorded during the third and fourth quarters of 2005, of which $1,290 was paid as of June 30, 2006. The balance will be paid over 8 months. During the second quarter of 2006, additional severance costs and related benefits of $319 were recorded, of which $195 was paid as of June 30, 2006. The balance will be paid over 5 months.

On January 13, 2006, the Company announced that it plans to cease the manufacturing activities at its facility in Little Falls, New York. The Company intends to transfer a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and to outsource the remainder. In addition, the Company plans to close several of its short-term leased warehouse facilities in upstate New York and convert the Little Falls facility to a warehouse to store a portion of the Company's inventory. Pursuant to the Company's formal severance policy, a charge of $1,243 for severance costs and related benefits for approximately 299 employees was recorded in December 2005 in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Additional severance benefits earned for future services by employees being terminated will be recognized as a charge in the consolidated financial statements as such severance benefits are earned. During the first and second quarters of 2006, charges of $102 and $96, respectively, were recorded for such earned benefits, in addition to adjustments of $44 and $(87), respectively, to the initial accrual. Also during the first and second quarters of 2006, the Company recorded charges to cost of goods sold of $107 and $285, respectively, related to moving costs for relocated inventory, break down, moving and start-up costs associated with equipment transfers and other related charges. As of June 30, 2006, $47 of severance benefits has been paid and 31 employees have been terminated. During the remainder of 2006, the Company estimates that it will incur an additional $533 costs in connection with the relocation of inventory and equipment and approximately $217 for additional severance and relocation costs. Such additional costs will be charged to the Cosmetic segment. Cash payments relating to severance costs and related benefits of approximately $1,448 are expected to be made through the end of the second quarter of 2007. As a result of the closing, it is anticipated that there will be a partial curtailment of the pension plan, which is expected to reduce pension liabilities by approximately $1,000 to $1,500, with a pre-tax benefit impacting the full year 2006 results by approximately $300 to $600.

A summary of the activity in the accrual for the Little Falls restructuring is as follows:



                Balance at December 31, 2005              $1,243
                            Provision                        198
                            Payments                         (47)
                            Adjustments                      (43)
                                                          ------
                Balance at June 30, 2006                  $1,351
                                                          ======

10.  COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) were as follows:


                                            Three Months Ended                       Six Months Ended
                                       ------------------------------  ---------------------------------------------
                                                                                                     PREDECESSOR
                                                                                                        PERIOD
                                                                                                        ------

                                        APR. 1, 2006 - APR. 1, 2005 - JAN. 1, 2006 - FEB. 1, 2005 - JAN. 1, 2005 -
                                         JUNE 30,2006   JUNE 30,2005  JUNE 30, 2006  JUNE 30, 2005   JAN. 31, 2005
                                         ------------   ------------  -------------  -------------   -------------

Net earnings (loss)                        $ (1,845)      $(10,114)      $ (6,354)      $(13,336)      $  1,977
Other comprehensive income (loss)
   Foreign currency translation
     gain / (loss)                              731           (125)           659            137           (346)
   Change in fair value of interest rate
     Collar, net of taxes                       209           --              378           --             --
                                           --------       --------       --------       --------       --------
Total comprehensive income (loss)          $   (905)      $(10,239)      $ (5,317)      $(13,199)      $  1,631
                                           ========       ========       ========       ========       ========

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


                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                   --------------------------------    ----------------------------------------------
                                                                                                          PREDECESSOR
                                                                                                            PERIOD
                                                                                                            ------

                                   APR. 1, 2006-      APR. 1, 2005-    JAN. 1, 2006-    FEB. 1, 2005 -   JAN. 1, 2005 -
                                   JUNE 30, 2006      JUNE 30, 2005    JUNE 30, 2006     JUNE 30, 2005   JAN. 31, 2005
                                   -------------      -------------    -------------     -------------   -------------

Net sales:
   Cosmetic                            $  89,423        $  86,930        $ 162,026        $ 142,317        $  14,756
   Pharmaceutical                         22,686           21,974           42,208           37,504            3,450
                                       ---------        ---------        ---------        ---------        ---------
   Consolidated                        $ 112,109        $ 108,904        $ 204,234        $ 179,821        $  18,206
                                       =========        =========        =========        =========        =========

Operating income (loss):
   Cosmetic                            $   2,158        $  (4,053)       $   1,802        $  (6,865)       $ (17,714)
   Pharmaceutical                          3,950            3,480            5,808            5,647           (4,247)
                                       ---------        ---------        ---------        ---------        ---------
      Consolidated                         6,108             (573)           7,610           (1,218)         (21,961)



Other income (expense):
   Gain on sale of building and land          41             --                 41             --               --
   Interest expense, net                  (9,431)          (6,882)        (18,274)        (11,732)           (264)
   Other income (expense), net               283              (93)            292              77            (232)
                                       ---------        ---------        ---------       ---------       ---------
 Loss before income taxes              $  (2,999)       $  (7,548)       $ (10,331)      $ (12,873)      $ (22,457)
                                       =========        =========        =========       =========       =========

Depreciation and amortization:
   Cosmetic                            $   3,163        $   2,461        $   6,028        $   4,140        $     707
   Pharmaceutical                            793              744            1,579            1,217               41
                                       ---------        ---------        ---------        ---------        ---------
   Consolidated                        $   3,956        $   3,205        $   7,607        $   5,357        $     748
                                       =========        =========        =========        =========        =========


Amortization of display fixtures:
   Cosmetic                            $   2,229        $   2,213        $   4,490        $   3,702        $     764
   Pharmaceutical                           --               --              --               --                --
                                       ---------        ---------        ---------        ---------        ---------
  Consolidated                         $   2,229        $   2,213        $   4,490        $   3,702        $     764
                                       =========        =========        =========        =========        =========




Operating income for the three and six months June 30, 2006 includes severance expense of $328 and $474, respectively, which was all charged to the Cosmetic segment.



12. SALE OF PROPERTY

In June 2006, the Company sold land and a building located in Newark, New Jersey to an unrelated third party for net proceeds of $493 and incurred additional closing costs of $2. The land and building had a net book value at June 30, 2006 of $450, resulting in a gain on the sale of $41.

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


                           CONSOLIDATING BALANCE SHEET
                                 June 30, 2006


                                                                             Guarantor    Non-Guarantor
                                                                   Issuer   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                   ------   ------------  ------------  ------------  ------------
         ASSETS

Current assets:
         Cash and cash equivalents                               $   1,768    $    (124)   $   1,488    $    --      $   3,132
         Accounts receivable                                        59,987       14,906        5,742         --         80,635
         Inventories                                                88,196       10,524       15,269         --        113,989
         Income taxes receivable                                    19,612      (21,533)       2,260         --            339
         Deferred income taxes                                      10,967          186         --           --         11,153
         Prepaid expenses and other current assets                   2,945          291          253         --          3,489
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total current assets                           183,475        4,250       25,012         --        212,737

Property, plant and equipment, net                                  40,669        1,923        4,057         --         46,649
Intercompany                                                        68,046      (51,339)     (16,707)        --           --
Intangibles arising from acquisitions, net                         169,548       87,114         --           --        256,662
Goodwill                                                           127,987         --           --           --        127,987
Other assets                                                        28,766            1        1,335         --         30,102
Note receivable                                                      6,430         --           --         (6,430)        --
Deferred income taxes                                               66,647      (34,991)        --           --         31,656
                                                                 ---------    ---------    ---------    ---------    ---------
                   Total assets                                  $ 691,568    $   6,958    $  13,697    $  (6,430)   $ 705,793
                                                                 =========    =========    =========    =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                       $     133    $    --      $      60    $    --      $     193
         Accounts payable                                           23,525        3,079        2,838         --         29,442
         Accrued liabilities                                        33,039        4,192        2,455         --         39,686
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total current liabilities                       56,697        7,271        5,353         --         69,321

Long-term debt, less current portion                               386,043         --          1,216         --        387,259
Long-term pension liability, less current portion                   20,225         --           --           --         20,225
Deferred liability                                                   1,564         --           --           --          1,564
Deferred income taxes                                              106,207          872           15         --        107,094
Note payable                                                          --           --          6,430       (6,430)        --
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total liabilities                              570,736        8,143       13,014       (6,430)     585,463
                                                                 ---------    ---------    ---------    ---------    ---------

Shareholders' equity:
         Common stock $.01 par value, authorized
            1,000 shares; issued 1,000 shares                         --           --           --           --           --
         Additional paid-in capital                                145,931         --              5         --        145,936
         Accumulated other comprehensive income                        130         --          1,360         --          1,490
         Retained deficit                                          (25,229)      (1,185)        (682)        --        (27,096)
                                                                 ---------    ---------    ---------    ---------    ---------

                    Total shareholders' equity (deficit)           120,832       (1,185)         683         --        120,330
                                                                 ---------    ---------    ---------    ---------    ---------


                    Total liabilities and shareholders' equity   $ 691,568    $   6,958    $  13,697    $  (6,430)   $ 705,793
                                                                 =========    =========    =========    =========    =========




                    CONSOLIDATING BALANCE SHEET
                         December 31, 2005


                                                                             Guarantor   Non-Guarantor
                                                                  Issuer    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                  ------    ------------  ------------  ------------  ------------
         ASSETS

Current assets:
         Cash and cash equivalents                               $   1,862    $    (434)   $   1,174    $    --      $   2,602
         Accounts receivable, net                                   52,828       14,432        5,051         --         72,311
         Inventories                                                96,609       10,878       14,810         --        122,297
         Income taxes receivable                                    19,595      (20,514)       1,281         --            362
         Deferred income taxes                                      10,967          186         --           --         11,153
         Prepaid expenses and other current assets                   4,195          547          205         --          4,947
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total current assets                           186,056        5,095       22,521         --        213,672

Property, plant and equipment, net                                  43,214        2,214        4,065         --         49,493
Intercompany                                                        72,199      (56,263)     (15,936)        --           --
Intangibles arising from acquisitions, net                         170,978       88,309         --           --        259,287
Goodwill                                                           125,983         --           --           --        125,983
Other assets                                                        28,880         --          1,196         --         30,076
Note receivable                                                      6,430         --           --         (6,430)        --
Deferred income taxes                                               62,735      (34,991)        --           --         27,744
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total assets                                 $ 696,475    $   4,364    $  11,846    $  (6,430)   $ 706,255
                                                                 =========    =========    =========    =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                       $     129    $    --      $      56    $    --      $     185
         Accounts payable                                           29,870        3,324        1,944         --         35,138
         Accrued liabilities                                        30,146        3,607        1,721         --         35,474
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total current liabilities                       60,145        6,931        3,721         --         70,797

Long-term debt, less current portion                               381,044         --          1,197         --        382,241
Long-term pension liability, less current portion                   20,447         --           --           --         20,447
Deferred liability                                                   1,062         --           --           --          1,062
Deferred income taxes                                              105,971          872           14         --        106,857
Note payable                                                          --           --          6,430       (6,430)        --
                                                                 ---------    ---------    ---------    ---------    ---------
                    Total liabilities                              568,669        7,803       11,362       (6,430)     581,404
                                                                 ---------    ---------    ---------    ---------    ---------

Shareholders' equity:
         Common stock $.01 par value, authorized
            1,000 shares; issued 1,000 shares                         --           --           --           --           --
         Additional paid-in capital                                145,135         --              5         --        145,140
         Accumulated other comprehensive income (loss)                (248)        --            701         --            453
         Retained deficit                                          (17,081)      (3,439)        (222)        --        (20,742)
                                                                 ---------    ---------    ---------    ---------    ---------

                    Total shareholders' equity (deficit)           127,806       (3,439)         484         --        124,851
                                                                 ---------    ---------    ---------    ---------    ---------


                    Total liabilities and shareholders' equity   $ 696,475    $   4,364    $  11,846    $  (6,430)   $ 706,255
                                                                 =========    =========    =========    =========    =========



                      CONSOLIDATING STATEMENT OF OPERATIONS
                          April 1, 2006 - June 30, 2006


                                                            Guarantor    Non-Guarantor
                                              Issuer      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                              ------      ------------    ------------    ------------   ------------

Net sales                                   $  81,243       $  21,296      $   9,570          $ --        $ 112,109

Cost of goods sold                             45,591           6,064          6,074            --           57,729
                                            ---------       ---------      ---------          ------      ---------

Gross profit                                   35,652          15,232          3,496            --           54,380

Selling and administrative expenses            32,775          10,444          4,725            --           47,944
Severance expenses                                328            --             --              --              328
                                            ---------       ---------      ---------          ------      ---------

     Operating income (loss)                    2,549           4,788         (1,229)           --            6,108

Other income (expense):
     Gain on sale of land and building             41            --             --              --               41
     Interest expense, net                     (9,363)           --              (68)           --           (9,431)
     Other income (expense), net                  (34)              9            308            --              283
                                            ---------       ---------      ---------          ------      ---------


Earnings (loss) before income taxes            (6,807)          4,797           (989)           --           (2,999)
Provision for (benefit from) income taxes      (2,844)          1,972           (282)           --           (1,154)
                                            ---------       ---------      ---------          ------      ---------
     Net earnings (loss)                    $  (3,963)      $   2,825      $    (707)         $ --        $  (1,845)
                                            =========       =========      =========          ======      =========


                      CONSOLIDATING STATEMENT OF OPERATIONS
                          April 1, 2005 - June 30, 2005


                                                           Guarantor      Non-Guarantor
                                              Issuer      Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                              ------      ------------     ------------   ------------   ------------

Net sales                                   $  78,979       $  20,852       $   9,073          $--         $ 108,904

Cost of goods sold                             52,041           7,449           5,005           --            64,495
                                            ---------       ---------       ---------      ---------       ---------

Gross profit                                   26,938          13,403           4,068           --            44,409

Selling and administrative expenses            25,607          14,181           4,470           --            44,258
Merger expenses                                   724            --              --             --               724
                                            ---------       ---------       ---------      ---------       ---------

     Operating income (loss)                      607            (778)           (402)          --              (573)

Other income (expense):
     Interest expense, net                     (6,808)           --               (74)          --            (6,882)
     Other income (expense), net                   (9)           --               (84)          --               (93)
                                            ---------       ---------       ---------      ---------       ---------


Loss before income taxes                       (6,210)           (778)           (560)          --            (7,548)
Provision for (benefit from) income taxes       2,826            (459)            199           --             2,566
                                            ---------       ---------       ---------      ---------       ---------

     Net loss                               $  (9,036)      $    (319)      $    (759)         $--         $ (10,114)
                                            =========       =========       =========      =========       =========


                      CONSOLIDATING STATEMENT OF OPERATIONS
                         January 1, 2006 - June 30, 2006


                                                           Guarantor      Non-Guarantor
                                              Issuer      Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                              ------      ------------    ------------   ------------  ------------

Net sales                                   $ 145,490       $  39,709      $  19,035       $ --        $ 204,234

Cost of goods sold                             83,767          11,997         10,493         --          106,257
                                            ---------       ---------      ---------       ------      ---------

Gross profit                                   61,723          27,712          8,542         --           97,977

Selling and administrative expenses            55,412          25,139          9,342         --           89,893
Severance expenses                                474            --             --           --              474
                                            ---------       ---------      ---------       ------      ---------

     Operating income (loss)                    5,837           2,573           (800)        --            7,610

Other income (expense):
     Gain on sale of land and building             41            --             --           --               41
     Interest expense, net                    (18,140)           --             (134)        --          (18,274)
     Other income (expense), net                   (6)              7            291         --              292
                                            ---------       ---------      ---------       ------      ---------


Earnings (loss) before income taxes           (12,268)          2,580           (643)        --          (10,331)
Provision for (benefit from) income taxes      (5,005)          1,211           (183)        --           (3,977)
                                            ---------       ---------      ---------       ------      ---------

     Net earnings (loss)                    $  (7,263)      $   1,369      $    (460)      $ --        $  (6,354)
                                            =========       =========      =========       ======      =========







                      CONSOLIDATING STATEMENT OF OPERATIONS
                        February 1, 2005 - June 30, 2005



                                                            Guarantor      Non-Guarantor
                                              Issuer      Subsidiaries      Subsidiaries   Eliminations   Consolidated
                                              ------      ------------      ------------   ------------   ------------

Net sales                                   $ 128,212       $  35,602       $  16,007          $--         $ 179,821

Cost of goods sold                             82,739          11,917           8,569           --           103,225
                                            ---------       ---------       ---------      ---------       ---------

Gross profit                                   45,473          23,685           7,438           --            76,596

Selling and administrative expenses            42,655          23,029           7,479           --            73,163
Merger expenses                                 3,950             701            --             --             4,651
                                            ---------       ---------       ---------      ---------       ---------

     Operating loss                            (1,132)            (45)            (41)          --            (1,218)

Other income (expense):
     Interest expense, net                    (11,610)           --              (122)          --           (11,732)
     Other income (expense), net                   (1)             (2)             80           --                77
                                            ---------       ---------       ---------      ---------       ---------


Loss before income taxes                      (12,743)            (47)            (83)          --           (12,873)
Provision for (benefit from) income taxes         232             (13)            244           --               463
                                            ---------       ---------       ---------      ---------       ---------

     Net loss                               $ (12,975)      $     (34)      $    (327)         $--         $ (13,336)
                                            =========       =========       =========      =========       =========




                      CONSOLIDATING STATEMENT OF OPERATIONS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005


                                                    Guarantor      Non-Guarantor
                                       Issuer      Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                       ------      ------------    ------------   ------------  ------------

Net sales                             $ 13,389       $  3,129       $  1,688          $--         $ 18,206

Cost of goods sold                       7,890            952            876           --            9,718
                                      --------       --------       --------       --------       --------

Gross profit                             5,499          2,177            812           --            8,488

Selling and administrative expenses      7,140          3,270          1,065           --           11,475
Merger expenses                         15,483          3,491           --             --           18,974
                                      --------       --------       --------       --------       --------

     Operating loss                    (17,124)        (4,584)          (253)          --          (21,961)

Other income (expense):
     Interest expense, net                (239)          --              (25)          --             (264)
     Other income (expense), net           (11)          --             (221)          --             (232)
                                      --------       --------       --------       --------       --------


Loss before income taxes               (17,374)        (4,584)          (499)          --          (22,457)
Benefit from income taxes              (24,273)          --             (161)          --          (24,434)
                                      --------       --------       --------       --------       --------

     Net earnings (loss)              $  6,899       $ (4,584)      $   (338)         $--         $  1,977
                                      ========       ========       ========       ========       ========




                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        January 1, 2006 - June 30, 2006

                                                                           Guarantor     Non-Guarantor
                                                               Issuer     Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                                               ------     ------------    ------------  ------------   ------------
Cash flows provided by (used in)
  operating activities:
Net earnings (loss)                                             $(7,263)      $ 1,369       $  (460)      $  --         $(6,354)
Adjustments to reconcile net earnings
  (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                     5,776         1,625           205             1         7,607
Amortization of display fixtures                                  4,200          --             290          --           4,490
Amortization of deferred financing
  fees and original issue discount                                1,362          --            --            --           1,362
Non-cash stock compensation                                         756          --            --            --             756
Deferred income taxes                                            (3,977)         --            --            --          (3,977)
Provision for excess and slow moving
  inventory                                                       1,010           800         1,178          --           2,988
Provision for doubtful accounts                                     120          --            --            --             120
Gain on sale of assets                                              (80)         --            --            --             (80)
Other non-cash operating items                                     --            --            (280)         --            (280)
Changes in operating assets and liabilities:
        Accounts receivable                                      (8,163)          411          (493)         --          (8,245)
        Inventories                                               7,404          (446)       (1,063)         --           5,895
        Prepaid expenses and other
            current assets                                        1,250           256           (44)         --           1,462
        Other assets                                             (4,293)           (1)         (406)         --          (4,700)
        Accounts payable                                         (6,345)         (245)          821          --          (5,769)
        Accrued liabilities                                       2,811           585           661          --           4,057
        Deferred liability                                          501          --            --            --             501
        Pension liability (net)                                     235          --            --            --             235
        Income taxes receivable / payable                           (17)        1,019         (922)          --              80
        Deferred income taxes                                    (1,440)         --            --            --          (1,440)
        Intercompany receivables / payables                       4,153        (4,924)          697            74          --
                                                                -------       -------       -------       -------       -------
          Net cash provided by (used in)
            operating activities                                 (2,000)          449           184            75        (1,292)
                                                                -------       -------       -------       -------       -------
Cash flows provided by (used in) investing activities:
        Net proceeds from sale of assets                            562          --            --            --             562
        Property, plant and equipment additions                  (3,181)         (139)          (31)         --          (3,351)
                                                                -------       -------       -------       -------       -------

          Net cash used in investing activities                  (2,619)         (139)          (31)         --          (2,789)
                                                                -------       -------       -------       -------       -------

Cash flows provided by (used in) financing activities:
        Principal borrowings under revolving
            credit agreement, net                                 5,000          --            --            --           5,000
        Principal payments under mortgages                         --            --             (29)         --             (29)
        Payment of deferred financing fees                         (452)         --            --            --            (452)
        Contributed capital                                          40          --            --            --              40
        Payment of capital lease obligations                        (63)         --            --            --             (63)
                                                                -------       -------       -------       -------       -------

          Net cash provided by (used in) financing activities     4,525          --             (29)         --           4,496
                                                                -------       -------       -------       -------       -------

Effect of exchange rate changes on cash                            --            --             190           (75)          115
                                                                -------       -------       -------       -------       -------

Net increase (decrease) in cash and cash equivalents                (94)          310           314          --             530

Cash and cash equivalents at beginning of period                  1,862          (434)        1,174          --           2,602
                                                                -------       -------       -------       -------       -------

Cash and cash equivalents at end of period                      $ 1,768       $  (124)      $ 1,488       $  --         $ 3,132
                                                                =======       =======       =======       =======       =======


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        February 1, 2005 - June 30, 2005



                                                                         Guarantor      Non-Guarantor
                                                                Issuer   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                                ------   ------------   ------------  ------------  ------------
Cash flows provided by (used in)
  operating activities:
Net earnings (loss)                                           $ (12,975)   $     (34)   $    (330)   $       3    $ (13,336)
Adjustments to reconcile net earnings
  (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                      4,881          222          252            2        5,357
Amortization of display fixtures                                   3,443         --            259         --          3,702
Amortization of inventory fair value adjustment                    3,468        1,479          632         --          5,579
Amortization of deferred financing fees and
  original issue discount                                            940         --           --           --            940
Deferred income taxes                                             (1,189)         352         --           --           (837)
Provision for excess and slow moving inventory                     2,504          250          209         --          2,963
Provision for doubtful accounts                                       87           13         --           --            100
Other non-cash operating items                                       (15)        --            (83)        --            (98)
Changes in operating assets and liabilities:
        Accounts receivable                                      (11,563)      (3,762)      (2,472)        --        (17,797)
        Inventories                                                 (857)       4,016       (1,780)        --          1,379
        Prepaid expenses and other current assets                   (288)         354         (364)        --           (298)
        Other assets                                              (4,669)          15         (395)        --         (5,049)
        Accounts payable                                          (2,175)      (1,223)         402         --         (2,996)
        Accrued liabilities                                      (13,108)        (634)         344         --        (13,398)
        Pension liability (net)                                      885         --           --           --            885
        Income taxes receivable / payable                            304         (109)        (585)          (3)        (393)
        Intercompany receivables / payables                       (1,846)      (1,352)       3,165           33         --
                                                               ---------    ---------    ---------    ---------    ---------
          Net cash provided by (used in)
            operating activities                                 (32,173)        (413)        (746)          35      (33,297)
                                                               ---------    ---------    ---------    ---------    ---------

Cash flows provided by (used in) investing activities:
        Property, plant and equipment additions                   (2,751)          (7)        (171)        --         (2,929)
        Purchase of Del Laboratories, Inc                       (377,233)        --           --           --       (377,233)
                                                               ---------    ---------    ---------    ---------    ---------

          Net cash used in investing activities                 (379,984)          (7)        (171)        --       (380,162)
                                                               ---------    ---------    ---------    ---------    ---------

Cash flows provided by (used in) financing activities:
        Borrowings under revolving credit agreement                5,000         --           --           --          5,000
        Principal payments under mortgages                          --           --            (27)        --            (27)
        Principal payments under term loan                        (1,000)        --           --           --         (1,000)
        Repayment of existing debt in connection with merger     (69,316)        --           --           --        (69,316)
        Issuance of senior subordinated notes                    173,845         --           --           --        173,845
        Issuance of term loan                                    200,000         --           --           --        200,000
        Payment of deferred financing and other
            merger related fees                                  (29,305)        --           --           --        (29,305)
        Contributed capital                                      138,200         --           --           --        138,200
        Payment of capital lease obligations                         (59)        --           --           --            (59)
                                                               ---------    ---------    ---------    ---------    ---------

          Net cash provided by (used in)
            financing activities                                 417,365         --            (27)        --        417,338
                                                               ---------    ---------    ---------    ---------    ---------

Effect of exchange rate changes on cash                             --           --              8          (35)         (27)
                                                               ---------    ---------    ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents               5,208         (420)        (936)        --          3,852

Cash and cash equivalents at beginning of period                   1,054         (115)       1,438         --          2,377
                                                               ---------    ---------    ---------    ---------    ---------

Cash and cash equivalents at end of period                     $   6,262    $    (535)   $     502    $    --      $   6,229
                                                               =========    =========    =========    =========    =========




                      CONSOLIDATING STATEMENT OF CASH FLOWS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005

                                                                       Guarantor      Non-Guarantor
                                                          Issuer      Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                          ------      ------------    ------------   ------------    ------------
Cash flows provided by (used in)
  operating activities:
Net earnings (loss)                                      $  6,899       $ (4,584)      $   (338)      $   --         $  1,977
Adjustments to reconcile net earnings
 (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                 673             40             35           --              748
Amortization of display fixtures                              723           --               41           --              764
Amortization of deferred financing fees                        20           --             --             --               20
Deferred income taxes                                     (13,030)          --             --             --          (13,030)
Provision for excess and slow moving inventory               --             --               17           --               17
Provision for doubtful accounts                                25           --                1           --               26
Tax benefit on stock options exercised                         57           --             --             --               57
Other non-cash operating items                                (14)          --              233           --              219
Changes in operating assets and liabilities:
        Accounts receivable                                 2,740          2,635            598           --            5,973
        Inventories                                        (4,838)          (104)        (1,138)          --           (6,080)
        Prepaid expenses and other current assets             (32)          (377)            30           --             (379)
        Other assets                                       (1,609)             3            (80)          --           (1,686)
        Accounts payable                                   (1,945)         1,150          1,200           --              405
        Accrued liabilities                                21,827           (133)            26           --           21,720
        Deferred liability                                  1,367           --             --             --            1,367
        Pension liability (net)                              (330)          --             --             --             (330)
        Income taxes receivable / payable                 (11,344)          --             (254)          --          (11,598)
        Intercompany receivables / payables                (2,091)         1,665            438            (12)          --
                                                         --------       --------       --------       --------       --------
          Net cash provided by (used in)
            operating activities                             (902)           295            809            (12)           190
                                                         --------       --------       --------       --------       --------

Cash flows provided by (used in) investing activities:
        Property, plant and equipment additions              (781)           (12)            (4)          --             (797)
                                                         --------       --------       --------       --------       --------

          Net cash used in investing activities              (781)           (12)            (4)          --             (797)
                                                         --------       --------       --------       --------       --------

Cash flows provided by (used in) financing activities:
        Principal payments under revolving
            credit agreement, net                            (800)          --             --             --             (800)
        Principal payments under mortgages                    (25)          --                2           --              (23)
        Proceeds from the exercise of stock options            12           --             --             --               12
        Acquisition of treasury stock                         (57)          --             --             --              (57)
                                                         --------       --------       --------       --------       --------
          Net cash provided by (used in)
            financing activities                             (870)          --                2           --             (868)
                                                         --------       --------       --------       --------       --------

Effect of exchange rate changes on cash                      --             --              (33)            12            (21)
                                                         --------       --------       --------       --------       --------

Net increase (decrease) in cash and cash equivalents       (2,553)           283            774           --           (1,496)

Cash and cash equivalents at beginning of period            3,607           (398)           664           --            3,873
                                                         --------       --------       --------       --------       --------

Cash and cash equivalents at end of period               $  1,054       $   (115)      $  1,438       $   --         $  2,377
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

The Company believes that it has strong customer relationships with a diversified group of prominent retailers and wholesalers across multiple distribution channels including mass merchandisers, drug chains, drug wholesalers and food retailers and wholesalers. The Company has a strong track record of developing innovative new products and successful brand extensions. The Company's in-house research and development departments focus on product development, clinical and regulatory affairs and quality control.


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

The Company currently anticipates implementing these and other initiatives by the end of 2006. Upon completion of these initiatives, the Company anticipates annualized cost savings of approximately $10.0 million. The Company estimates that it will incur one-time consulting fees and implementation costs associated with these anticipated cost savings of approximately $4.6 million, of which $3.3 million have been incurred to date.




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

o DLI Acquisition Corp. issued the senior subordinated notes due 2012, (the "Subordinated Notes"), and entered into the prior senior credit facilities, comprised of a $50.0 million revolving credit facility, or the prior revolver, and a $200.0 million term loan facility, or the prior term loan facility (together the "Senior Debt"). Concurrently therewith, in connection with the merger, the rights and obligations of DLI Acquisition Corp. under the Subordinated Notes, the indenture, the prior senior credit facilities and related agreements were assumed by Del Laboratories, Inc.

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

ACCOUNTING FOR THE MERGER

Pursuant to the Merger, all of the Company's outstanding common stock was acquired for $35 a share. The aggregate purchase price paid for all of the Company's outstanding common stock including options exchanged and transaction costs was approximately $416.7 million, comprised of $377.2 million for the acquisition of the outstanding shares and options exercised, $6.9 million representing the fair value of the options exchanged, $18.5 million in severance payments, $1.0 million of prepayment penalties and $13.1 million of transaction related costs. The Merger has been accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations."

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

On December 29, 2005, the Company entered into a five-year $85.0 million asset-based revolving credit facility, or the ABL Credit Facility. Upon the closing of the ABL Credit Facility, all borrowings under the Interim Revolver were repaid and the Interim Revolver was terminated.

RESULTS OF OPERATIONS

As discussed above in "Accounting for the Merger", the Company's financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the purchase method of accounting. Financial data for the Predecessor Period generally will not be comparable to financial data for the Successor Period.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

The Company's net sales for the three months ended June 30, 2006 were $112.1 million, an increase of $3.2 million, or 2.9% compared to net sales of $108.9 million for the three months ended June 30, 2005.

The Cosmetic segment of the business generated net sales for the three months ended June 30, 2006 of $89.4 million, an increase of $2.5 million, or 2.9% compared to net sales of $86.9 million for the three months ended June 30, 2005. Net sales increased primarily due to lower returns and allowances of approximately $6.1 million and higher shipments in the SALLY HANSEN(R) nail color, lip and foot care product lines, partially offset by lower shipments in non-core product lines and reduced promotional sales activity. In addition the Company believes that net sales were negatively impacted by inventory reductions at major retailers. As reported by ACNielsen, the SALLY HANSEN(R) brand remains the number one brand in the mass market nail care category with a 25.4% share of market for the quarter. In nail enamel, the SALLY HANSEN(R) brand holds the number one market share position with a 37.5% share of market. SALLY HANSEN(R) has the number one market share position in nail treatment with a 48.7% share of market for the quarter and holds the number one market share position in bleaches and depilatories with a 31.4% of market for the quarter.

The over-the-counter Pharmaceutical segment of the business generated net sales for the three months ended June 30, 2006 of $22.7 million, an increase of $0.7 million, or 3.2% compared to net sales of $22.0 million for the three months ended June 30, 2005. Net sales increased primarily due to higher shipments in the ORAJEL(R) line of oral analgesics. ORAJEL(R), the core brand of the Pharmaceutical segment increased its leadership position in the oral analgesics category with a 34.9% share of market for the second quarter, as reported by IRI.

Cost of goods sold for the three months ended June 30, 2006 was $57.7 million, or 51.5% of net sales, compared to $64.5 million or 59.2% of net sales for the three months ended June 30, 2005. This decrease reflects cost savings achieved as a result of operational improvements and a favorable change in the mix of the Company's business to higher margined products, primarily in the Cosmetic segment. Cost of goods sold for 2006 includes approximately $0.3 million of costs related to moving costs for relocated inventory, break down, moving and start-up costs associated with equipment transfers and other related charges, in anticipation of the closure of the Little Falls facility. In addition, in accordance with SFAS No. 151, the Company recorded a charge to cost of goods sold of $1.5 million, or 1.4% of net sales relating to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility. Cost of goods sold for the three months ended June 30, 2005 included approximately $4.5 million, or 4.1% of net sales related to the increase in inventories to fair value as a result of purchase accounting.

Selling and administrative expenses for the three months ended June 30, 2006 was $47.9 million, or 42.8% of net sales, compared to $44.3 million or 40.6% of net sales for the three months ended June 30, 2005. The increase in selling and administrative expenses for 2006 as compared to 2005 is due primarily to $0.9 million (0.8% of net sales) of consulting fees and expenses associated with Synergetics, $1.1 million (1.0% of net sales) of additional costs related to the Company's Annual Incentive Plan, $0.5 million (0.5% of net sales) of higher freight costs, increased advertising expenses of $0.4 million (0.4% of net sales) and a non-cash stock compensation charge of $0.4 million (0.4% of net sales).

Merger expenses for the three months ended June 30, 2005 of $0.7 million are primarily related to legal and advisory fees and expenses incurred in connection with the Merger.

On January 13, 2006, the Company announced that it plans to cease the manufacturing activities at its facility in Little Falls, New York. The Company intends to transfer a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and to outsource the remainder. In addition, the Company plans to close several of its short-term leased warehouse facilities in upstate New York and convert the Little Falls facility to a warehouse to store a portion of the Company's inventory. Pursuant to the Company's formal severance policy, a charge of $1.2 million for severance costs and related benefits for approximately 299 employees was recorded in December 2005. Additional severance benefits earned for future services by employees being terminated will be recognized as a charge in the consolidated financial statements as such severance benefits are earned.

Net interest expense for the three months ended June 30, 2006 of $9.4 million was primarily attributable to interest incurred on the $185.0 million of Notes, the $175.0 million of Subordinated Notes and the ABL Credit Facility.

Net interest expense for the three months ended June 30, 2005 of $6.9 million was primarily attributable to interest incurred on the $200.0 million prior term loan facility and the $175.0 million of Subordinated Notes.

Income tax benefit for the three months ended June 30, 2006 of $1.2 million was based on the Company's expected effective tax rate of 38.5% for the year ending December 31, 2006.

Income taxes for the three months ended June 30, 2005 of $2.6 million was based on the Company's expected effective tax rate of (3.6)% for the period February 1, 2005 to December 31, 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

The following table sets forth the Company's results of operations for the six months ended June 30, 2006, the Successor Period February 1, 2005 to June 30, 2005 and the Predecessor Period January 1, 2005 to January 31, 2005. The table also sets forth the Combined Successor Period and Predecessor Period net sales for the six months ended June 30, 2005.


                                              SIX MONTHS             SIX MONTHS
                                                 ENDED                  ENDED
                                            JUNE 30, 2006           JUNE 30, 2005
                                            ------------ -------------------------------------
                                               ($000)             ($000)
                                              JANUARY 1, FEBRUARY 1,  JANUARY 1,
                                                2006 -    2005-         2005 -
                                              JUNE 30,    JUNE 30,    JANUARY 31,
                                               2006        2005         2005
                                            ---------    ---------    ---------

                                                  SUCCESSOR          PREDECESSOR
                                                    PERIOD              PERIOD      COMBINED
                                            ----------------------      ------      --------

Net Sales
      Cosmetic segment                      $ 162,026    $ 142,317    $  14,756    $ 157,073
      Pharmaceutical segment                   42,208       37,504        3,450       40,954
                                            ---------    ---------    ---------    ---------
Total net sales                               204,234      179,821       18,206      198,027

Cost of goods sold                            106,257      103,225        9,718
                                            ---------    ---------    ---------

Gross profit                                   97,977       76,596        8,488

Selling and administrative expenses            89,893       73,163       11,475
Severance expenses                                474         --           --
Merger expenses                                  --          4,651       18,974
                                            ---------    ---------    ---------


Operating income (loss)                         7,610       (1,218)     (21,961)

Other income (expense):
    Gain on sale of land and building              41         --           --
    Interest expense, net                     (18,274)     (11,732)        (264)
    Other income (expense), net                   292           77         (232)
                                            ---------    ---------    ---------

Loss before income taxes                      (10,331)     (12,873)     (22,457)
Provision for (benefit from) income taxes      (3,977)         463      (24,434)
                                            ---------    ---------    ---------
Net earnings (loss)                         $  (6,354)   $ (13,336)   $   1,977
                                            =========    =========    =========


The Company's net sales for the six months ended June 30, 2006 were $204.2 million, an increase of $6.2 million, or 3.1% compared to net sales of $198.0 million for the six months ended June 30, 2005.

The Cosmetic segment of the business generated net sales for the six months ended June 30, 2006 of $162.0 million, an increase of $4.9 million, or 3.2% compared to net sales of $157.1 million for the six months ended June 30, 2005. Net sales increased primarily due to lower returns and allowances of approximately $5.3 million and higher shipments in the SALLY HANSEN(R) nail color and lip product lines, partially offset by lower shipments in non-core product lines. As reported by ACNielsen, the SALLY HANSEN(R) brand remains the number one brand in the mass market nail care category with a 25.7% share of market for the period. In nail enamel, the SALLY HANSEN(R) brand increased its number one market share position with a 37.7% share of market. SALLY HANSEN(R) has the number one market share position in nail treatment with a 49.8% share of market for the period and holds the number one market share position in bleaches and depilatories with a 34.2% share of market for the period.

The over-the-counter Pharmaceutical segment of the business generated net sales for the six months ended June 30, 2006 of $42.2 million, an increase of $1.3 million, or 3.1% compared to net sales of $41.0 million for the six months ended June 30, 2005. Net sales increased primarily due to higher shipments in the ORAJEL(R) line of oral analgesics. ORAJEL(R), the core brand of the Pharmaceutical segment increased its leadership position in the oral analgesics category with a 32.6% share of market for the period, as reported by IRI.

Cost of goods sold for the six months ended June 30, 2006 was $106.3 million, or 52.0% of net sales and reflects cost savings achieved as a result of operational improvements and a favorable change in the mix of the Company's business to higher margined products, primarily in the Cosmetic segment. Cost of goods sold includes approximately $0.4 million of costs related to moving costs for relocated inventory, break down, moving and start-up costs associated with equipment transfers and other related charges, in anticipation of the closure of the Little Falls facility. In addition, in accordance with SFAS No. 151, the Company recorded a charge to cost of goods sold of $2.5 million, or 1.2% of net sales relating to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility. Cost of goods sold for the Successor Period February 1, 2005 to June 30, 2005 was $103.2 million, or 57.4% of net sales. Cost of goods sold for the period includes approximately $5.6 million, or 3.1% of net sales related to the increase in inventories to fair value as a result of purchase accounting.

Cost of goods sold for the Predecessor Period January 1, 2005 to January 31, 2005 was $9.7 million, or 53.4% of net sales.

Selling and administrative expenses for the six months ended June 30, 2006 was $89.9 million, or 44.0% of net sales. Selling and administrative expenses includes approximately $2.6 million (1.3% of net sales) related to the amortization of intangibles arising from the Merger, $1.6 million (0.8% of net sales) of consulting fees and expenses associated with Synergetics and $0.6 million (0.3% of net sales) of management fees. Also included in selling and administrative expenses for the six months ended June 30, 2006 was $1.4 million (0.7% of net sales) of additional costs related to the Company's Annual Incentive Plan, $0.8 million (0.4% of net sales) of higher freight costs, a non-cash stock compensation charge of $0.8 million (0.4% of net sales) and $0.4 million (0.2% of net sales) of increased advertising expenses.

Selling and administrative expenses for the Successor Period February 1, 2005 to June 30, 2005 was $73.2 million, or 40.7% of net sales. Selling and administrative expenses includes approximately $2.2 million (1.2% of net sales) related to the amortization of intangibles arising from the Merger and $0.5 million (0.3% of net sales) of management fees.

Selling and administrative expenses for the Predecessor Period January 1, 2005 to January 31, 2005 was $11.5 million, or 63.0% of net sales. Whereas selling and administrative expenses remain fairly constant on a monthly basis, net sales for the monthly period January 1, 2005 to January 31, 2005 represent approximately 9% of sales for the combined period.

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

On January 13, 2006, the Company announced that it plans to cease the manufacturing activities at its facility in Little Falls, New York. The Company intends to transfer a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and to outsource the remainder. In addition, the Company plans to close several of its short-term leased warehouse facilities in upstate New York and convert the Little Falls facility to a warehouse to store a portion of the Company's inventory. Pursuant to the Company's formal severance policy, a charge of $1.2 million for severance costs and related benefits for approximately 299 employees was recorded in December 2005. Additional severance benefits earned for future services by employees being terminated will be recognized as a charge in the consolidated financial statements as such severance benefits are earned. During the first six months of 2006, a charge of $0.2 million was recorded for such earned benefits and for an adjustment to the initial accrual. During the remainder of 2006, the Company estimates that it will incur an additional $0.5 million of costs in connection with the relocation of inventory and equipment and approximately $0.2 million for additional severance and relocation costs. Cash payments relating to severance costs and related benefits of approximately $1.4 million are expected to be made through the end of the second quarter of 2007. As a result of the closing, it is anticipated that there will be a partial curtailment of the pension plan, which is expected to reduce pension liabilities by approximately $1.0 million to $1.5 million, with a pre-tax benefit impacting the full year 2006 results by approximately $0.3 million to $0.6 million.

Net interest expense for the six months ended June 30, 2006 of $18.3 million was primarily attributable to interest incurred on the $185.0 million of Notes, the $175.0 million of Subordinated Notes and the ABL Credit Facility.

Net interest expense for the Successor Period February 1, 2005 to June 30, 2005 of $11.7 million was primarily attributable to interest incurred on the $200.0 million prior term loan facility and the $175.0 million of Subordinated Notes.

Net interest expense for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.3 million, was attributable to debt existing prior to the Merger.

Income tax benefit for the six months ended June 30, 2006 of $4.0 million was based on the Company's expected effective tax rate of 38.5% for the year ending December 31, 2006.

Income taxes for the Successor Period February 1, 2005 to June 30, 2005 of $0.5 million was based on the Company's expected effective tax rate of (3.6)% for the period February 1, 2005 to December 31, 2005. The expected effective tax rate of (3.6)% was principally the result of taxable income of foreign subsidiaries, which is taxed at higher rates than the U.S., offset by a taxable loss in the U.S. primarily due to the amortization of the inventory step-up and other merger expenses.

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

In connection with the Merger in January 2005, substantially all of the Company's then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced. The following financing transactions were entered into in connection with the Merger:

o the closing of the prior senior credit facilities which provided for aggregate maximum borrowings of $250.0 million consisting of the prior term loan facility and the prior revolving credit facility;

o    the issuance and sale of the Subordinated Notes;

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

In the refinancing transactions, which closed on October 28, 2005, the Company used the net proceeds from the offering of the Notes, together with borrowings under the Interim Revolver, to repay in full the indebtedness outstanding under the prior senior credit facilities, (consisting of $198.5 million under the prior term loan facility and $5.0 million under the prior revolving credit facility) and terminated the commitments under the prior senior credit facilities.


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


On July 14, 2006, a registration statement filed pursuant to the Securities Act of 1933, as amended, registering the exchange offer for the Notes became effective and the Company commenced the exchange offer of the privately placed notes for SEC registered notes.

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

The ABL Credit Facility includes covenants, that among other things, limit or restrict the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers or make capital expenditures or engage in certain transactions with affiliates. The ABL Credit Facility also requires the Company to comply with a minimum coverage ratio of Consolidated EBITDA to fixed charges whenever excess borrowing availability is less than $10.0 million on any day. As of June 30, 2006, the Company had $27.0 million of senior debt outstanding and $0.5 million of letters of credit outstanding under the ABL Credit Facility, $57.5 million of unutilized commitments under the ABL Credit Facility and $57.5 million of availability thereunder. As of August 4, 2006, the Company had $28.0 million of senior debt outstanding and $0.8 million of letters of credit outstanding under the ABL Credit Facility, $56.2 million of unutilized commitments under the ABL Credit Facility and $56.2 million of availability thereunder.

The ABL Credit Facility requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100.0 million expiring on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income (loss). As of June 30, 2006, the Company recorded an asset of $615 in the accompanying consolidated balance sheet and recorded after-tax net gains of $209 and $378 in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2006, respectively. No hedge ineffectiveness was recorded during the six months ended June 30, 2006.

Principal and interest payments under the Notes, the ABL Credit Facility and the Subordinated Notes will represent significant liquidity requirements for the Company. The Company expects that anticipated cash flow from operating activities for the remainder of 2006 and expected available borrowings under the ABL Credit Facility will provide sufficient working capital to operate the Company's business, to fund expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Company's outstanding debt. The Company's ability to borrow under the ABL Credit Facility is subject to a borrowing base consisting of a percentage of eligible accounts receivable and eligible inventory. No assurance can be given, however, that the Company's business will, in fact, generate sufficient cash flows or that future borrowings will, in fact, be available in an amount sufficient to enable the Company to service its debt or to fund its other liquidity needs.


FINANCIAL COVENANTS (AT JUNE 30, 2006)

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

The ABL Credit Facility has fewer covenants than the prior senior credit facilities, which the Company anticipates will increase its operating flexibility. While the effective interest rate on the Notes are higher than that of the indebtedness retired with the proceeds of the offering of the Notes, the Company expects to realize greater liquidity and flexibility in its debt structure. The ABL Credit Facility has a minimum fixed charge coverage ratio financial covenant that is effective if the minimum excess availability under the ABL credit facility is less than specified levels, while the prior senior credit facilities contained a number of ongoing financial maintenance covenants. Under the terms of the ABL Credit Facility, the minimum fixed charge coverage ratio test would not have applied as of June 30, 2006 as borrowing availability under the ABL Credit Facility would have exceeded the specified threshold. The minimum fixed charge coverage ratio test requires the Company to comply with a minimum coverage ratio of consolidated EBITDA to fixed charges of at least 1:1 whenever excess availability is less than $10.0 million (which amount will be increased in proportion to any increase in commitments under the ABL Credit Facility).

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

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below. (in 000's)


                                                Qtr 3       Qtr 4       Qtr 1       Qtr 2
                                                 2005        2005        2006        2006       TOTAL
                                             --------    --------    --------    --------    --------

Net earnings (loss)                          $  1,932    $ (9,338)   $ (4,509)   $ (1,845)   $(13,760)
Income tax benefit                             (6,658)     (6,805)     (2,823)     (1,154)    (17,440)
Interest expense, net                           7,297       8,632       8,843       9,431      34,203
Loss on early extinguishment of debt             --         6,449        --          --         6,449
Depreciation and amortization                   5,396       5,762       5,912       6,185      23,255
Purchase accounting                             2,504        --          --          --         2,504
Losses related to disposition of excess,
  surplus or obsolete inventory                 3,627       5,000        --          --         8,627
Extraordinary, unusual or non-recurring
   items                                        2,450       1,842         146         328       4,766
Synergetics fees and expenses                     554         673         700         941       2,868
Synergetics implementation costs                 --          --           107         285         392
SFAS No. 151 unabsorbed overhead
  costs (2)                                      --          --         1,027       1,519       2,546
Non-cash stock compensation charges              --          --           344         412         756
Other                                             (34)       (123)        377         (23)        197
Credit agreement add back (1)                   1,376        --          --          --         1,376
                                             --------    --------    --------    --------    --------
Credit Agreement EBITDA (1)                  $ 18,444    $ 12,092    $ 10,124    $ 16,079    $ 56,739
                                             ========    ========    ========    ========    ========


(1) Consolidated EBITDA was established by the ABL Credit Facility to be $18,444 for the fiscal quarter ended September 30, 2005.

Credit Agreement EBITDA, as defined, for the Successor Period April 1, 2005 to June 30, 2005 was $10,397, which excludes a credit agreement add back of $1,758 and for the combined Predecessor Period January 1, 2005 to January 31, 2005 and the Successor Period February 1, 2005 to March 31, 2005 was $6,690, which excludes a credit agreement add back of $2,359.

(2) Represents unabsorbed overhead costs charged to cost of goods sold, in accordance with SFAS No. 151, in connection with the closure of the Little Falls manufacturing facility.


OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended June 30, 2006 of $1.3 million was principally the result of a net loss of $6.4 million, an increase in accounts receivable of $8.2 million and an increase in other assets of $4.7 million offset by a decrease in inventories of $5.9 million. The increase in accounts receivable was due to the timing of shipments during the first half of 2006. Other assets increased primarily due to the purchase and shipment of display fixtures to customers. Inventories decreased due to the implementation by the Company of an inventory reduction program.

Net cash used in operating activities for the Successor Period February 1, 2005 to June 30, 2005 of $33.3 million was principally the result of an increase in accounts receivable of $17.8 million and a decrease of $13.4 million in accrued liabilities. The decrease in accrued liabilities is primarily related to the payment of $18.5 million under a separation agreement with the former Chairman and a decrease in accrued advertising of $3.2 million, partially offset by approximately $6.4 million of accrued interest expense related to the new borrowings incurred in connection with the Merger.

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


INVESTING ACTIVITIES

Net cash used in investing activities of $2.8 million for the six months ended June 30, 2006 was primarily related to capital spending for tooling, plates and dies, and manufacturing machinery and equipment. The Company currently expects that total expenditures for capital and display fixtures for 2006 will be approximately $16.0 million which will be used primarily for machinery and equipment and display fixtures.

Net cash used in investing activities of $380.2 million for the Successor Period February 1, 2005 to June 30, 2005 was primarily used for the purchase of outstanding common stock and stock options of Del Laboratories, Inc. in connection with the Merger.

Net cash used in investing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.8 million was primarily related to capital spending for tooling, plates and dies, and manufacturing machinery and equipment.


FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended June 30, 2006 of $4.5 million was primarily due to borrowings under the Company's ABL Credit Facility. Cash paid for interest during the six months ended June 30, 2006 was approximately $16.5 million. The Company anticipates that its debt service requirements in 2006 will be approximately $35.0 million.

Net cash provided by financing activities for the Successor Period February 1, 2005 to June 30, 2005 of $417.3 million was primarily due to proceeds of $200.0 million received from the issuance of the term loan, proceeds of $173.8 million received from the issuance of $175.0 million of Subordinated Notes at 99.34%, proceeds of approximately $138.2 million contributed by affiliates of Kelso, the continuing investors and a third party investor and proceeds of $5.0 million from borrowings under the prior revolving credit agreement. Proceeds of $69.3 million were used to repay existing debt, $29.3 million was used to pay financing, legal, advisory, accounting and certain other fees incurred in connection with the Merger, and $1.0 million was used to reduce the outstanding principal under the term loan.

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

Because the Company's common stock is not publicity traded, the Company used an expected stock-price volatility assumption that was determined based on an examination of the historical volatility of the stock price of the Predecessor Company; the historical and implied volatility of stock prices of selected comparable companies and the nature of those companies; and other relevant factors. The Company used a stock-price volatility of 45% for stock options and Override Units granted during the three and six months ended June 30, 2006.

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



NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109" ("FIN No. 48"). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized or, continue to be recognized, upon adoption of the Interpretation. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN No. 48 on January 1, 2007. The Company is evaluating the impact of adoption of FIN No. 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.




FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements regarding the Company's future financial results, economic conditions, trends, certain risks and uncertainties, expected efficiency improvements, and expected future cost savings are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "should," "look forward to," "indications," "plan," "momentum," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations, or "cautionary statements," include, without limitation:

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

INTEREST RATE RISK

The Company's borrowings at June 30, 2006 under the Notes and the ABL Credit Facility expose earnings to changes in short-term interest rates. Interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Effective February 1, 2006, the Company entered into a Collar with JPMorgan Chase Bank, N.A. for a notional amount of $100.0 million to hedge its exposure to changes in interest rates on a portion of the Notes.

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


Item 6.    EXHIBITS

           Exhibits
             Exhibit 31.1   Certification of Chief Executive Officer.

             Exhibit 31.2   Certification of Chief Financial Officer.

             Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

             Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DEL LABORATORIES, INC.
                                             (Registrant)



           DATE:   AUGUST 7, 2006            /S/ CHARLES J. HINKATY
           -------------------------         ----------------------
                                             Charles J. Hinkaty
                                             President and
                                             Chief Executive Officer








           DATE:   AUGUST 7, 2006            /S/ JOSEPH SINICROPI
           ----------------------            --------------------
                                             Joseph Sinicropi
                                             Executive Vice President and
                                             Chief Financial Officer