Form 10-Q
period 2006-09-30
DEL LABORATORIES INC
filed 2006-11-06
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   ---
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NO. 333-124360

                             DEL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       13-1953103
--------------------------------                  -------------------------
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

The number of shares of Common Stock, $.01 par value, outstanding as of November 6, 2006 was 1,000.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index


Part I.     FINANCIAL INFORMATION
                                                                           Page
Item 1. Financial Statements (All Successor periods with the exception of the one month ended January 31, 2005):

            Consolidated Balance Sheets as of September 30, 2006
                and December 31, 2005                                          3

            Consolidated Statements of Operations for the three
                and nine months ended September 30, 2006, three
                and eight months ended September 30, 2005 and the
                one month ended January 31, 2005                               4

            Consolidated Statements of Cash Flows for the
                nine months ended September 30, 2006, eight
                months ended September 30, 2005 and the
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




                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2006 and December 31, 2005
                                 (In thousands)

                                                                  September 30,  December 31,
                                                                      2006          2005
                                                                  ------------  -----------
                                                                   (UNAUDITED)

       ASSETS

Current assets:
       Cash and cash equivalents                                   $   5,035    $   2,602
       Accounts receivable, less allowance for
         doubtful accounts of $1,661 in 2006 and
         $1,674 in 2005                                               73,970       72,311
       Inventories                                                   108,120      122,297
       Deferred income taxes                                          10,209       11,153
       Prepaid expenses and other current assets                       4,367        5,309
                                                                   ---------    ---------
                   Total current assets                              201,701      213,672
                                                                   ---------    ---------

Property, plant and equipment, at cost                                59,740       56,468
Less accumulated depreciation and amortization                       (14,280)      (6,975)
                                                                   ---------    ---------
       Net property, plant and equipment                              45,460       49,493

Intangibles arising from acquisitions, net                           255,350      259,287
Goodwill (Note 2)                                                    129,295      127,291
Other assets                                                          30,048       30,076
Deferred income taxes                                                 33,280       27,744
                                                                   ---------    ---------

                   Total assets                                    $ 695,134    $ 707,563
                                                                   =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                           $     166    $     185
       Accounts payable                                               29,695       35,138
       Accrued liabilities                                            38,812       35,474
                                                                   ---------    ---------

                   Total current liabilities                          68,673       70,797

Long-term debt, less current portion                                 377,274      382,241
Long-term pension liability, less current portion                     19,231       20,447
Deferred liability                                                     1,525        1,062
Deferred income taxes (Note 2)                                       108,178      108,165
                                                                   ---------    ---------
                   Total liabilities                                 574,881      582,712
                                                                   ---------    ---------

Shareholders' equity:
       Common stock $.01 par value, 1,000 shares
         authorized and issued                                           --           --
       Additional paid-in capital                                    146,097      145,140
       Accumulated other comprehensive income                          1,084          453
       Accumulated deficit                                           (26,928)     (20,742)
                                                                   ---------    ---------

                   Total shareholders' equity                        120,253      124,851
                                                                   ---------    ---------


                   Total liabilities and shareholders' equity      $ 695,134    $ 707,563
                                                                   =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (UNAUDITED)




                                                                                                  PREDECESSOR
                                          THREE MONTHS ENDED                                         PERIOD
                                    ----------------------------                                  ------------

                                      July 1,        July 1,        January 1,    February 1,      January 1,
                                       2006 -         2005 -          2006 -         2005 -           2005 -
                                    September 30,  September 30,   September 30,  September 30,    January 31,
                                        2006          2005            2006           2005              2005
                                    ---------       ---------       ---------       ---------       ---------
Net sales                           $ 111,606       $ 104,792       $ 315,840       $ 284,613       $  18,206

Cost of goods sold                     58,256          59,268         164,513         162,493           9,718
                                    ---------       ---------       ---------       ---------       ---------

Gross profit                           53,350          45,524         151,327         122,120           8,488

Selling and administrative
  expenses                             42,910          41,158         132,803         114,321          11,475
Severance expenses (note 9)               183           1,978             657           1,978            --
Merger expenses (note 1)                 --               237            --             4,888          18,974
                                    ---------       ---------       ---------       ---------       ---------

Operating income (loss)                10,257           2,151          17,867             933         (21,961)

Other income (expense):
    Gain on sale of land
      and building                       --              --                41            --              --
    Interest expense, net              (9,385)         (7,297)        (27,659)        (19,029)           (264)
    Other income (expense), net            43             420             335             497            (232)
                                    ---------       ---------       ---------       ---------       ---------

Income (loss) before income taxes         915          (4,726)         (9,416)        (17,599)        (22,457)
Provision for (benefit from)
  income taxes                            747          (6,658)         (3,230)         (6,195)        (24,434)
                                    ---------       ---------       ---------       ---------       ---------
Net earnings (loss)                 $     168       $   1,932       $  (6,186)      $ (11,404)      $   1,977
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





                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)
                                                                                                       PREDECESSOR
                                                                                                         PERIOD
                                                                                                   -----------------

                                                           January 1, 2006 -   February 1, 2005 -  January 1, 2005 -
                                                          September 30, 2006   September 30, 2005  January 31, 2005
                                                          ------------------   ------------------  ----------------

Cash flows provided by (used in) operating activities:
Net earnings (loss)                                           $  (6,186)         $ (11,404)         $   1,977
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                    11,399              8,391                748
Amortization of display fixtures                                  7,387              6,064                764
Amortization of inventory fair value adjustment                    --                8,083               --
Amortization of deferred financing fees and
  original issue discount                                         2,057              1,516                 20
Non-cash stock compensation                                         917               --                 --
Deferred income taxes                                            (3,942)            (8,274)           (13,030)
Provision for excess and slow moving inventory                    8,679              7,123                 17
Provision for doubtful accounts                                       5                  2                 26
Tax benefit on stock options exercised                             --                 --                   57
Gain on sale of assets                                              (97)              --                 --
Other non-cash operating items                                     (275)              (428)               219

Changes in operating assets and liabilities:
    Accounts receivable                                          (1,476)           (10,339)             5,973
    Inventories                                                   6,063               (419)            (6,080)
    Prepaid expenses and other current assets                     1,001             (1,725)              (379)
    Other assets                                                 (8,764)            (9,999)            (1,686)
    Accounts payable                                             (5,506)            (6,150)               405
    Accrued liabilities                                           2,104            (15,980)            21,720
    Deferred liability                                              463               --                1,367
    Pension liability (net)                                      (1,601)               (15)              (330)
    Income taxes receivable / payable                              --                 (498)           (11,598)
                                                              ---------          ---------          ---------
          Net cash provided by (used in)
            operating activities                                 12,228            (34,052)               190
                                                              ---------          ---------          ---------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of assets                                707               --                 --
    Property, plant and equipment additions                      (4,774)            (4,187)              (797)
    Purchase of Del Laboratories, Inc.                             --             (377,233)              --
                                                              ---------          ---------          ---------

          Net cash used in investing activities                  (4,067)          (381,420)              (797)
                                                              ---------          ---------          ---------

Cash flows provided by (used in) financing activities:
    Principal borrowings (payments) under revolving
      credit agreements, net                                     (5,000)             5,000               (800)
    Principal payments under mortgages                              (44)               (40)               (23)
    Principal repayments under term loan                           --               (1,500)              --
    Repayment of existing debt in connection
      with merger                                                  --              (69,316)              --
    Issuance of senior subordinated notes                          --              173,845               --
    Issuance of term loan                                          --              200,000               --
    Payment of deferred financing and other
      merger related fees                                          --              (29,305)              --
    Payment of deferred financing fees                             (758)              --                 --
    Contributed capital                                              40            138,200               --
    Payment of capital lease obligations                            (95)               (89)              --
    Proceeds from the exercise of stock options                    --                 --                   12
    Acquisition of treasury stock                                  --                 --                  (57)
                                                              ---------          ---------          ---------
          Net cash provided by (used in)
            financing activities                                 (5,857)           416,795               (868)
                                                              ---------          ---------          ---------

Effect of exchange rate changes on cash                             129                (10)               (21)
                                                              ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents              2,433              1,313             (1,496)

Cash and cash equivalents at beginning of period                  2,602              2,377              3,873
                                                              ---------          ---------          ---------

Cash and cash equivalents at end of period                    $   5,035          $   3,690          $   2,377
                                                              =========          =========          =========

Supplemental disclosures:
Cash paid for:
    Interest                                                  $  29,112          $  14,504          $     140
    Income taxes                                              $   1,855          $   2,549          $     136

Non-cash transactions:
    Shares tendered by optionees to exercise
      stock options                                           $    --            $    --            $     269
    Shares exchanged by optionees                             $    --            $   6,940          $    --


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

In anticipation of the Merger, Sub issued in a private placement offering $175,000 of 8% Senior Subordinated Notes due 2012. Such notes and all related obligations were assumed by Del upon the consummation of the Merger. The notes are guaranteed by certain of the existing domestic subsidiaries of Del. On May 13, 2005, a registration statement filed pursuant to the Securities Act of 1933, as amended, registering the exchange offer for these notes became effective. On June 22, 2005, Del completed the exchange offer of the privately placed notes for SEC registered notes.

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


               Current assets                                $236,477
               Property, plant and equipment                   49,362
               Intangibles arising from acquisitions          264,100
               Goodwill                                       129,295
               Other assets                                    29,398
               Deferred income taxes                           20,952
                                                             --------

                  Total assets acquired                       729,584
                                                             --------

               Current liabilities                             79,630
               Long-term pension liability                     22,143
               Deferred income taxes                          109,450
               Long-term debt                                 373,221
                                                             --------

                  Total liabilities assumed                   584,444
                                                             --------

                  Net assets acquired                        $145,140
                                                             ========


Current assets include inventories at a fair value of $124,959 which represents an increase of $8,083 over the acquired book value.

The components of the increase to the fair value of inventory over the acquired book value were as follows:

               Work in process                          $1,538
               Finished goods                            6,545
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

During the first quarter of 2006, the Company recorded an increase to goodwill and income taxes payable in the amount of $1,505 to record a pre-acquisition income tax adjustment.

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

Merger expenses for the Successor Period, February 1, 2005 to September 30, 2005 of $4,888 are primarily related to $3,769 for change of control payments and $1,119 for other merger related expenses incurred in connection with the Merger.

Selected pro forma information for the nine months ended September 30, 2005, as if the acquisition occurred on January 1, 2005, is as follows:

                                                              Unaudited
                                                          -------------------
                                                                 Nine
                                                             Months Ended
                                                          September 30, 2005
                                                          ------------------

                Net sales                                      $302,819
                Loss before income taxes                        (43,201)
                Net loss                                        (11,471)


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

In addition, in connection with the Company's annual tax return to provision analysis, additional deferred tax liabilities related to the Merger were identified. Accordingly, $1,308 of additional deferred tax liabilities and a corresponding increase in goodwill were recorded in the third quarter of 2006. The December 31, 2005 consolidated balance sheet was similarly adjusted for comparability.



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





                                       Three Months                  Predecessor
                                          Ended                         Period
                                       -------------                 -----------

                                         July 1,      February 1,    January 1,
                                          2005 -         2005 -        2005 -
                                       September 30,  September 30,  January 31,
                                          2005           2005           2005
                                       -------------  -------------  -----------
Net earnings (loss), as reported         $  1,932      $(11,404)      $  1,977
Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards
  net of related tax effects                 --            --             (125)
                                         --------      --------       --------
Pro forma net earnings (loss)            $  1,932      $(11,404)      $  1,852
                                         ========      ========       ========



As a result of the acquisition and pursuant to the terms of the 1994 Stock Plan, all outstanding unvested options of the Predecessor Company became fully-vested and exercisable. As of the acquisition date, there were 2,152 options outstanding, of which 1,727 were fully vested and 425 unvested. The Predecessor Company acquired all of the outstanding options at $35 per share, less the exercise price of the stock option. The Successor Company did not issue any stock options during the Successor Period February 1, 2005 to September 30, 2005. There were no options exercised during the period February 1, 2005 to September 30, 2005. The total intrinsic value of options exercised during January 2005 was $145.

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


Under the Incentive Plan, 234,508 options are reserved for issuance which represents approximately 5.52% of the outstanding shares of Holding common stock as of the effective date of the Merger. Under the Incentive Plan, 33% of the granted options are Service Options, and 67% are Exit Options. The Company granted 37,083 Service Options and 74,167 Exit Options on March 1, 2006, 3,834 Service Options and 7,666 Exit Options on April 3, 2006 and 2,717 Service Options and 5,433 Exit Options on August 8, 2006.

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

A summary of option activity under the Incentive Plan as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:



                                                                    Weighted-
                                                     Weighted-       Average
                                                      Average       Remaining      Aggregate
                                                      Exercise     Contractual     Intrinsic
     Service Options                   Shares          Price          Term         Value (1)
     ---------------                   ------       ----------     -----------     ---------

Outstanding at January 1, 2006             --        $    --                       $    --
     Granted                             43,634         35.00                           --
     Exercised                             --             --                            --
     Forfeited                           (1,417)        35.00                           --
                                       --------
Outstanding at September 30, 2006        42,217      $  35.00       9.4 years      $    --
                                       ========      ========       =========      ========

Exercisable at September 30, 2006        11,083      $  35.00       9.4 years      $    --
                                       ========      ========       =========      ========



                                                                    Weighted-
                                                     Weighted-       Average
                                                      Average       Remaining      Aggregate
                                                      Exercise     Contractual     Intrinsic
     Exit Options                      Shares          Price          Term         Value (1)
     ---------------                   ------       ----------     -----------     ---------
Outstanding at January 1, 2006             --        $   --                        $    --
     Granted                             87,266         35.00                           --
     Exercised                             --            --                             --
     Forfeited                           (2,833)        35.00                           --
                                       --------
Outstanding at September 30, 2006        84,433      $  35.00       9.4 years      $    --
                                       ========      ========       =========      ========

Exercisable at September 30, 2006          --        $   --                        $    --
                                       ========      ========                      ========



(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant-date fair value of Service Options and Exit Options granted during the three months ended September 30, 2006 was $12.39 and $8.75, respectively. The weighted-average grant-date fair value of Service Options and Exit Options granted during the nine months ended September 30, 2006 was $13.11 and $9.56, respectively.

The Company recorded compensation expense of $45 and $266 relating to the Service Options for the three and nine months ended September 30, 2006, respectively. The Company has not recorded compensation expense relating to the Exit Options as the Company has determined it is not probable that the performance conditions contained in the Exit Options will be achieved. Compensation expense relating to the fair value of the Exit Options will be measured and recorded upon the occurrence of a change in control. As of September 30, 2006, the total unrecognized compensation cost related to the non-vested Service Options was $286 and the related weighted-average period over which this cost is expected to be recognized is approximately 1.7 years.

The fair value of each Service Option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in the calculations for the three months ended September 30, 2006: dividend yield 0%; expected life of 3.5 years; risk-free interest rate 4.85%; and expected volatility of 45%. The weighted average assumptions used in the calculations for the nine months ended September 30, 2006 were: dividend yield 0%; expected life of 3.9 years; risk-free interest rate 4.74%; and expected volatility of 45%. Because the Company's common stock is not publicly traded, the expected volatility used was determined based on an examination of the historical volatility of the stock price of the Predecessor Company; the historical and implied volatility of the stock prices of selected comparable companies and the nature of those companies; and other relevant factors.

The fair value of each Exit Option granted was estimated on the date of grant using a lattice-based valuation model with the following weighted average assumptions in the calculations for the three months ended September 30, 2006: dividend yield 0%; expected life of 3.47 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rate of 1.5%; risk-free interest rate 4.85%; and expected volatility of 45%. The weighted average assumptions used in the calculations for the nine months ended September 30, 2006 were: dividend yield 0%; expected life of 3.9 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rate of 1.5%; risk-free interest rate 4.74%; and expected volatility of 45%.

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

A summary of the Override Units granted by the Company as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:



                                                                                Grant-Date
                        Operating Units                            Units        Fair Value
                        ---------------                           ------        ----------

Operating Units subject to forfeiture at January 1, 2006          70,896        $   14.53
     Granted                                                      27,266            13.99
     Exempt from forfeiture                                      (42,720)           14.47
     Forfeited                                                      --               --
                                                                --------
Operating Units subject to forfeiture at September 30, 2006       55,442        $   14.31
                                                                ========        =========






                                                                               Grant-Date
                         Value Units                              Units        Fair Value
                        ------------                             ------        ----------
Value Units subject to forfeiture at January 1, 2006             130,882        $   14.53
     Granted                                                      65,441            10.18
     Exempt from forfeiture                                         --               --
     Forfeited                                                      --               --
                                                                --------
Value Units subject to forfeiture at September 30, 2006          196,323        $   13.08
                                                                ========        =========



Total compensation expense recorded in connection with the Operating Units was $116 and $651 for the three and nine months ended September 30, 2006, respectively. The Company has not recorded compensation expense relating to the Value Units as the Company has determined it is not probable that the performance conditions contained in the Value Units will be achieved. Compensation expense relating to the fair value of the Value Units will be measured and recorded upon the occurrence of a change in control. As of September 30, 2006, the total unrecognized compensation cost related to Operating Units subject to forfeiture was $748 and the related weighted-average period over which this cost is expected to be recognized is approximately 1.7 years.

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


4. Inventories

The components of inventories were as follows:

                                               September 30, December 31,
          Gross Inventories                        2006         2005
          -----------------                      --------     --------

          Raw materials                          $ 44,389     $ 52,707
          Work in process                           6,244        5,678
          Finished goods                           77,520       81,323
                                                 --------     --------
          Total gross inventories                 128,153      139,708

          Reserve for excess and slow
            moving inventories                     20,033       17,411
                                                 --------     --------

          Inventories, net                       $108,120     $122,297
                                                 ========     ========

Inventories are valued at the lower of cost (principally first-in / first-out) or market value. The Company records reductions to the cost of inventories based upon its forecasted plans to sell, historical scrap and disposal rates and physical condition of the inventories. These reductions are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, the timing of new product introductions, customer inventory levels, retailer consolidations, fashion-oriented color cosmetic trends or competitive conditions differ from expectations. The Company recorded provisions and write-downs for excess and slow moving inventories of $4,084 and $8,679 for the three and nine months ended September 30, 2006, respectively, as compared to $3,627 and $7,140 for the comparable prior year periods.

In accordance with Statement of Financial Accounting Standards No. 151, "Inventory Costs", ("SFAS No. 151"), the Company charged $1,830 and $4,376 to cost of goods sold during the three and nine months ended September 30, 2006, respectively, relating to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility (Note 9).

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

The components of intangibles arising from acquisitions were as follows:

                                                    September 30, 2006
                                                    ------------------
                                    Gross
                                  Carrying         Accumulated         Net Book
                                    Value         Amortization          Value
                                    -----         ------------          -----

Trade names                       $159,100          $   --            $159,100
Customer relationships             105,000             8,750            96,250
                                  --------          --------          --------
                                  $264,100          $  8,750          $255,350
                                  ========          ========          ========




                                                    December 31, 2006
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
                                  ========          ========          ========


Amortization expense was $1,312 for the three months ended September 30, 2006 and 2005, and amounted to $3,937, $3,500 and $44 for the nine months ended September 30, 2006, for the 2005 Successor Period and for the 2005 Predecessor Period, respectively. The estimated amortization expense for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $5,250 in each of the five years.

6. Income Taxes

The Company recorded an income tax benefit of $3,333 during the nine months ended September 30, 2006 based on the Company's expected effective tax rate of 35.4% for the year ending December 31, 2006, which was partially offset by an income tax charge of $103 relating to prior periods. The expected tax rate of 35.4% was principally the result of projected taxable income of foreign subsidiaries, which is taxed at higher rates than the U.S., offset by a projected taxable loss in the U.S.

Income tax benefit for the Successor Period February 1, 2005 to September 30, 2005 of $6,195 was based on the Company's expected effective tax rate of 35.0% for the period February 1, 2005 to December 31, 2005. The expected effective tax rate of 35.0% was principally the result of taxable income of foreign subsidiaries, which is taxed at higher rates than the U.S., offset by a taxable loss in the U.S. primarily due to the amortization of the inventory step-up and other merger expenses.

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

Deferred tax assets and liabilities are primarily due to amounts recorded in connection with the Merger. A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. There was no valuation allowance as of September 30, 2006 and December 31, 2005 as the Company believes it is more likely than not that the deferred tax assets will be realized.


7. Long - Term Debt

Long - term debt consisted of the following:

                                                     September 30,  December 31,
                                                        2006           2005
                                                      --------       --------

8% senior subordinated notes, net of unamortized
   discount of $931 in 2006 and $1,034 in 2005          $174,069        $173,966
Senior secured floating rate notes                       185,000         185,000
Borrowings under revolving credit agreement               17,000          22,000
Mortgages on land and buildings                            1,260           1,254
Obligations under capital leases                             111             206
                                                        --------        --------
                                                         377,440         382,426
Less current portion                                         166             185
                                                        --------        --------

                                                        $377,274        $382,241
                                                        ========        ========


The $85,000 asset-based revolving credit facility ("the ABL Credit Facility") requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100,000, expires on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income (loss). As of September 30, 2006, the Company recorded a liability of $67 in the accompanying consolidated balance sheet and recorded after-tax net losses of $419 and $41 in accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2006, respectively. No hedge ineffectiveness was recorded during the three and nine months ended September 30, 2006.

On June 5, 2006, the Company issued a $500 irrevocable and unconditional letter of credit for the benefit of the Company's insurance carrier as security for the general liability, workers compensation and automobile liability policies. Such letter of credit was subsequently increased to $750 on July 3, 2006.

On July 14, 2006, a registration statement filed pursuant to the Securities Act of 1933, as amended, registering the exchange offer for the $185,000 senior secured floating rate notes became effective. On August 11, 2006, the Company completed the exchange offer of the privately placed notes for SEC registered notes.

8. Employee Pension Plans

The Company maintains two non-contributory defined benefit pension plans covering all U.S. eligible employees. The Del Non-Union Plan formula is based on years of service and the employee's compensation during the five years before retirement. The Del LaCross Union Plan formula is based on years of service. The LaCross Plan covers former employees of the Company's Newark, New Jersey facility which ceased operations during 2002. As a result of this closure, more than 20% of plan participants in the LaCross Plan were terminated, which resulted in a partial termination of the plan. Due to the partial termination of the plan, all affected participants became fully vested in their accrued benefits at their termination date. As a result of the closure of the Company's Little Falls facility (see Note 9 for further information), there was a partial curtailment of the Del Non-Union Plan, resulting in the recording of a benefit of $994 during the third quarter of 2006. Assets held by these plans consist of cash and cash equivalents, fixed income securities consisting of U.S. government and corporate bonds and common stocks. The Company also has a defined benefit supplemental executive retirement plan (SERP) for certain of its executives. The SERP is a non-qualified plan under the Internal Revenue Code. The assets in the SERP trust are considered assets of the Company, not plan assets, and as such, are included in other assets on the accompanying consolidated balance sheets. The assets of the SERP, which consist of cash and cash equivalents, are held-to-maturity securities and, as such, are carried at cost plus accrued interest.

As a result of the Merger, the Company recorded a fair value adjustment to its pension assets and liabilities of $10,548 during the quarter ended March 31, 2005. The adjustment was the result of an increase of $9,870 in liabilities and a reduction of plan assets of $678.


Components of Net Periodic Benefit Cost
---------------------------------------

The components of net periodic benefit costs of the Company's domestic plans are set forth in the following tables:


                       July 1, 2006 - September 30, 2006
                       ---------------------------------

                                             Del Non-     Del LaCross
                                            Union Plan       Plan         SERP
                                            ----------       ----         ----

Service cost                                $   860        $  --       $    5
Interest cost                                   677           16          103
Expected return on plan assets                 (714)         (16)         --
Recognized net loss                            --             --           35
Curtailment                                    (994)          --          --
                                            -------        ------      --------
Net periodic cost (benefit)                 $  (171)       $  --       $  143
                                            =======        ======      ========



                       July 1, 2005 - September 30, 2005
                       ---------------------------------

                                             Del Non-     Del LaCross
                                            Union Plan       Plan         SERP
                                            ----------       ----         ----

Service cost                                $   928        $  --       $    8
Interest cost                                   654            18         108
Expected return on plan assets                 (621)          (17)         --
Recognized net loss                               3           --           --
                                            -------        ------      --------
Net periodic cost                           $   964        $    1      $   116
                                            =======        ======      ========

                      January 1, 2006 - September 30, 2006
                      ------------------------------------

                                             Del Non-     Del LaCross
                                            Union Plan       Plan         SERP
                                            ----------       ----         ----

Service cost                                $ 2,892        $  --       $    11
Interest cost                                 2,108            48          309
Expected return on plan assets               (2,150)          (48)         --
Recognized net loss                            --             --            99
Curtailment                                    (994)          --           --
                                            -------        ------      --------
Net periodic cost                           $ 1,856        $  --       $   419
                                            =======        ======      ========


                      February 1, 2005 - September 30, 2005
                      -------------------------------------

                                             Del Non-     Del LaCross
                                            Union Plan       Plan         SERP
                                            ----------       ----         ----

Service cost                                $ 2,456        $  --       $    21
Interest cost                                 1,736            48          288
Expected return on plan assets               (1,659)          (45)         --
Recognized net loss                               6           --           --
                                            -------        ------      --------
Net periodic cost                           $ 2,539        $    3      $   309
                                            =======        ======      ========


                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005
                       ----------------------------------

                                             Del Non-     Del LaCross
                                            Union Plan       Plan         SERP
                                            ----------       ----         ----

Service cost                                $   300        $    --      $    3
Interest cost                                   214              6          36
Expected return on plan assets                 (207)            (6)        --
Recognized prior service cost                     4             --          12
Recognized net loss                              77              2           7
                                            -------        -------     --------
Net periodic cost                           $   388        $     2     $    58
                                            =======        =======     ========



Contributions
-------------

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute in 2006 approximately $4,845 and $932 to its Non-Union Plan and SERP, respectively, and did not anticipate that a contribution would be made to the LaCross Plan. As of September 30, 2006, $3,749 and $666 of contributions have been made to its Non-Union Plan and SERP, respectively, and no contributions have been made to the LaCross Plan. The Company presently anticipates contributing an additional $836 to fund its Non-Union Plan for a total of $4,585, contributing an additional $223 to fund its SERP for a total of $889 and making no additional contributions to the LaCross Plan.

9. Restructuring and Severance

On August 15, 2005, Mr. William McMenemy resigned as President and Chief Executive Officer effective August 19, 2005 but remained on the Board of Directors of the Company. Also in August 2005, the Company announced a workforce reduction program implemented in September 2005 to streamline the Company's organization and reduce costs. As of December 31, 2005, 55 positions, including long-term consultants, were eliminated. Pursuant to Mr. McMenemy's severance agreement and the Company's formal severance policy, a charge of $2,003 for severance costs and related benefits was recorded during the third and fourth quarters of 2005, of which $1,499 was paid as of September 30, 2006. The balance will be paid over 5 months. During the three and nine months ended September 30, 2006, additional severance costs and related benefits of $174 and $493, respectively, were recorded, of which $371 was paid as of September 30, 2006. The balance will be paid over 4 months.

On January 13, 2006, the Company announced that it planned to cease the manufacturing activities at its facility in Little Falls, New York. The Company transferred a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and outsourced the remainder. In addition, the Company is in the process of closing several of its short-term leased warehouse facilities in upstate New York and converting the Little Falls facility to a warehouse to store a portion of the Company's inventory. As of September 30, 2006, the Company has substantially completed these activities.

Pursuant to the Company's formal severance policy, a charge of $1,243 for severance costs and related benefits for approximately 291 employees was recorded in December 2005 in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Additional severance benefits earned for future services by employees being terminated are being recognized as a charge in the consolidated financial statements as such severance benefits are earned. During the three and nine months ended September 30, 2006, charges of $76 and $274, respectively, were recorded for such earned benefits, in addition to adjustments of $(67) and $(110), respectively, to the initial accrual. Also during the nine months ended September 30, 2006, the Company recorded charges to cost of goods sold of $392, related to moving costs for relocated inventory, break down, moving and start-up costs associated with equipment transfers and other related charges. As of September 30, 2006, $587 of severance benefits has been paid and 267 employees have been terminated. During the remainder of 2006, the Company estimates that it will incur approximately $176 for additional severance and relocation costs. Such additional costs will be charged to the Cosmetic segment. Remaining cash payments relating to severance costs and related benefits of approximately $820 are expected to be made through the end of the second quarter of 2007.

A summary of the activity in the accrual for the Little Falls restructuring is as follows:



                Balance at December 31, 2005             $1,243
                            Provision                       274
                            Payments                       (587)
                            Adjustments                    (110)
                                                         ------
                Balance at September 30, 2006            $  820
                                                         =======

In connection with the Little Falls restructuring, in September 2006, the Company entered into an agreement to sell (subject to the completion of due diligence) land and buildings located in Little Falls, New York to an unrelated third party for $3.0 million. The sale is anticipated to close by year end. The Company also anticipates entering into a lease agreement with the buyer of this property for a lease term of 6 years, which can be extended at the Company's option, for 2 additional 2 year terms. The land and buildings located in Little Falls, New York have a net book value of $3.2 million as of September 30, 2006.

10. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:





                                                                                                            Predecessor
                                              Three Months Ended                                               Period
                                        -------------------------------                                        ------

                                        July 1, 2006 -   July 1, 2005 -  Jan. 1, 2006 -   Feb. 1, 2005 -   Jan. 1, 2005 -
                                       Sept. 30, 2006   Sept. 30, 2005   Sept. 30, 2006   Sept. 30, 2005   Jan. 31, 2005
                                       --------------   --------------   --------------   --------------   -------------

Net earnings (loss)                     $    168          $  1,932          $ (6,186)         $(11,404)      $  1,977
Other comprehensive income (loss)
   Foreign currency translation
     gain / (loss)                            13               675               672               812           (346)
   Unrealized loss on swap agreements       --                 (31)             --                 (31)          --
   Change in fair value of interest
     rate Collar, net of taxes              (419)             --                 (41)             --             --
                                        --------          --------          --------          --------       --------
Total comprehensive income (loss)       $   (238)         $  2,576          $ (5,555)         $(10,623)      $  1,631
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





                                                                                                       Predecessor
                                         THREE MONTHS ENDED                                              Period
                                     -------------------------------                                   -----------

                                     July 1, 2006 -    July 1, 2005 -    Jan. 1, 2006 - Feb. 1, 2005 - Jan. 1, 2005-
                                     Sept. 30, 2006   Sept. 30, 2005   Sept. 30, 2006  Sept. 30, 2005  Jan. 31, 2005
                                     --------------   --------------   --------------  --------------  -------------


 Net sales:
    Cosmetic                            $  88,612       $  83,670       $ 250,638       $ 225,987       $  14,756
    Pharmaceutical                         22,994          21,122          65,202          58,626           3,450
                                        ---------       ---------       ---------       ---------       ---------
    Consolidated                        $ 111,606       $ 104,792       $ 315,840       $ 284,613       $  18,206
                                        =========       =========       =========       =========       =========

 Operating income (loss):
   Cosmetic                             $   4,260       $     (49)      $   6,062       $  (6,914)      $ (17,714)
   Pharmaceutical                           5,997           2,200          11,805           7,847          (4,247)
                                        ---------       ---------       ---------       ---------       ---------
   Consolidated                            10,257           2,151          17,867             933         (21,961)

 Other income (expense):
    Gain on sale of building and land        --              --                41            --              --
    Interest expense, net                  (9,385)         (7,297)        (27,659)        (19,029)           (264)
    Other income (expense), net                43             420             335             497            (232)
                                        ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes       $     915       $  (4,726)      $  (9,416)      $ (17,599)      $ (22,457)
                                        =========       =========       =========       =========       =========


 Depreciation and amortization:
    Cosmetic                            $   2,985       $   2,298       $   9,013       $   6,438       $     707
    Pharmaceutical                            807             736           2,386           1,953              41
                                        ---------       ---------       ---------       ---------       ---------
    Consolidated                        $   3,792       $   3,034       $  11,399       $   8,391       $     748
                                        =========       =========       =========       =========       =========


 Amortization of display fixtures:
    Cosmetic                            $   2,897       $   2,362       $   7,387       $   6,064       $     764
    Pharmaceutical                           --              --              --              --              --
                                        ---------       ---------       ---------       ---------       ---------
    Consolidated                        $   2,897       $   2,362       $   7,387       $   6,064       $     764
                                        =========       =========       =========       =========       =========



Operating income for the three and nine months September 30, 2006 includes severance expense of $183 and $657, respectively, which was all charged to the Cosmetic segment.



12. Sale of Property

In June 2006, the Company sold land and a building located in Newark, New Jersey to an unrelated third party for net proceeds of $493 and incurred additional closing costs of $2. The land and building had a net book value of $450, resulting in a gain on the sale of $41.

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



                           CONSOLIDATING BALANCE SHEET
                               September 30, 2006


                                                                     Guarantor     Non-Guarantor
                                                       Issuer       Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                       ------       ------------    ------------   ------------    ------------
         ASSETS

Current assets:
   Cash and cash equivalents                         $   3,869       $    (800)      $   1,966       $    --         $   5,035
   Accounts receivable                                  51,336          15,654           6,980            --            73,970
   Inventories                                          84,318          10,652          13,324            (174)        108,120
   Deferred income taxes                                 8,983             885             341            --            10,209
   Prepaid expenses and other
      current assets                                     3,252             573             542            --             4,367
                                                     ---------       ---------       ---------       ---------       ---------
        Total current assets                           151,758          26,964          23,153            (174)        201,701

Property, plant and equipment, net                      39,681           1,802           3,977            --            45,460
Intercompany                                            87,539         (72,765)        (14,774)           --              --
Intangibles arising from
      acquisitions, net                                168,833          86,517            --              --           255,350
Goodwill                                               129,295            --              --              --           129,295
Other assets                                            28,195               1           1,852            --            30,048
Note receivable                                          6,430            --              --            (6,430)           --
Deferred income taxes                                   33,280            --              --              --            33,280
                                                     ---------       ---------       ---------       ---------       ---------
        Total assets                                 $ 645,011       $  42,519       $  14,208       $  (6,604)      $ 695,134
                                                     =========       =========       =========       =========       =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                 $     105       $    --         $      61       $    --         $     166
   Accounts payable                                     23,514           2,972           3,209            --            29,695
   Accrued liabilities                                  31,181           5,012           2,619            --            38,812
                                                     ---------       ---------       ---------       ---------       ---------
        Total current liabilities                       54,800           7,984           5,889            --            68,673

Long-term debt, less current portion                   376,075            --             1,199            --           377,274
Long-term pension liability,
      less current portion                              19,231            --              --              --            19,231
Deferred liability                                       1,525            --              --              --             1,525
Deferred income taxes                                   72,349          35,660             169            --           108,178
Note payable                                              --              --             6,430          (6,430)           --
                                                     ---------       ---------       ---------       ---------       ---------
        Total liabilities                              523,980          43,644          13,687          (6,430)        574,881
                                                     ---------       ---------       ---------       ---------       ---------

Shareholders' equity:
   Common stock $.01 par value,
      authorized 1,000 shares;
      issued 1,000 shares                                 --              --              --              --              --
   Additional paid-in capital                          146,092            --                 5            --           146,097
   Accumulated other comprehensive
      income (loss)                                       (289)           --             1,373            --             1,084
   Retained deficit                                    (24,772)         (1,125)           (857)           (174)        (26,928)
                                                     ---------       ---------       ---------       ---------       ---------

        Total shareholders' equity (deficit)           121,031          (1,125)            521            (174)        120,253
                                                     ---------       ---------       ---------       ---------       ---------


        Total liabilities and shareholders' equity   $ 645,011       $  42,519       $  14,208       $  (6,604)      $ 695,134
                                                     =========       =========       =========       =========       =========



                           CONSOLIDATING BALANCE SHEET
                                December 31, 2005


                                                                           Guarantor      Non-Guarantor
                                             Issuer       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                             ------       ------------    ------------    ------------    ------------
         ASSETS

Current assets:
   Cash and cash equivalents               $   1,862       $    (434)      $   1,174       $    --         $   2,602
   Accounts receivable, net                   52,828          14,432           5,051            --            72,311
   Inventories                                96,609          10,878          14,810            --           122,297
   Deferred income taxes                      10,967             186            --              --            11,153
   Prepaid expenses and other
      current assets                           3,345             478           1,486            --             5,309
                                           ---------       ---------       ---------       ---------       ---------
              Total current assets           165,611          25,540          22,521            --           213,672

Property, plant and equipment, net            43,214           2,214           4,065            --            49,493
Intercompany                                  92,644         (76,708)        (15,936)           --              --
Intangibles arising from
      acquisitions, net                      170,978          88,309            --              --           259,287
Goodwill                                     127,291            --              --              --           127,291
Other assets                                  28,880            --             1,196            --            30,076
Note receivable                                6,430            --              --            (6,430)           --
Deferred income taxes                         62,735         (34,991)           --              --            27,744
                                           ---------       ---------       ---------       ---------       ---------
              Total assets                 $ 697,783       $   4,364       $  11,846       $  (6,430)      $ 707,563
                                           =========       =========       =========       =========       =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt       $     129       $    --         $      56       $    --         $     185
   Accounts payable                           29,870           3,324           1,944            --            35,138
   Accrued liabilities                        30,146           3,607           1,721            --            35,474
                                           ---------       ---------       ---------       ---------       ---------
              Total current liabilities       60,145           6,931           3,721            --            70,797

Long-term debt, less current portion         381,044            --             1,197            --           382,241
Long-term pension liability, less
      current portion                         20,447            --              --              --            20,447
Deferred liability                             1,062            --              --              --             1,062
Deferred income taxes                        107,279             872              14            --           108,165
Note payable                                    --              --             6,430          (6,430)           --
                                           ---------       ---------       ---------       ---------       ---------
              Total liabilities              569,977           7,803          11,362          (6,430)        582,712
                                           ---------       ---------       ---------       ---------       ---------

Shareholders' equity:
         Common stock $.01 par value,
            authorized  1,000 shares;
            issued 1,000 shares                 --              --              --              --              --
         Additional paid-in capital          145,135            --                 5            --           145,140
         Accumulated other comprehensive
            income (loss)                       (248)           --               701            --               453
         Retained deficit                    (17,081)         (3,439)           (222)           --           (20,742)
                                           ---------       ---------       ---------       ---------       ---------

              Total shareholders' equity
                  (deficit)                  127,806          (3,439)            484            --           124,851
                                           ---------       ---------       ---------       ---------       ---------


              Total liabilities and
                  shareholders' equity     $ 697,783       $   4,364       $  11,846       $  (6,430)      $ 707,563
                                           =========       =========       =========       =========       =========




                      CONSOLIDATING STATEMENT OF OPERATIONS
                        July 1, 2006 - September 30, 2006


                                                            Guarantor      Non-Guarantor
                                              Issuer       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                              ------       ------------    ------------    ------------    ------------

Net sales                                   $  77,596       $  22,148       $  12,438       $    (576)      $ 111,606

Cost of goods sold                             46,479           6,282           5,897            (402)         58,256
                                            ---------       ---------       ---------       ---------       ---------

Gross profit                                   31,117          15,866           6,541            (174)         53,350

Selling and administrative expenses            21,121          16,279           5,510            --            42,910
Severance expenses                                183            --              --              --               183
                                            ---------       ---------       ---------       ---------       ---------

     Operating income (loss)                    9,813            (413)          1,031            (174)         10,257

Other income (expense):
     Interest expense, net                     (9,331)           --               (54)           --            (9,385)
     Other income, net                             21               1              21            --                43
                                            ---------       ---------       ---------       ---------       ---------


Earnings (loss) before income taxes               503            (412)            998            (174)            915
Provision for (benefit from) income taxes          46            (472)          1,173            --               747
                                            ---------       ---------       ---------       ---------       ---------

     Net earnings (loss)                    $     457       $      60       $    (175)      $    (174)      $     168
                                            =========       =========       =========       =========       =========




                      CONSOLIDATING STATEMENT OF OPERATIONS
                        July 1, 2005 - September 30, 2005


                                                            Guarantor      Non-Guarantor
                                              Issuer      Subsidiaries     Subsidiaries    Eliminations   Consolidated
                                              ------      ------------     ------------    ------------   ------------

Net sales                                   $  73,857       $  20,048       $  10,887          $--         $ 104,792

Cost of goods sold                             46,415           7,115           5,738           --            59,268
                                            ---------       ---------       ---------          ---         ---------

Gross profit                                   27,442          12,933           5,149           --            45,524

Selling and administrative expenses            23,920          12,831           4,407           --            41,158
Severance expenses                              1,978            --              --             --             1,978
Merger expenses                                   237            --              --             --               237
                                            ---------       ---------       ---------          ---         ---------

     Operating income                           1,307             102             742           --             2,151

Other income (expense):
     Interest expense, net                     (7,225)           --               (72)          --            (7,297)
     Other income, net                             60              14             346           --               420
                                            ---------       ---------       ---------          ---         ---------


Earnings (loss) before income taxes            (5,858)            116           1,016           --            (4,726)
Provision for (benefit from) income taxes      (7,692)            536             498           --            (6,658)
                                            ---------       ---------       ---------          ---         ---------

     Net earnings (loss)                    $   1,834       $    (420)      $     518          $--         $   1,932
                                            =========       =========       =========          ===         =========



                      CONSOLIDATING STATEMENT OF OPERATIONS
                      January 1, 2006 - September 30, 2006


                                                             Guarantor    Non-Guarantor
                                              Issuer       Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                              ------       ------------   ------------    ------------    ------------

Net sales                                   $ 223,086       $  61,857      $  31,473       $    (576)      $ 315,840

Cost of goods sold                            130,246          18,279         16,390            (402)        164,513
                                            ---------       ---------      ---------       ---------       ---------

Gross profit                                   92,840          43,578         15,083            (174)        151,327

Selling and administrative expenses            76,533          41,418         14,852            --           132,803
Severance expenses                                657            --             --              --               657
                                            ---------       ---------      ---------       ---------       ---------

     Operating income                          15,650           2,160            231            (174)         17,867

Other income (expense):
     Gain on sale of land and building             41            --             --              --                41
     Interest expense, net                    (27,471)           --             (188)           --           (27,659)
     Other income, net                             15               8            312            --               335
                                            ---------       ---------      ---------       ---------       ---------


Earnings (loss) before income taxes           (11,765)          2,168            355            (174)         (9,416)
Provision for (benefit from) income taxes      (4,959)            739            990            --            (3,230)
                                            ---------       ---------      ---------       ---------       ---------

     Net earnings (loss)                    $  (6,806)      $   1,429      $    (635)      $    (174)      $  (6,186)
                                            =========       =========      =========       =========       =========





                      CONSOLIDATING STATEMENT OF OPERATIONS
                      February 1, 2005 - September 30, 2005



                                                           Guarantor       Non-Guarantor
                                              Issuer      Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                              ------      ------------     ------------   ------------   ------------

Net sales                                   $ 202,350       $  55,650       $  26,613       $    --        $ 284,613

Cost of goods sold                            129,295          19,032          14,166            --          162,493
                                            ---------       ---------       ---------       ---------      ---------

Gross profit                                   73,055          36,618          12,447            --          122,120

Selling and administrative expenses            66,736          35,860          11,725            --          114,321
Severance expenses                              1,978            --              --              --            1,978
Merger expenses                                 4,187             701            --              --            4,888
                                            ---------       ---------       ---------       ---------      ---------

     Operating income                             154              57             722            --              933

Other income (expense):
     Interest expense, net                    (18,835)           --              (194)           --          (19,029)
     Other income, net                             59              12             426            --              497
                                            ---------       ---------       ---------       ---------      ---------


Earnings (loss) before income taxes           (18,622)             69             954            --          (17,599)
Provision for (benefit from) income taxes      (7,460)            523             742            --           (6,195)
                                            ---------       ---------       ---------       ---------      ---------

     Net earnings (loss)                    $ (11,162)      $    (454)      $     212       $    --        $ (11,404)
                                            =========       =========       =========       =========      =========



                      CONSOLIDATING STATEMENT OF OPERATIONS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005


                                                    Guarantor      Non-Guarantor
                                       Issuer      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                       ------      ------------    ------------   ------------   ------------

Net sales                             $ 13,389       $  3,129       $  1,688          $--         $ 18,206

Cost of goods sold                       7,890            952            876           --            9,718
                                      --------       --------       --------          ---         --------

Gross profit                             5,499          2,177            812           --            8,488

Selling and administrative expenses      7,140          3,270          1,065           --           11,475
Merger expenses                         15,483          3,491           --             --           18,974
                                      --------       --------       --------          ---         --------

     Operating loss                    (17,124)        (4,584)          (253)          --          (21,961)

Other income (expense):
     Interest expense, net                (239)          --              (25)          --             (264)
     Other expense, net                    (11)          --             (221)          --             (232)
                                      --------       --------       --------          ---         --------


Loss before income taxes               (17,374)        (4,584)          (499)          --          (22,457)
Benefit from income taxes              (24,273)          --             (161)          --          (24,434)
                                      --------       --------       --------          ---         --------

     Net earnings (loss)              $  6,899       $ (4,584)      $   (338)         $--         $  1,977
                                      ========       ========       ========          ===         ========




                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      January 1, 2006 - September 30, 2006

                                                                       Guarantor      Non-Guarantor
                                                           Issuer     Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                           ------     ------------    ------------   ------------    ------------
Cash flows provided by (used in)
  operating activities:
Net earnings (loss)                                      $ (6,806)      $  1,429       $   (635)      $   (174)      $ (6,186)
Adjustments to reconcile net earnings
  (loss) to net cash provided by
  (used in) operating activities:
Depreciation and amortization                               8,656          2,451            293             (1)        11,399
Amortization of display fixtures                            6,962           --              425           --            7,387
Amortization of deferred financing fees
  and original issue discount                               2,057           --             --             --            2,057
Non-cash stock compensation                                   917           --             --             --              917
Deferred income taxes                                      (4,681)           739           --             --           (3,942)
Provision for excess and slow moving inventory              6,483            811          1,385           --            8,679
Provision for doubtful accounts                                69            (64)          --             --                5
Gain on sale of assets                                        (97)          --             --             --              (97)
Other non-cash operating items                               --             --             (275)          --             (275)
Changes in operating assets and liabilities:
        Accounts receivable                                   538           (273)        (1,741)          --           (1,476)
        Inventories                                         5,808           (585)           666            174          6,063
        Prepaid expenses and other current assets              92            (95)         1,004           --            1,001
        Other assets                                       (7,702)            (1)        (1,061)          --           (8,764)
        Accounts payable                                   (6,356)          (352)         1,202           --           (5,506)
        Accrued liabilities                                 1,693           (236)           647           --            2,104
        Deferred liability                                    463           --             --             --              463
        Pension liability (net)                            (1,601)          --             --             --           (1,601)
        Intercompany receivables / payables                 5,104         (3,943)        (1,277)           116           --
                                                         --------       --------       --------       --------       --------

          Net cash provided by (used in)
            operating activities                           11,599           (119)           633            115         12,228
                                                         --------       --------       --------       --------       --------

Cash flows provided by (used in) investing activities:
        Net proceeds from sale of assets                      707           --             --             --              707
        Property, plant and equipment additions            (4,486)          (247)           (41)          --           (4,774)
                                                         --------       --------       --------       --------       --------

          Net cash used in investing activities            (3,779)          (247)           (41)          --           (4,067)
                                                         --------       --------       --------       --------       --------

Cash flows provided by (used in) financing activities:
        Principal payments under revolving
            credit agreement, net                          (5,000)          --             --             --           (5,000)
        Principal payments under mortgages                   --             --              (44)          --              (44)
        Payment of deferred financing fees                   (758)          --             --             --             (758)
        Contributed capital                                    40           --             --             --               40
        Payment of capital lease obligations                  (95)          --             --             --              (95)
                                                         --------       --------       --------       --------       --------

          Net cash used in financing activities            (5,813)          --              (44)          --           (5,857)
                                                         --------       --------       --------       --------       --------

Effect of exchange rate changes on cash                      --             --              244           (115)           129
                                                         --------       --------       --------       --------       --------

Net increase (decrease) in cash and cash equivalents        2,007           (366)           792           --            2,433

Cash and cash equivalents at beginning of period            1,862           (434)         1,174           --            2,602
                                                         --------       --------       --------       --------       --------

Cash and cash equivalents at end of period               $  3,869       $   (800)      $  1,966       $   --         $  5,035
                                                         ========       ========       ========       ========       ========



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     February 1, 2005 - September 30, 2005



                                                                      Guarantor   Non-Guarantor
                                                           Issuer    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                           ------    ------------  ------------  ------------  ------------
Cash flows provided by (used in)
  operating activities:
Net earnings (loss)                                      $ (11,134)   $    (454)   $     161    $      23    $ (11,404)
Adjustments to reconcile net earnings
 (loss) to net cash provided by
 (used in) operating activities:
Depreciation and amortization                                7,649          402          323           17        8,391
Amortization of display fixtures                             5,659         --            405         --          6,064
Amortization of inventory fair value adjustment              4,945        2,278          860         --          8,083
Amortization of deferred financing fees
  and original issue discount                                1,516         --           --           --          1,516
Deferred income taxes                                       (8,626)         352         --           --         (8,274)
Provision for excess and slow moving inventory               5,706        1,030          387         --          7,123
Provision for doubtful accounts                                 30          (28)        --           --              2
Other non-cash operating items                                   9         --           (437)        --           (428)
Changes in operating assets and liabilities:
        Accounts receivable                                 (6,455)      (1,280)      (2,604)        --        (10,339)
        Inventories                                         (4,144)       5,336       (1,611)        --           (419)
        Prepaid expenses and other current assets           (1,497)         192         (420)        --         (1,725)
        Other assets                                        (9,572)          15         (442)        --         (9,999)
        Accounts payable                                    (5,184)        (948)         (18)        --         (6,150)
        Accrued liabilities                                (16,427)        (560)       1,007         --        (15,980)
        Pension liability (net)                                (15)        --           --           --            (15)
        Income taxes receivable / payable                     (517)         427         (385)         (23)        (498)
        Intercompany receivables / payables                  4,176       (6,695)       2,451           68         --
                                                         ---------    ---------    ---------    ---------    ---------

          Net cash provided by (used in)
            operating activities                           (33,881)          67         (323)          85      (34,052)
                                                         ---------    ---------    ---------    ---------    ---------

Cash flows provided by (used in) investing activities:
        Property, plant and equipment additions             (4,140)         (26)         (21)        --         (4,187)
        Purchase of Del Laboratories, Inc                 (377,233)        --           --           --       (377,233)
                                                         ---------    ---------    ---------    ---------    ---------

          Net cash used in investing activities           (381,373)         (26)         (21)        --       (381,420)
                                                         ---------    ---------    ---------    ---------    ---------

Cash flows provided by (used in) financing activities:
        Borrowings under revolving credit agreement          5,000         --           --           --          5,000
        Principal payments under mortgages                    --           --            (40)        --            (40)
        Principal payments under term loan                  (1,500)        --           --           --         (1,500)
        Repayment of existing debt in connection
            with merger                                    (69,316)        --           --           --        (69,316)
        Issuance of senior subordinated notes              173,845         --           --           --        173,845
        Issuance of term loan                              200,000         --           --           --        200,000
        Payment of deferred financing and other
            merger related fees                            (29,305)        --           --           --        (29,305)
        Contributed capital                                138,200         --           --           --        138,200
        Payment of capital lease obligations                   (89)        --           --           --            (89)
                                                         ---------    ---------    ---------    ---------    ---------

          Net cash provided by (used in)
            financing activities                           416,835         --            (40)        --        416,795
                                                         ---------    ---------    ---------    ---------    ---------

Effect of exchange rate changes on cash                       --           --             75          (85)         (10)
                                                         ---------    ---------    ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents         1,581           41         (309)        --          1,313

Cash and cash equivalents at beginning of period             1,054         (115)       1,438         --          2,377
                                                         ---------    ---------    ---------    ---------    ---------

Cash and cash equivalents at end of period               $   2,635    $     (74)   $   1,129    $    --      $   3,690
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
                                                         ========       ========       ========       ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
        ------------------------------------------------------------------------

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


Operational Initiatives
------------------------

In addition to the Company's focus on realizing cost savings, the Company is committed to improving the efficiency of its operations. In mid-2005, the Company engaged Synergetics Installations Worldwide, Inc., or Synergetics, a leading management consulting firm specializing in providing supply chain management advice to manufacturing companies. Synergetics has completed an assessment of the Company's operations, and with the Company has jointly developed a plan to implement a number of sales and operational process improvements that the Company believes will reduce inefficiencies and improve customer service as well as assist the Company in realizing previously identified cost savings. Specifically, the Company is in the process of implementing sales and operational process initiatives designed to improve:


o the Company's sales forecasting, demand planning and production scheduling, which the Company expects will allow it to improve manufacturing productivity, reduce manufacturing costs and improve customer service levels;

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

The Company currently anticipates implementing these and other initiatives by the end of 2006. Upon completion of these initiatives, the Company anticipates annualized cost savings of approximately $10.0 million. The Company estimates that it will incur one-time consulting fees and implementation costs associated with these anticipated cost savings of approximately $4.9 million, of which $3.9 million have been incurred to date.

The Company continues to actively evaluate its product mix, required inventory levels to support the service level demands of its customers and the appropriateness of its inventory reserves. This evaluation addresses the usage of existing inventory either within current products, or through the production and sale of promotional inventory or special products. Inventory reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, the timing of new product introductions, customer inventory levels, retailer consolidations, fashion-oriented color cosmetic trends or competitive conditions differ from expectations.

During the first nine months of 2006, total net inventory decreased from $122.3 million at December 31, 2005 to $108.1 million at September 30, 2006. Provisions and write-downs for excess and slow moving inventories for the nine months ended September 30, 2006 have increased to $8.7 million from $7.1 million for the comparable prior year period, as a result of the Company (i) exiting non-core product lines, (ii) refinements of sales forecasting and demand planning activities, (iii) increasing the volume of finished goods produced at third parties which hindered the usefulness of existing inventory components, (iv) incurring losses on the disposition of certain slow moving products and (v) changes in market conditions for close-out inventory product offerings.


The Merger Transactions
------------------------

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

Accounting for the Merger
--------------------------

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

Three Months ended September 30, 2006 compared to Three Months ended September
------------------------------------------------------------------------------
30, 2005
--------

The Company's net sales for the three months ended September 30, 2006 were $111.6 million, an increase of $6.8 million, or 6.5% compared to net sales of $104.8 million for the three months ended September 30, 2005.

The Cosmetic segment of the business generated net sales for the three months ended September 30, 2006 of $88.6 million, an increase of $4.9 million, or 5.9% compared to net sales of $83.7 million for the three months ended September 30, 2005. Net sales increased primarily due to lower returns and allowances, higher shipments of the SALLY HANSEN(R) lip, JUST FEET, and bleaches and depilatories product lines, as well as higher international shipments, partially offset by lower shipments in LACROSS(R), N.Y.C. NEW YORK COLOR(R) and non-core product lines. As reported by ACNielsen, the SALLY HANSEN(R) brand remains the number one brand in the mass market nail care category with a 24.8% share of market for the quarter. In nail enamel, the SALLY HANSEN(R) brand holds the number one market share position with a 37.0% share of market. SALLY HANSEN(R) has the number one market share position in nail treatment with a 47.6% share of market for the quarter and holds the number one market share position in bleaches and depilatories with a 31.7% of market for the quarter. LACROSS(R) has the number two market share position in nail and beauty implements with a 15.6% share of the market for the quarter.

The over-the-counter Pharmaceutical segment of the business generated net sales for the three months ended September 30, 2006 of $23.0 million, an increase of $1.9 million, or 8.9% compared to net sales of $21.1 million for the three months ended September 30, 2005. Net sales increased primarily due to higher shipments in the ORAJEL(R) line of oral analgesics. ORAJEL(R), the core brand of the Pharmaceutical segment maintained its leadership position in the oral analgesics category with a 34.5% share of market for the third quarter, as reported by IRI.

Cost of goods sold for the three months ended September 30, 2006 was $58.3 million, or 52.2% of net sales, compared to $59.3 million or 56.6% of net sales for the three months ended September 30, 2005. This decrease reflects cost savings achieved as a result of continued operational improvements and a continued trend in the Company's business towards higher margin products, primarily in the Cosmetic segment. In accordance with SFAS No. 151, the Company recorded a charge to cost of goods sold of $1.8 million, or 1.6% of net sales relating to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility. Cost of goods sold for the three months ended September 30, 2006 includes a provision and write-down for excess and slow moving inventories of $4.1 million, an increase of $0.5 million over the comparable prior year period. Cost of goods sold for the three months ended September 30, 2005 included approximately $2.5 million, or 2.4% of net sales related to the increase in inventories to fair value as a result of purchase accounting.

Selling and administrative expenses for the three months ended September 30, 2006 was $42.9 million, or 38.4% of net sales, compared to $41.2 million or 39.3% of net sales for the three months ended September 30, 2005. The increase in selling and administrative expenses for 2006 as compared to 2005 is primarily due to $1.1 million of additional costs related to the Company's Annual Incentive Plan, $0.6 million of higher display fixtures amortization and $0.6 million of higher freight costs, partially offset by lower advertising expenses of $0.9 million due to the timing of expenditures.

Merger expenses for the three months ended September 30, 2005 of $0.2 million were primarily related to legal and advisory fees and expenses incurred in connection with the Merger.

On January 13, 2006, the Company announced that it planned to cease the manufacturing activities at its facility in Little Falls, New York. The Company transferred a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and outsourced the remainder. In addition, the Company is in the process of closing several of its short-term leased warehouse facilities in upstate New York and converting the Little Falls facility to a warehouse to store a portion of the Company's inventory. As of September 30, 2006, the Company has substantially completed these activities. Pursuant to the Company's formal severance policy, a charge of $1.2 million for severance costs and related benefits for approximately 291 employees was recorded in December 2005. Additional severance benefits for future services by employees being terminated are being recognized as a charge in the consolidated financial statements as such severance benefits are earned. As a result of the closure of the Little Falls facility, there was a partial curtailment of the Del Non-Union Plan, resulting in the recording of a benefit of $1.0 million during the third quarter of 2006.

Net interest expense for the three months ended September 30, 2006 of $9.4 million was primarily attributable to interest incurred on the $185.0 million of Notes, the $175.0 million of Subordinated Notes and the ABL Credit Facility.

Net interest expense for the three months ended September 30, 2005 of $7.3 million was primarily attributable to interest incurred on the $200.0 million prior term loan facility and the $175.0 million of Subordinated Notes.

Income tax expense for the three months ended September 30, 2006 of $0.7 million includes the effect of adjusting the year to date expense to the Company's expected effective tax rate of 35.4% for the year ending December 31, 2006 and a charge of $0.1 million relating to prior periods. The expected tax rate of 35.4% was principally the result of projected taxable income of foreign subsidiaries, which is taxed at higher rates than the U.S., offset by a projected taxable loss in the U.S.

Income tax benefit for the three months ended September 30, 2005 of $6.7 million was based on the Company's expected effective tax rate of 35.0% for the period February 1, 2005 to December 31, 2005.

Nine Months ended September 30, 2006 compared to Nine Months ended September 30,
--------------------------------------------------------------------------------
2005
----

The following table sets forth the Company's results of operations for the nine months ended September 30, 2006, the Successor Period February 1, 2005 to September 30, 2005 and the Predecessor Period January 1, 2005 to January 31, 2005. The table also sets forth the Combined Successor Period and Predecessor Period net sales for the nine months ended September 30, 2005.


                                     Nine Months Ended
                                    September 30, 2006    Nine Months Ended September 30, 2005
                                    ------------------  ---------------------------------------
                                         ($000)                              ($000)

                                        January 1,    February 1,     January 1,
                                          2006 -         2005-           2005 -
                                      September 30,  September 30,    January 31,
                                          2006           2005            2005

                                               SUCCESSOR               PREDECESSOR
                                                PERIOD                   PERIOD      COMBINED
                                       -----------------------           ------      --------

Net Sales
      Cosmetic segment                  $ 250,638    $ 225,987         $  14,756    $ 240,743
      Pharmaceutical segment               65,202       58,626             3,450       62,076
                                        ---------    ---------         ---------    ---------

Total net sales                           315,840      284,613            18,206      302,819

Cost of goods sold                        164,513      162,493             9,718
                                        ---------    ---------         ---------

Gross profit                              151,327      122,120             8,488

Selling and administrative expenses       132,803      114,321            11,475
Severance expenses                            657        1,978              --
Merger expenses                               --         4,888            18,974
                                        ---------    ---------         ---------

Operating income (loss)                    17,867          933           (21,961)

Other income (expense):
    Gain on sale of land and building          41         --                --
    Interest expense, net                 (27,659)     (19,029)             (264)
    Other income (expense), net               335          497              (232)
                                        ---------    ---------         ---------


Loss before income taxes                   (9,416)     (17,599)          (22,457)
Benefit from income taxes                  (3,230)      (6,195)          (24,434)
                                        ---------    ---------         ---------

Net earnings (loss)                     $  (6,186)   $ (11,404)        $   1,977
                                        =========    =========         =========



The Company's net sales for the nine months ended September 30, 2006 were $315.8 million, an increase of $13.0 million, or 4.3% compared to net sales of $302.8 million for the nine months ended September 30, 2005.


The Cosmetic segment of the business generated net sales for the nine months ended September 30, 2006 of $250.6 million, an increase of $9.9 million, or 4.1% compared to net sales of $240.7 million for the nine months ended September 30, 2005. Net sales increased primarily due to lower returns and allowances, higher shipments of the SALLY HANSEN(R) nail enamel, lip, JUST FEET, and bleaches and depilatories product lines, as well as higher international shipments, partially offset by lower shipments in LACROSS(R), N.Y.C. NEW YORK COLOR(R) and non-core product lines. As reported by ACNielsen, the SALLY HANSEN(R) brand remains the number one brand in the mass market nail care category with a 25.4% share of market for the period. In nail enamel, the SALLY HANSEN(R) brand maintained its number one market share position with a 37.5% share of market. SALLY HANSEN(R) has the number one market share position in nail treatment with a 49.0% share of market for the period and holds the number one market share position in bleaches and depilatories with a 33.4% share of market for the period. LACROSS(R) has the number two market share position in nail and beauty implements with a 16.6% share of the market for the period.

The over-the-counter Pharmaceutical segment of the business generated net sales for the nine months ended September 30, 2006 of $65.2 million, an increase of $3.1 million, or 5.0% compared to net sales of $62.1 million for the nine months ended September 30, 2005. Net sales increased primarily due to higher shipments in the ORAJEL(R) line of oral analgesics. ORAJEL(R), the core brand of the Pharmaceutical segment increased its leadership position in the oral analgesics category with a 33.4% share of market for the period, as reported by IRI.

Cost of goods sold for the nine months ended September 30, 2006 was $164.5 million, or 52.1% of net sales and reflects cost savings achieved as a result of continued operational improvements and a continued trend in the Company's business towards higher margin products, primarily in the Cosmetic segment. In accordance with SFAS No. 151, the Company recorded a charge to cost of goods sold of $4.4 million, or 1.4% of net sales relating to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility. Cost of goods sold for the nine months ended September 30, 2006 includes a provision and write-down for excess and slow moving inventories of $8.7 million, an increase of $1.5 million over the comparable prior year period. Cost of goods sold for the Successor Period February 1, 2005 to September 30, 2005 was $162.5 million, or 57.1% of net sales. Cost of goods sold for the period includes approximately $8.1 million, or 2.7% of net sales related to the increase in inventories to fair value as a result of purchase accounting.

Cost of goods sold for the Predecessor Period January 1, 2005 to January 31, 2005 was $9.7 million, or 53.4% of net sales.

Selling and administrative expenses for the nine months ended September 30, 2006 was $132.8 million, or 42.0% of net sales. Included in selling and administrative expenses for the nine months ended September 30, 2006 was $2.6 million of additional costs related to the Company's Annual Incentive Plan, $1.8 million of incremental consulting fees and expenses associated with Synergetics, $1.4 million of higher freight costs, a non-cash stock compensation charge of $0.9 million and $0.7 million of increased display fixtures amortization, partially offset by lower cooperative advertising costs of $0.6 million.

Selling and administrative expenses for the Successor Period February 1, 2005 to September 30, 2005 was $114.3 million, or 40.2% of net sales. Selling and administrative expenses includes approximately $3.5 million related to the amortization of intangibles arising from the Merger and $0.8 million of management fees.

Selling and administrative expenses for the Predecessor Period January 1, 2005 to January 31, 2005 was $11.5 million, or 63.0% of net sales. Whereas selling and administrative expenses remain fairly constant on a monthly basis, net sales for the monthly period January 1, 2005 to January 31, 2005 represent approximately 6% of sales for the combined period.

Merger expenses for the Successor Period February 1, 2005 to September 30, 2005 of $4.9 million were primarily related to change of control payments and legal and advisory fees and expenses incurred in connection with the Merger.

Merger expenses for the Predecessor Period January 1, 2005 to January 31, 2005 of $19.0 million, were primarily related to the payment of $18.8 million issued upon closing of the transaction on January 27, 2005 in connection with the separation agreement with the former Chairman, and approximately $0.2 million of legal and advisory fees and expenses incurred in connection with the Merger.

On January 13, 2006, the Company announced that it planned to cease the manufacturing activities at its facility in Little Falls, New York. The Company transferred a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and outsourced the remainder. In addition, the Company is in the process of closing several of its short-term leased warehouse facilities in upstate New York and converting the Little Falls facility to a warehouse to store a portion of the Company's inventory. As of September 30, 2006, the Company has substantially completed these activities. Pursuant to the Company's formal severance policy, a charge of $1.2 million for severance costs and related benefits for approximately 291 employees was recorded in December 2005. Additional severance benefits for future services by employees being terminated are being recognized as a charge in the consolidated financial statements as such severance benefits are earned. During the first nine months of 2006, a charge of $0.2 million was recorded for such earned benefits and for an adjustment to the initial accrual. During the remainder of 2006, the Company estimates that it will incur approximately $0.2 million for additional severance and relocation costs. Remaining cash payments relating to severance costs and related benefits of approximately $0.8 million are expected to be made through the end of the second quarter of 2007. As a result of the closure of the Little Falls facility, there was a partial curtailment of the Del Non-Union Plan, resulting in the recording of a benefit of $1.0 million during the third quarter of 2006.

Net interest expense for the nine months ended September 30, 2006 of $27.7 million was primarily attributable to interest incurred on the $185.0 million of Notes, the $175.0 million of Subordinated Notes and the ABL Credit Facility.

Net interest expense for the Successor Period February 1, 2005 to September 30, 2005 of $19.0 million was primarily attributable to interest incurred on the $200.0 million prior term loan facility and the $175.0 million of Subordinated Notes.

Net interest expense for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.3 million, was attributable to debt existing prior to the Merger.

The Company recorded an income tax benefit of $3.3 million during the nine months ended September 30, 2006 based on the Company's expected effective tax rate of 35.4% for the year ending December 31, 2006 which was partially offset by an income tax charge of $0.1 million relating to prior periods. The expected tax rate of 35.4% was principally the result of projected taxable income of foreign subsidiaries, which is taxed at higher rates than the U.S., offset by a projected taxable loss in the U.S.

Income tax benefit for the Successor Period February 1, 2005 to September 30, 2005 of $6.2 million was based on the Company's expected effective tax rate of 35.0% for the period February 1, 2005 to December 31, 2005. The expected effective tax rate of 35.0% was principally the result of taxable income of foreign subsidiaries, which is taxed at higher rates than the U.S., offset by a taxable loss in the U.S. primarily due to the amortization of the inventory step-up and other merger expenses.

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

Net earnings for the Predecessor Period January 1, 2005 to January 31, 2005 of $2.0 million were attributable to the recording of the income tax benefit of $24.4 million discussed above, which offset the $22.4 million loss before income taxes.

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

On July 14, 2006, a registration statement filed pursuant to the Securities Act of 1933, as amended, registering the exchange offer for the Notes became effective. On August 11, 2006, the Company completed the exchange offer of the privately placed notes for SEC registered notes.

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

The ABL Credit Facility includes covenants, that among other things, limit or restrict the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers or make capital expenditures or engage in certain transactions with affiliates. The ABL Credit Facility also requires the Company to comply with a minimum coverage ratio of Consolidated EBITDA to fixed charges whenever excess borrowing availability is less than $10.0 million on any day. As of September 30, 2006, the Company had $17.0 million of senior debt outstanding and $0.8 million of letters of credit outstanding under the ABL Credit Facility, $67.2 million of unutilized commitments under the ABL Credit Facility and $63.5 million of availability thereunder. As of November 6, 2006, the Company had $15.0 million of senior debt outstanding and $0.8 million of letters of credit outstanding under the ABL Credit Facility, $69.2 million of unutilized commitments under the ABL Credit Facility and $65.5 million of availability thereunder.

The ABL Credit Facility requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100.0 million expiring on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income (loss). As of September 30, 2006, the Company recorded a liability of $67 in the accompanying consolidated balance sheet and recorded after-tax net losses of $419 and $41 in accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2006, respectively. No hedge ineffectiveness was recorded during the nine months ended September 30, 2006.

Principal and interest payments under the Notes, the ABL Credit Facility and the Subordinated Notes will represent significant liquidity requirements for the Company. The Company expects that cash flow from operating activities and expected available borrowings under the ABL Credit Facility will provide sufficient working capital to operate the Company's business, to fund expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Company's outstanding debt. The Company's ability to borrow under the ABL Credit Facility is subject to a borrowing base consisting of a percentage of eligible accounts receivable and eligible inventory. No assurance can be given, however, that the Company's business will, in fact, generate sufficient cash flows or that future borrowings will, in fact, be available in an amount sufficient to enable the Company to service its debt or to fund its other liquidity needs.

Financial Covenants
-------------------

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

The ABL Credit Facility has fewer covenants than the prior senior credit facilities, which the Company anticipates will increase its operating flexibility. While the effective interest rate on the Notes are higher than that of the indebtedness retired with the proceeds of the offering of the Notes, the Company expects to realize greater liquidity and flexibility in its debt structure. The ABL Credit Facility has a minimum fixed charge coverage ratio financial covenant that is effective if the minimum excess availability under the ABL credit facility is less than specified levels, while the prior senior credit facilities contained a number of ongoing financial maintenance covenants. Under the terms of the ABL Credit Facility, the minimum fixed charge coverage ratio test would not have applied as of September 30, 2006 as borrowing availability under the ABL Credit Facility would have exceeded the specified threshold. The minimum fixed charge coverage ratio test requires the Company to comply with a minimum coverage ratio of consolidated EBITDA to fixed charges of at least 1:1 whenever excess availability is less than $10.0 million (which amount will be increased in proportion to any increase in commitments under the ABL Credit Facility).

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

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below. (in 000's)


                                              Qtr 4        Qtr 1       Qtr 2     Qtr 3
                                              2005         2006        2006       2006        Total
                                              ----         ----        ----       ----        -----

Net earnings (loss)                         $ (9,338)   $ (4,509)   $ (1,845)   $    168    $(15,524)
Income tax expense (benefit)                  (6,805)     (2,823)     (1,154)        747     (10,035)
Interest expense, net                          8,632       8,843       9,431       9,385      36,291
Loss on early extinguishment of debt           6,449        --          --          --         6,449
Depreciation and amortization                  5,762       5,912       6,185       6,689      24,548
Losses related to disposition of excess,
  surplus or obsolete inventory                5,000        --          --          --         5,000
Extraordinary, unusual or non-recurring
   items (1)                                   1,842         146         328        (811)      1,505
Synergetics fees and expenses                    673         700         941         708       3,022
Synergetics implementation costs                --           107         285        --           392
SFAS No. 151 unabsorbed overhead
  costs (2)                                     --         1,027       1,519       1,830       4,376
Non-cash stock compensation charges             --           344         412         161         917
Other                                           (123)        377         (23)        561         792
                                            --------    --------    --------    --------    --------
Credit Agreement EBITDA (3)                 $ 12,092    $ 10,124    $ 16,079    $ 19,438    $ 57,733
                                            ========    ========    ========    ========    ========



(1) Includes a benefit of $1.0 million recorded during the third quarter of 2006 relating to a partial curtailment of the pension plan.

(2) Represents unabsorbed overhead costs charged to cost of goods sold, in accordance with SFAS No. 151, in connection with the closure of the Little Falls manufacturing facility.

(3) Credit Agreement EBITDA was $6,690, $10,397 and $17,068 for the first, second and third quarters of 2005, respectfully, excluding credit agreement add backs of $2,359, $1,758 and $1,376, respectfully.

Operating Activities
--------------------

Net cash provided by operating activities for the nine months ended September 30, 2006 of $12.2 million was principally the result of $12.6 million in cash generated (net loss of $6.2 million plus depreciation and amortization of $11.4 million and amortization of display fixtures of $7.4 million) and a decrease in inventories of $6.1 million, offset by an increase in other assets of $8.8 million. Inventories decreased due to the implementation by the Company of an inventory reduction program. Other assets increased primarily due to the purchase and shipment of display fixtures to customers.

Net cash used in operating activities for the Successor Period February 1, 2005 to September 30, 2005 of $34.1 million was principally the result of an increase in accounts receivable of $10.3 million and a decrease of $16.0 million in accrued liabilities. The decrease in accrued liabilities was primarily related to the payment of $18.5 million under a separation agreement with the former Chairman and a decrease in accrued advertising of $3.0 million, partially offset by approximately $3.0 million of accrued interest expense related to the new borrowings incurred in connection with the Merger.

Net cash provided by operating activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.2 million was primarily due to a decrease in accounts receivable of $6.0 million, partially offset by an increase in inventories of $6.1 million. The increase in accrued liabilities of $21.7 million was primarily related to $18.5 million for a payment due under a separation agreement with the former Chairman and approximately $2.8 million for advertising and promotion. The increase in income taxes receivable/payable of $11.6 million was primarily related to the recording of an anticipated federal income tax refund of approximately $11.4 million attributable to the utilization of a net operating loss carry-back. The recording of deferred tax assets of approximately $13.0 million was primarily attributable to net operating loss carry-forwards.


Investing Activities
--------------------

Net cash used in investing activities of $4.1 million for the nine months ended September 30, 2006 was primarily related to capital spending for tooling, plates and dies, and manufacturing machinery and equipment. The Company currently expects that total expenditures for capital and display fixtures for 2006 will be approximately $16.0 million which will be used primarily for machinery and equipment and display fixtures.

Net cash used in investing activities of $381.4 million for the Successor Period February 1, 2005 to September 30, 2005 was primarily used for the purchase of outstanding common stock and stock options of Del Laboratories, Inc. in connection with the Merger.

Net cash used in investing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.8 million was primarily related to capital spending for tooling, plates and dies, and manufacturing machinery and equipment.

Financing Activities
--------------------

Net cash used in financing activities for the nine months ended September 30, 2006 of $5.9 million was primarily for repayments under the Company's ABL Credit Facility. Cash paid for interest during the nine months ended September 30, 2006 was $29.1 million. The Company anticipates that its debt service requirements in 2006 will be approximately $35.0 million.

Net cash provided by financing activities for the Successor Period February 1, 2005 to September 30, 2005 of $416.8 million was primarily from proceeds of $200.0 million received from the issuance of the term loan, proceeds of $173.8 million received from the issuance of $175.0 million of Subordinated Notes at 99.34%, proceeds of approximately $138.2 million contributed by affiliates of Kelso, the continuing investors and a third party investor and proceeds of $5.0 million from borrowings under the prior revolving credit agreement. Proceeds of $69.3 million were used to repay existing debt, $29.3 million was used to pay financing, legal, advisory, accounting and certain other fees incurred in connection with the Merger, and $1.5 million was used to reduce the outstanding principal under the term loan.

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

Because the Company's common stock is not publicity traded, the Company used an expected stock-price volatility assumption that was determined based on an examination of the historical volatility of the stock price of the Predecessor Company; the historical and implied volatility of stock prices of selected comparable companies and the nature of those companies; and other relevant factors. The Company used a stock-price volatility of 45% for stock options and Override Units granted during the three and nine months ended September 30, 2006.

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

New Accounting Pronouncements
-----------------------------


In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides interpretative guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based upon the effects on each of the company's balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact, if any, the adoption of SAB No. 108 will have on its consolidated financial statements. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS No. 158"). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, measure a plan's assets and its obligations as of the end of the employer's fiscal year-end and recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the Company's financial statements issued after fiscal years ending after June 15, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 158 will have on its consolidated financial statements.

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

     o the Company's estimates of required inventory reserves if future economic conditions, the timing of new product introductions, customer inventory levels, retailer consolidations, fashion-oriented color cosmetic trends or competitive conditions differ from expectations;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------


The market risk inherent in the Company's market risk sensitive instruments is the potential loss arising from material adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk
------------------

The Company's borrowings at September 30, 2006 under the Notes and the ABL Credit Facility expose earnings to changes in short-term interest rates. Interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Effective February 1, 2006, the Company entered into a Collar with JPMorgan Chase Bank, N.A. for a notional amount of $100.0 million to hedge its exposure to changes in interest rates on a portion of the Notes.

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


Item 4. Controls and Procedures
-------------------------------

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



                                                DEL LABORATORIES, INC.
                                                ----------------------
                                                (Registrant)



           Date:   November 6, 2006             /s/ Charles J. Hinkaty
           ---------------------------          ----------------------
                                                Charles J. Hinkaty
                                                President and
                                                Chief Executive Officer








           Date:   November 6, 2006             /s/ Joseph Sinicropi
           -----   ----------------             --------------------
                                                Joseph Sinicropi
                                                Executive Vice President and
                                                Chief Financial Officer