Form 10-K
period 2006-12-31
DEL LABORATORIES INC
filed 2007-04-30
CIK 27751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2006
                                            -----------------

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______ to ______

                  Commission file number: 001-05439
                                          ---------

                             DEL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-1953103
            --------                                         ----------
(State or other jurisdiction of                    (I.R.S. Employer I.D. Number)
 incorporation or organization)

726 RexCorp Plaza, P.O. Box 9357,Uniondale, NY               11553-9357
----------------------------------------------               ----------
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

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares of Common Stock outstanding as of April 30, 2007 was 1,000 shares.

EXPLANATORY NOTE -- RESTATEMENTS

In this Annual Report on Form 10-K, Del Laboratories, Inc. (the "Company") is restating its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for the period February 1, 2005 to December 31, 2005 (the "2005 Successor Period"), the consolidated statement of shareholders' equity for the period January 1, 2005 to January 31, 2005 (the "2005 Predecessor Period") and the consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2004, principally as a result of (a) an error in the Company's income tax provision for the 2005 Successor Period that overstated the net loss and (b) understatements of certain customer liabilities relating to prior financial periods. The Company also corrected certain other errors previously considered immaterial. Additionally, the Company is restating the unaudited quarterly financial information for the interim periods of 2006 and 2005.

The Company has also included under Item 6, "Selected Consolidated Financial Data," restated financial information as of December 31, 2005 and for the 2005 Successor Period and as of December 31, 2004, 2003 and 2002 and for the years then ended, and under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" restated financial information for the 2005 Successor Period and the year ended December 31, 2004. Refer to Note 3, "Restatements", in the Notes to the Consolidated Financial Statements for additional information.

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q affected by the restatements have not been amended and should no longer be relied upon and should be read in conjunction with information contained in this Annual Report on Form 10-K.

The Company was acquired on January 27, 2005 and utilized January 31, 2005 as the acquisition date for accounting purposes. The periods prior to January 31, 2005 are referred to as the Predecessor Period and the periods subsequent to January 31, 2005 are referred to as the Successor Period.

The error in the income tax provision related to the use of an incorrect estimated state income tax rate due to a change in New York State tax laws. This error resulted in an understatement of the benefit from income taxes for the 2005 Successor Period of $4.3 million and a corresponding overstatement of the net deferred state tax liability as of December 31, 2005. The Company corrected this error by restating its consolidated financial statements as of December 31, 2005 and for the 2005 Successor Period.

The understatements of customer liabilities pertained to reserves required for future sales returns and markdowns due to incorrect assumptions and methodology and an accrual required for cooperative and promotional advertising programs. Accordingly, the Company restated its predecessor consolidated financial statements as of January 31, 2005 and as of December 31, 2004, 2003 and 2002 and for the years then ended, to record these additional liabilities and related income tax effect and restated its consolidated financial statements as of December 31, 2005 and for the 2005 Successor Period to record additional changes in these liabilities and related income tax effect including the revised fair market values of assets acquired and liabilities assumed included in goodwill in connection with the acquisition.

Part I

Item 1 - Business

OVERVIEW

The Company is a leading fully integrated manufacturer and marketer of cosmetics and over-the-counter, or OTC, pharmaceuticals and was incorporated in Delaware in 1961. On January 27, 2005, DLI Acquisition Corp., an indirect, wholly-owned subsidiary of DLI Holding Corp. and a direct, wholly-owned subsidiary of DLI Holding II Corp. merged with and into Del Laboratories, Inc., with Del Laboratories, Inc. surviving, which is referred to as the Merger.

SALLY HANSEN(R), the Company's flagship cosmetics brand, is the market leader in nail care and bleaches and depilatories. The Company also markets cosmetics products under other brand names, including LACROSS(R) and N.Y.C. NEW YORK COLOR(R). ORAJEL(R), the Company's flagship OTC pharmaceuticals brand, is the market leader in oral analgesics and infant and toddler gum cleansers and toothpastes. The Company also markets specialty OTC pharmaceutical products including DERMAREST(R) and GENTLE NATURALS(R), among others. The Company has been able to successfully leverage its well-established and well-recognized brands by introducing new and innovative products that appeal to consumers.

The Company's principal cosmetic products are nail treatments, nail enamels, beauty implements, face and lip color cosmetics, bleaches and depilatories, personal care products and other related beauty items. The Company's principal OTC pharmaceutical products include oral analgesics, infant care products, first aid products and eye and ear medications.

The Company primarily markets its products to major drug store chains, mass merchandisers and food retailers, which together account for a significant portion of the mass cosmetics and OTC pharmaceuticals markets. The Company's position in these channels is strong and it is frequently appointed by its customers as the category captain in nail care and the category validator in oral analgesics. Internationally, the Company has experienced strong historical growth from its direct operations in Canada, the United Kingdom and Puerto Rico and through distributors, licensees and joint venture relationships in over 60 other countries.

COMPETITIVE STRENGTHS

DIVERSIFIED PORTFOLIO OF ESTABLISHED AND WELL-RECOGNIZED BRANDS. The Company's principal brand names, SALLY HANSEN(R), LACROSS(R) and N.Y.C. NEW YORK COLOR(R) in its cosmetics business, and ORAJEL(R) in its OTC pharmaceuticals business, are among the most recognized brands in their targeted markets and often define the category through their market leadership and innovative products.

o SALLY HANSEN(R), the Company's largest cosmetics brand, was originally introduced in the 1950's and redefined nail care with the introduction of the first nail strengthener, HARD AS NAILS(R), in 1958.

o LACROSS(R), a leader in beauty implements, was introduced over 100 years ago, and the Company believes it is widely known by consumers for its high quality.

o N.Y.C. NEW YORK COLOR(R), conceived as a value brand within an industry in which the competition generally serves higher price points, was introduced in 1999 and is the number two value cosmetics brand.

o ORAJEL(R), the Company's largest OTC pharmaceutical brand, was originally introduced over 40 years ago. ORAJEL(R) is the number one oral analgesic in the United States (based on market share) and the number one pharmacist-recommended brand in the teething segment.

The Company also owns several other established OTC pharmaceutical brands, including DERMAREST(R), GENTLE NATURALS(R), STYE(TM), PRONTO(R), AURO-DRI(R), SKIN SHIELD(R) and BOIL-EASE(R), that compete in niche markets in which the Company is often the market leader and at times is the only branded product offered in the category.

LEADING MARKET POSITIONS. The Company's key brands are market leaders in the product categories in which they compete. SALLY HANSEN(R) is a leader in the cosmetics market as demonstrated by its number one market position in the nail care category. Additionally, SALLY HANSEN(R) has the number one market position in the nail enamel and nail treatment segments of the nail care category with a 37.5% and 48.7% market share, respectively, for the year ended December 31, 2006. SALLY HANSEN(R) is also the market leader in the bleaches and depilatories category with a 34.3% market share. LACROSS(R) is a market leader in the beauty implements category with a 16.1% market share for the year ended December 31, 2006. ORAJEL(R) is the market leader in the oral analgesics market with a 32.6% market share for the year ended December 31, 2006. Additionally, ORAJEL(R) has the number one market position in the toothache pain and teething segments of the oral analgesics category with a 56.5% and 64.0% market share, respectively, for the year ended December 31, 2006. ORAJEL(R) is also the market leader in the infant and toddler tooth cleaning category with a 62.8% market share for the year ended December 31, 2006. The Company is also a market leader in a number of specialty OTC pharmaceutical product categories.

HISTORY OF INNOVATION AND SUCCESSFUL PRODUCT LAUNCHES. The Company dedicates significant resources and attention to product innovation and consumer research in order to develop differentiated products with new and distinctive features, which it believes provides increased benefits, convenience and value to its customers. The Company's marketing departments, supported by its in-house research and development teams, drive the Company's product development efforts. Some examples of recently introduced brands or products include SALLY HANSEN(R) HARD AS NAILS(R) EXTREME WEAR, MIRACLE CURE AND FIRE OPALS, in the Company's cosmetics business and ORAJEL(R) TODDLER TOOTHPASTE, ORAJEL(R) SWABS, ORAJEL(R) PROTECTIVE MOUTH SORE DISCS and ORAJEL(R) TOOTH DESENSITIZER in the Company's OTC pharmaceuticals business. In 2006, the Company continued its history of expansion into new categories with its JUST FEET and LIP TREATMENT introductions in the Company's cosmetics business and ORAJEL(R) KIDS SORE THROAT RELIEF
STRIPS with the licensed Scooby Doo character prominently displayed, in the Company's OTC pharmaceutical business. The Company believes its product development capabilities allow it to identify and respond to consumer trends enabling it to better serve its consumers. In addition, the Company and its products have received a number of awards from well-known publications such as WOMEN'S WEAR DAILY, ALLURE, GLAMOUR, COSMOPOLITAN, AND COSMETICS EXECUTIVE WOMEN
(CEW) ORGANIZATIONS.

STRONG AND ESTABLISHED CUSTOMER RELATIONSHIPS. The Company has developed strong relationships and a high degree of customer satisfaction by creating a culture focused on customer responsiveness. Members of senior management allocate a significant portion of their time to nurturing these customer relationships and take an active role in the selling process. The Company believes that its long-term relationships with its key customers are a result of its ability to provide a quality product offering that is regularly updated with new introductions, to deliver its products on-time and in the specification and quantity ordered and to provide consistent marketing support and value-added services, including category management services and customized promotional programs. In addition, the Company believes its products are highly productive to its customers. The Company is frequently appointed by its customers as the category captain in nail care and the category validator in oral analgesics.

EXPERIENCED MANAGEMENT TEAM. Led by Charles J. Hinkaty, President and Chief Executive Officer, the Company has an experienced senior management team averaging ten years with the Company and approximately 24 years of industry experience. Other key members of the management team include Harvey P. Alstodt, President of Del Cosmetics, Joseph Sinicropi, Executive Vice President and Chief Financial Officer, Cary C. Newman, Executive Vice President, Global Operations, and Shawn Smith, Senior Vice President, General Counsel and Secretary. The Company's management team has a history of successfully implementing revenue building and cost savings programs, both at the Company and other well-established consumer products and pharmaceutical companies.

BUSINESS STRATEGIES

The Company's objective is to expand its position as a leading manufacturer and marketer of cosmetics and OTC pharmaceuticals. To achieve this objective, the Company plans to continue implementing the following strategies:

CONTINUE TO GROW CORE BRANDS AND EXPAND INTO NEW CATEGORIES AND DISTRIBUTION CHANNELS. The Company's well-recognized cosmetics and OTC pharmaceutical brands, significant market shares and proven ability to develop and launch innovative new products create a strong foundation for growth. The Company intends to utilize this foundation to continue to grow its core brands and expand into new categories and channels.

CONTINUE TO STRENGTHEN ITS RELATIONSHIP WITH RETAILERS. The Company will continue to identify market trends and fill unmet consumer needs, allowing it to strengthen its relationships with retailers. In addition, the Company will continue to provide its retail customers with products that are innovative and provide increased features, benefits, convenience and value.

EXPAND ITS INTERNATIONAL PRESENCE. The Company plans to increase its international presence by taking advantage of the significant opportunity that exists for its products in Europe, Asia and South America. The Company's international sales and distribution strategy is to establish additional direct operations in selected foreign markets, expand its presence in existing markets and increase the number of markets in which it operates through distributors.

REALIZE COST SAVINGS AND OPERATIONAL IMPROVEMENTS. The Company continues to focus on lowering its costs and improving the overall efficiency of its operations. In mid-2005, the Company engaged Synergetics Installations Worldwide, Inc., or Synergetics, a leading management consulting firm specializing in providing supply chain management advice to manufacturing companies, to assist the Company in realizing previously identified cost savings as well as identifying and implementing additional cost saving opportunities. The Company expects to continue to realize cost savings over the course of 2007 from initiatives it has implemented and expects to implement in the near term.

THE COMPANY'S PRODUCTS

The Company currently markets and sells a diversified portfolio of branded cosmetic and OTC pharmaceutical segments. See note 18 to the Notes to the Consolidated Financial Statements for additional information related to the cosmetic and OTC pharmaceutical segments. The Company's principal cosmetic products are nail treatments, nail enamels, beauty implements, face and lip color cosmetics, bleaches and depilatories, personal care products and other related beauty items. The Company's principal OTC pharmaceutical products include oral analgesics, infant care products, first aid products and eye and ear medications.

The following table identifies and sets forth certain historical domestic gross sales information with respect to major brands within each of the Company's segments which accounted for over 10% of the Company's gross sales for at least one of the last three fiscal years:

                                                                            PERCENTAGE OF TOTAL GROSS
                                                                                SALES FOR THE YEAR
                                                                                ENDED DECEMBER 31,
                                                                            -------------------------
BUSINESS SEGMENT                 MAJOR BRANDS (CATEGORIES)                  2006      2005      2004
----------------                 -------------------------                  ----      ----      ----
Cosmetics:             SALLY HANSEN(R)              (Nail enamel)           19.6%     17.9%     17.1%
                       SALLY HANSEN(R)              (Nail treatment)        10.7%     12.0%     12.3%
                       SALLY HANSEN(R)/LACROSS(R)   (Beauty implements)      8.6%      9.9%     10.1%

OTC Pharmaceuticals:   ORAJEL(R)                                            13.3%     12.7%     12.5%

COSMETICS

SALLY HANSEN(R). The Company currently offers the largest portfolio of nail care products in the United States mass market. Since the introduction of the Company's HARD AS NAILS(R) nail treatment product in 1958, SALLY HANSEN(R) has been an industry leader in nail care, by providing efficacious treatments that provide quality and value. Over the past 44 years, the Company has built upon its core nail care franchise and leveraged the SALLY HANSEN(R) brand into other product categories including lip, hand, foot and leg treatments and bleaches and depilatories. The SALLY HANSEN(R) brand is built on the foundation of providing consumers with problem-solving beauty products that combine treatment and cosmetic benefits.

NAIL TREATMENT. The SALLY HANSEN(R) collection of nail treatment products leads the United States mass market in market share and breadth of products. SALLY HANSEN(R) competes in all of the sub-segments of nail treatment with specialty products to address the problems women face to strengthen, grow and maintain their nails. The first SALLY HANSEN(R) nail treatment, HARD AS NAILS(R), was introduced in 1958 to prevent nail breakage. From this one product, the SALLY HANSEN(R) brand has evolved into the dominant brand in the nail treatment segment. In 2006, the Company launched MIRACLE CURE, the number one new product in the category.

NAIL ENAMEL. SALLY HANSEN(R) manufactures and markets a variety of nail enamel products that provide gorgeous color with a treatment benefit. HARD AS NAILS(R) STRENGTHENING COLOR, introduced in 1966, was the Company's first product that combined nail enamel with a nail hardener. Since that launch, the Company has extended this technology to include a variety of products that address various nail care needs. HARD AS NAILS(R) EXTREME WEAR AND FIRE OPALS were launched in 2006 driving dollar share of the market in 2006 to an all time high of 37.5%.

BLEACHES AND DEPILATORIES. SALLY HANSEN(R) entered the bleaches and depilatories category in 1981. Since that time the brand has expanded into a wide variety of products to address unwanted facial and body hair for women of all ages, lifestyles and ethnicities. The product line includes bleaches which chemically lighten hair, waxes which manually remove hair and depilatories which chemically remove hair. While many of the products launched over ten years ago remain leaders in their respective categories, the Company has continually brought new products and methods of application to the marketplace. In 2006, new product launches entrenched the Company's number one position for the year, increasing its lead to a 34.3% dollar share of the market.

OTHER. The Company has leveraged the SALLY HANSEN(R) brand into complementary product categories which include color cosmetics, lip, hand, foot and leg treatments and nail polish removers. SALLY HANSEN (R) LIP INFLATION was the first lip plumping product introduced to the mass market and was the number one lip sku in the mass market category in 2006. In 2006, SALLY HANSEN(R) rolled out an anti-aging hand care line and its JUST FEET line of complete foot care for women to the mass market.

LACROSS(R). The LACROSS(R) brand name was introduced in the early 1900s. The Company acquired the brand in 1978 and began co-branding the line "A Quality Sally Hansen Product" in the late 1980s. Today, LACROSS(R) offers the most complete line of precision-crafted eye, nail, foot and grooming implements in the United States mass retailing marketplace, at moderate prices. The LACROSS(R) line includes over 90 beauty tools, from tweezers and eye lash curlers to nail files and manicure scissors.

N.Y.C. NEW YORK COLOR(R). The Company launched N.Y.C. NEW YORK COLOR(R) in 1999 to target value conscious women, ages 16 and older of all lifestyles and ethnicities. The Company offers high quality packages and fashionable shades of premium quality products featuring advanced formulas at price points from $0.99 to $4.99. N.Y.C. NEW YORK COLOR(R) covers each of the four color cosmetic categories of eye, lip, face and nail. Many of the brands items are similar in both formula and package to more expensive department store items.

OTC PHARMACEUTICALS

ORAJEL(R). The ORAJEL(R) family of products is the United States mass market leader in both oral pain relief products for adults and oral pain and oral hygiene products for infants and toddlers. ORAJEL(R) is a well-known brand name which has been trusted by consumers to treat oral pain for over 40 years. ORAJEL(R) has built its market leadership position through the identification and development of products for each type of oral pain or pediatric oral hygiene need. Through an ongoing process of market research and product development, ORAJEL(R) has become the market leader in toothache pain relief products for adults and teething pain relief and fluoride free oral hygiene products for infants and toddlers. The brand also has meaningful market positions in treatments for mouth sores and denture pain.

TOOTHACHE PAIN. ORAJEL(R) toothache products provide immediate relief from toothache pain as a temporary expedient until consumers are able to reach a dentist. ORAJEL(R) is the number one brand by market share for toothache pain relief with a variety of forms and strengths.

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

INFANT AND TODDLER TOOTH CLEANSING. ORAJEL(R) is the leader in the infant and toddler tooth cleansing category, having created the category with the introduction of BABY ORAJEL(R) TOOTH & GUM CLEANSER in 1991 to address the specific needs of babies. Although children from four to forty-eight months need their teeth and gums cleansed regularly, swallowing excessive fluoride can result in a condition known as fluorosis, or white spots on permanent teeth. Since young children lack the motor skills required to spit out the toothpaste after brushing, they should not use a fluoride toothpaste. ORAJEL(R)'S infant and toddler tooth cleansing products utilize a fluoride-free patented ingredient, MICRODENT(R), to clean the teeth and gums and remove the plaque-like film that can form from sugars in food and milk. MICRODENT(R) is ideal for young children because it cleans teeth and is safe to swallow. The Company has adapted this technology to satisfy the needs of both infants and toddlers.

BABY ORAJEL(R) TOOTH & GUM CLEANSER is formulated for use by children from four to eighteen months old and comes with an easy to use finger cot or infant toothbrush to help parents clean delicate teeth and gums. BABY ORAJEL(R) TOOTH & GUM CLEANSER comes in two flavors, Mixed Fruit and Apple-Banana, which the Company believes are desirable alternatives to mint-flavored products offered by the Company's competitors.

ORAJEL(R) TODDLER TRAINING TOOTHPASTE, introduced in 2001, addresses the needs of toddlers eighteen to forty-eight months old. Children in this age group continue to need the fluoride free benefits of MICRODENT(R), while requiring the additional breath freshening this product provides. ORAJEL(R) TODDLER TRAINING TOOTHPASTE comes in three flavors, Fruit Splash, Bubble Burst and Berry Blast, which the Company believes are desirable alternatives to mint-flavored products offered by the Company's competitors. Berry Blast, which was launched in August 2003, also contains added breath freshener and calcium. The Company's ORAJEL(R) toddler products license LITTLE BEAR(R), a popular character among children two to five years of age, for use in the United States, Puerto Rico and Canada on its packages and in its advertising, as the Company has found that a parent's purchase decision can be impacted by their toddler's attraction to this well-known cartoon character. In 2006, the Company expanded the TODDLER TRAINING TOOTHPASTE line with a product featuring THOMAS THE TANK ENGINE(R), which comes in a "Tooty Fruity" flavor.

DERMAREST(R). DERMAREST(R) is a leading line of OTC pharmaceutical products for the treatment of psoriasis and eczema and is positioned by the Company as the skin treatment specialist. The Company believes DERMAREST(R) PSORIASIS, introduced in 2000, is the most complete line of scalp and skin OTC pharmaceutical products to meet the needs of approximately seven million psoriasis sufferers. DERMAREST(R) PSORIASIS products utilize salicylic acid, an ingredient which relieves itching and irritation, prevents the recurrence of symptoms, and helps remove scales so healthy skin can grow. DERMAREST(R) PSORIASIS products are all coal-tar free so there is no staining or odor and contain a combination of natural extracts and oils that help moisturize psoriatic skin. DERMAREST(R) PSORIASIS comes in various forms such as shampoos, treatments, mousses and moisturizers. DERMAREST(R) ECZEMA is a leading line of OTC pharmaceutical products to meet the needs of approximately 15 million eczema sufferers. DERMAREST(R) ECZEMA MEDICATED LOTION contains hydrocortisone to provide fast itch relief, plus a rich moisturizing formula for dry sensitive skin. DERMAREST(R) ECZEMA LONG LASTING MOISTURIZER is a gel that moisturizes dry skin for hours. The film coating formula provides continuous moisturizing, while protecting the skin by keeping irritants out.

GENTLE NATURALS(R). GENTLE NATURALS(R), introduced in 2002 in response to the growing trend toward natural healthcare among parents of young children, is a line of naturally based infant care products targeting specific, underserved infant needs. The GENTLE NATURALS(R) product line addresses a variety of infant care needs, including infant eczema, cradle cap, stomach discomfort, skin irritation, colds, earaches and bug repellency. All of the GENTLE NATURALS(R) skin care products contain a combination of aloe, calendula, jojoba oil and Vitamins A, D and E to speed healing, reduce irritation and moisturize infant skin. During the third quarter of 2006, the Company revitalized this line with new packaging and advertising, featuring Disney's(C) Baby Pooh characters.

OTHER OTC PHARMACEUTICALS. The Company markets a variety of other OTC pharmaceutical products in targeted categories with strong market share positions, including PRONTO(R)PLUS, AURO-DRI(R), STYE(TM), BOIL-EASE(R) and SKIN SHIELD(R). PRONTO(R)PLUS is a line of lice treatment products including shampoos, conditioners and household sprays. These products which are available in various forms (mousse, warm oil treatment, hair and scalp masque), include vitamins and are combined with fun fragrances making the treatment process easier and more child friendly. AURO-DRI(R) is the number one product for relieving water clogged ears, a condition that can lead to swimmer's ear if not taken care of promptly. STYE(TM) is the leading medicated eye ointment that is positioned to relieve the symptoms of eye irritations, like styes and other eye irritations. BOIL-EASE(R) is the only branded pain relieving ointment to provide temporary relief from boil pain. SKIN SHIELD(R) is a liquid bandage that is uniquely positioned as the only product of this type to contain both a pain reliever and an antiseptic.

MARKETING, SALES AND DISTRIBUTION

ADVERTISING AND PROMOTION

The Company seeks to build brand awareness and product usage in both its cosmetics and OTC pharmaceuticals businesses through extensive and cost-effective advertising strategies that emphasize the strengths of its products. The Company's goal is to increase market share for its brands through focused marketing of its existing products and product line extensions. The Company advertises its products primarily on television, in magazines and on the radio. The Company strives to achieve cost efficiencies in its advertising by being opportunistic in its purchase of media and controlling production costs. Advertising media is selected based upon its ability to efficiently and effectively reach the core target audience for each product and is scheduled in line with each brand's volume potential and seasonality, if applicable. In November 2006, the Company hired an outside firm to serve as the Company's exclusive advertising agency for creative and production services for all of the SALLY HANSEN(R) brands.

Additionally, the Company has various cooperative programs with retailers to further enhance consumer awareness of its products and brands. The Company works directly with retailers to design the planograms for its brands, as well as to develop in-store displays, special events and promotional activities and campaigns for its products. These programs, which include cooperative advertising, temporary price reductions and in-store displays, are designed to obtain or enhance distribution at the retail level and to provide incentives to consumers at the point-of-purchase. For example, a comprehensive secondary display program is designed to provide multiple locations for key cosmetics and OTC pharmaceutical products at retail outlets. The Company also utilizes consumer promotions such as direct mail programs targeted at specific audiences, like parents, as well as on-package offers to encourage trial and repeat purchase at the point-of-sale.

The Company's expenditures on advertising, including cooperative advertising programs, were approximately $37.2 million or 8.7% of net sales in 2006, $34.2 million or 9.0% of net sales in the 2005 Successor Period, $2.6 million or 14.2% of net sales in the 2005 Predecessor Period and $36.8 million or 9.3% of net sales in 2004.

CUSTOMERS

The Company's senior management team and two dedicated sales organizations, one for each of its cosmetics and OTC pharmaceuticals businesses, maintain long-standing relationships with the Company's top 25 customers which represent over 78% of the Company's gross sales for the year ended December 31, 2006. The Company distributes its products domestically through a well-established, diversified sales platform that includes mass merchandisers, food retailers, drug chains and wholesalers that collectively account for a significant portion of the cosmetics and OTC pharmaceuticals markets. The Company believes its position in these channels is strong and it is frequently appointed by its customers as the category captain in nail care and the category validator in oral analgesics. A category captain recommends the placement and stocking of all products within a category and a category validator coordinates with a category captain to recommend the placement and stocking of products within a segment of a particular category. Internationally, the Company has a growing presence and strong sales from its direct operations in Canada, the United Kingdom and Puerto Rico and through distributor, licensee and joint venture relationships in over 60 other countries. For the year ended December 31, 2006, the Company's eight largest customers represented approximately 67.7% of the Company's gross sales, which allows the Company to target its selling efforts to its key customers and tailor specific programs to meet their needs. Other than Wal-Mart, Walgreens and CVS, which accounted for approximately 26.5%, 11.9% and 11.6%, respectively, of the Company's gross sales for the year ended December 31, 2006, no single customer accounted for more than 10% of the Company's total gross sales for the year ended December 31, 2006.

As is customary in the cosmetic and OTC pharmaceutical industries, the Company does not enter into long-term or exclusive contracts with its customers. Sales to customers are generally made pursuant to purchase orders. The Company believes that its long-term customer relationships with its key customers are a result of its ability to provide a quality product offering that is regularly updated with new introductions, to deliver its products on-time and in the specification and quantity ordered and to provide consistent marketing support and value-added services, including category management services and customized promotional programs. See "Risk Factors--Risks Related to the Company--The Company depends on a limited number of customers for a large portion of its sales and the loss of one or more of these customers could reduce its sales."

SALES AND DISTRIBUTION

The Company's domestic sales efforts are organized into two separate in-house national sales organizations responsible for selling its cosmetics and OTC pharmaceutical product lines. As of December 31, 2006, the Company employed approximately 100 people in its domestic cosmetics sales organization and 40 people in its domestic OTC pharmaceutical sales organization, which includes sales people, customer marketing and category management personnel. In certain circumstances, the Company employs brokers where a full-time sales employee is not economically justified or where such brokers can help provide retail merchandising support. Both of the Company's cosmetics and OTC pharmaceutical sales organizations are supported by a sales support department that performs significant customer, consumer and market analysis which helps both the Company's sales people and its customers understand sales patterns and create appropriate promotions and merchandising aids for its products. The Company's sales organization works in conjunction with its marketing and product development organizations to identify trends and help to develop new products and brand extensions.

The Company's customers expect quick response times on standard merchandise orders and the Company does not have a material order backlog. Most of the Company's products, regardless of where they are manufactured, are shipped from its distribution facilities in Rocky Point, North Carolina and Leland, North Carolina. Consistent with the packaged goods industry, the Company accepts authorized returns of unmerchantable, defective or discontinued products. The Company sells to customers primarily in the food, drug and mass merchandiser channels. Seasonality has not had a significant effect on either the Company's cosmetic or OTC pharmaceutical segments, in each case taken as a whole. See "Risk Factors--Risks Related to the Company--Adverse occurrences at the Company's Rocky Point facility could negatively impact its business."

The Company's international business represented approximately 17% of its net sales in 2006, with cosmetics volume constituting approximately 91% of total international net sales. Canada accounted for approximately 53% of the Company's total international net sales in 2006. The Company operates in Canada through operating subsidiaries that employ their own marketing and sales organizations. The Company has distributor, licensee and joint venture relationships in over 60 other countries. These relationships accounted for 37% of the Company's total international net sales in 2006. The Company's United Kingdom and Mexican subsidiaries and branch operations in Puerto Rico account for the balance of its international net sales. The Company's international sales and distribution strategy is to continue to support in-market sales within the countries presently served and expand the number of countries in which distribution is taking place.

Export net sales (which exclude sales in Canada, Puerto Rico, United Kingdom and Mexico) represented approximately 6%, 5%, 4%, and 4% of the Company's total net sales in 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004.

For information regarding the Company's net sales and long-lived assets by geographic region, see note 18 of the Notes to the Consolidated Financial Statements.

For a discussion of risks related to doing business outside of the United States, see "Risk Factors - Risks Related to the Company - The Company is subject to the risk associated with doing business outside of the United States."

COMPETITION

Competition in both the cosmetics and OTC pharmaceuticals markets is intense. In addition, the cosmetics industry is subject to rapidly changing consumer preferences and industry trends. Many of the Company's principal competitors have substantially greater financial and marketing resources than the Company. Frequent new product introductions and attendant advertising characterize both industry segments in which the Company operates. The Company competes on the basis of brand name recognition, quality of product, assortment and continuity of merchandise selection, price, reliable order fulfillment and delivery, level of in-store merchandising support and advertising. The Company's main competitors in the cosmetics market include Revlon, Inc., Procter & Gamble Co. (COVER GIRL and MAX FACTOR) and L'Oreal USA (MAYBELLINE and L'OREAL). The Company's main competitors in the OTC pharmaceuticals market include Wyeth Corp., Procter & Gamble Co., Glaxo SmithKline plc, Colgate Palmolive Co., Chattem, Inc., Bayer Corp. and Johnson and Johnson, Inc.

Part of the Company's strategy to offset the level of competition is to develop certain products and brands that focus on niche or sub-segments of larger markets. By focusing on these areas, the Company believes it is able to limit the degree of competition it faces, as many of these smaller markets do not draw the attention of the large multi-national consumer product companies, or they choose not to dedicate resources to these smaller, albeit potentially profitable brands.

NEW PRODUCT DEVELOPMENT

The Company cultivates an environment and corporate culture that fosters innovation and creativity as one of its core competencies. Significant resources and attention are dedicated to developing new products and brands, as well as extensions of its existing products. The Company's intent is to continually deliver new and improved features, benefits, convenience and value to consumers. The Company has been regularly recognized for its efforts in product innovation and development and has received numerous awards for its achievements. In 2003, the Company won Women's Wear Daily's "Most Innovative Marketer of the Year" award in the mass market category recognizing its continuous flow of innovation in its cosmetics brands. In 2004, the Company won Allure Magazine's Best of Beauty "Breakthrough Product of the Year" award and Women's Wear Daily's "Breakthrough Product of the Year" award for SALLY HANSEN(R) AIRBRUSH LEGS, an aerosol makeup for legs. Additionally, ORAJEL(R) DRY MOUTH won the Diana Award from the Healthcare Distribution and Manufacturing Association for the best new OTC pharmaceutical product of the year. In 2005, SALLY HANSEN(R) DIAMOND STRENGTH NAIL COLOR won the Allure Reader's Choice Big Breakthrough of the Year and a Cosmopolitan Beauty Award. NAILGROWTH MIRACLE SALON TREATMENT won the Allure Editor's Choice Hall of Fame Award and HARD AS NAILS(R) won CosmoGirl Reader's Kiss for Best Nail Polish. Continued success in 2006 followed with EXTREME WEAR NAIL COLOR winning Star's Superstar Beauty Award, INVISIBLE LIP LINER winning Redbook's MVP Award, NO CHIP TOP COAT winning Allure's Best of Beauty, and DIAMOND STRENGTH and MAXIMUM PLUMPING LIP TREATMENT each winning a Seventeen's Spring Beauty Award.

The Company's marketing organization works in conjunction with the in-house research and development teams as well as outside product development firms to identify trends, consumer needs and unfulfilled markets. Once identified, these individuals work with the creative services, manufacturing and package development teams to develop, test and manufacture products that meet high quality standards and fulfill these needs. The Company's research and development teams are located in its Plainview, New York facility.

The Company has introduced a number of product line extensions, new products and new brands in the past few years. For example, in 2002, the Company launched ORAJEL(R) SWABS and the GENTLE NATURALS(R) product line. ORAJEL(R) SWABS is a patented unit dose delivery system combining medication and applicator in one. It is currently available for adult toothache and mouth sore applications, as well as for teething. The GENTLE NATURALS(R) product line addresses a variety of infant care needs, including infant eczema, cradle cap, stomach discomfort, skin irritation, colds, earaches and bug repellency. In 2004, the Company launched SALLY HANSEN(R) AIRBRUSH LEGS, an aerosol makeup made for legs that simulates pantyhose and helps make legs look gorgeous and feel soft and smooth. SALLY HANSEN(R) also addressed an unmet consumer need with the launch of JUST FEET, the first full line of foot care in the mass market designed for the specific needs of women. Comprised of pedicure nail colors, treatments and unique implements, JUST FEET has been successful at a major retailer and was rolled out to national distribution in 2006. SALLY HANSEN (R) LIP INFLATION was the first lip plumping product introduced to the mass market and was the number one lip sku in the mass market category in 2006.

In the first quarter of 2006, the Company launched ORAJEL(R)PROTECTIVE MOUTH SORE DISCS, a revolutionary, patent pending product that is placed over a mouth sore to provide immediate symptom relief of mouth sore discomfort and then forms a gel like bandage that blocks irritation for hours, allowing the sore to heal. In June 2006, the Company entered the market for children's sore throat relief products with the launch of ORAJEL(R) KIDS SORE THROAT RELIEF STRIPS with Scooby Doo. ORAJEL(R) SORE THROAT RELIEF STRIPS provide effective sore throat relief in an easy to use, good tasting, dissolvable strip form.

MANUFACTURING AND QUALITY CONTROL

In 2001, the Company began the process of consolidating and modernizing its domestic manufacturing and distribution operations. In the context of its consolidation efforts, the Rocky Point facility, originally acquired in 1997, was expanded to 430,000 square feet. It is now a fully integrated, manufacturing, packaging and distribution complex for both the Company's cosmetic and OTC pharmaceutical products and produced approximately 62% of the Company's domestic production volume for the year ended December 31, 2006. As a result of its consolidation efforts and the expansion of the Rocky Point facility, the Company expects cost savings relating to the elimination of redundant, non-value added activities, reduction of interplant transportation, reduction of outside warehousing costs and simplification of intra-plant workflow, which are expected to reduce material handling costs, as well as the corresponding clerical support functions. The relocation of a significant part of the Company's operations to Rocky Point, North Carolina also resulted in reduced labor, employee benefit, freight and utilities costs and lower state and local taxes.

The Company also leases a 160,000 square foot facility in Leland, North Carolina which supplements the Rocky Point facility and is used for the production, warehousing and distribution of both the Company's cosmetics and OTC pharmaceutical products.

The Little Falls facility, a 163,000 square foot manufacturing and warehouse complex, produced approximately 16% of the Company's domestic production volume for the year ended December 31, 2006. On January 13, 2006, the Company announced that it planned to cease the manufacturing activities at this facility as part of the Company's ongoing efforts to increase productivity and reduce costs. The Company transferred a majority of the manufacturing operations performed to the Company's Rocky Point facility, and outsourced the remainder. The Company has converted the Little Falls facility to a warehouse to store a portion of its inventory and is in the process of closing several of its short-term leased warehouse facilities in upstate New York. In January 2007, the Company sold the land and buildings located in Little Falls, New York to an unrelated third party for $3.0 million and leased back the properties for a six year term.

A smaller, sister plant in nearby Canajoharie, New York (the "Canajoharie Plant"), supplies Rocky Point with many components, including bottles, jars, caps, blister packs and displays. On February 12, 2007, the Company announced plans to transfer the manufacturing activities currently performed at the Canajoharie Plant to independent contractors in North Carolina. The transfer, which will result in the termination of approximately 80 employees, will be conducted in phases beginning by mid April 2007, and is expected to be completed by June 1, 2007. As a result, the Company expects to record a first quarter 2007 pre-tax charge of approximately $0.6 million to $0.8 million, consisting primarily of severance and employee related charges, with cash payouts occurring throughout the balance of 2007. The Company anticipates utilizing the Canajoharie Plant for warehousing and office requirements at this time.

Third party contract manufacturers represented approximately 22% of the Company's domestic production volume for the year ended December 31, 2006. A portion of the Company's products are packaged by third-party manufacturers for resale by the Company to its customers and the remainder are produced by third-party manufacturers and packaged by the Company. In recent years, the Company has increased its use of third party manufacturing because it has produced cost savings and profit improvement opportunities. Going forward, the Company plans to evaluate and undertake further cost savings opportunities related to third party manufacturing. The balance of the Company's production volume for the year ended December 31, 2006 was manufactured at a facility in Barrie, Ontario, Canada. This facility primarily serves the Canadian market and provides backup for selected products for both the domestic and United Kingdom markets, as necessary. See "Risk Factors--Risks Related to the Company--Certain of its products are manufactured by a limited number of third party suppliers, which limits its control of the manufacturing process and may cause variations in quality or delays in its ability to fill orders."

The recent expansion of the Company's Rocky Point facility has doubled the square footage of laboratory space for testing and quality control and has enabled the Company to improve its quality assurance, quality control and regulatory processes. The Company's Rocky Point facility is equipped with state-of-the-art incoming, analytical and microbiology laboratories. To supplement its in-house quality control efforts, the Company retains from time to time a third party Good Manufacturing Process ("GMP") auditing company to audit regulatory compliance.

The Company expended approximately $8.1 million, $7.7 million, $0.6 million and $9.0 million in 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004, respectively, on clinical and regulatory affairs, quality control and research activities relating to the development of new products, all of which are conducted internally by the Company.

RAW MATERIALS

The Company purchases the raw materials, components and semi-finished goods used in its manufacturing processes from various third-party manufacturers, paperboard suppliers and packaging component distributors. The Company has not experienced any difficulty obtaining raw materials and believes that such materials are readily available. The Company believes that its current sources of supply, together with potential alternative sources, will be adequate to meet future production demands. The Company continually evaluates opportunities to improve efficiencies and reduce costs by either out-sourcing or in-sourcing the production of certain components and raw materials.

PATENTS AND TRADEMARKS

The Company owns or has rights to trademarks, service marks or trade names that it uses in connection with the operation of its business. Some of its more important trademarks and service marks that appear in this Form 10-K include SALLY HANSEN(R), HARD AS NAILS(R), N.Y.C. NEW YORK COLOR(R), LACROSS(R), ORAJEL(R), BABY ORAJEL(R), DERMAREST(R) and GENTLE NATURALS(R), which are registered in the United States and may be registered in other jurisdictions.

The Company considers its trademarks to be material assets, and the registration and protection of its trademarks in the aggregate to be important to its business, in that the success of certain of its products is due at least in part to the goodwill associated with its primary brand names. The Company has registered or applied to register many of these trademarks, both in the United States and in foreign countries. The Company has also been issued several United States patents, expiring at various times through 2020 and has licensed certain intellectual property from third parties. Many of the products the Company refers to as patented in this Annual Report on Form 10-K utilize patented technology that it licenses from third parties and does not own. While the Company believes its patents and patent licenses to be important, the Company does not consider its business as a whole to be dependent on such patent licenses or patent protection. The Company is involved in various intellectual property claims and legal actions arising in the ordinary course of business. While the effect of the final resolutions of these matters is not known, management is of the opinion that they will not have a material adverse effect on the Company's consolidated financial position.

GOVERNMENT REGULATIONS

The formulation, manufacturing, packaging, labeling, registration, distribution, advertising, importation, sale and storage of the Company's OTC drug and cosmetic products are subject to regulation by various federal agencies, including the FDA and the FTC.

All of the Company's OTC pharmaceutical products are regulated pursuant to the FDA's OTC monograph system. The monographs, both tentative and final, set out the active ingredients and labeling indications and claims that are permitted for certain broad categories of OTC pharmaceutical products such as oral analgesics. Where the FDA has promulgated a final monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and is not misbranded. A tentative final monograph indicates that the FDA has not yet made a final determination about products in a category to establish safety and effectiveness for a product and its uses. However, unless there is a serious safety or effectiveness issue, the FDA will exercise enforcement discretion and permit companies to sell existing products until the final monograph is promulgated. Products that comply with either final or tentative final monograph standards do not require pre-market approval from the FDA. Clinical efforts are presently in progress to validate whether all labeling and advertising claims will be covered by monographs once the final rulings are published. OTC drugs marketed pursuant to either a final monograph or a proposed monograph are subject to the FDA's current GMP requirements. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

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

ENVIRONMENTAL

The Company is subject to a broad range of frequently changing federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the handling and disposal of, and exposure to, hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. The Company believes that its business operations and facilities are in material compliance with all applicable environmental, health and safety laws and regulations, though future expenditures may continue to be necessary in order to maintain such compliance. However, some of its current and former facilities are currently involved in environmental investigations and remediations resulting from past releases of hazardous substances or the presence of other contaminants. While the Company does not believe that any investigation or remediation obligations that it has identified will have a material adverse effect on its operating results or financial condition, there can be no assurance provided that such obligations will not arise in the future.

EMPLOYEES

As of December 31, 2006, the Company had approximately 1,700 employees. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its employee and labor relations to be satisfactory.

Item 1A - Risk Factors

RISKS RELATED TO THE COMPANY

THE COMPANY'S SUBSTANTIAL LEVERAGE MAY IMPAIR ITS FINANCIAL CONDITION AND PREVENT IT FROM FULFILLING ITS DEBT OBLIGATIONS.

The Company has a substantial amount of debt. As of December 31, 2006, the Company's total debt was $370.4 million; consisting primarily of $185.0 million aggregate principal amount of senior secured floating rate notes (the "Notes"), $175.0 million principal amount of senior subordinated notes (the "Subordinated Notes") and $10.0 million of senior debt outstanding under its asset based revolving credit facility ("the ABL Credit Facility"). As of December 31, 2006, the Company had, $74.0 million of unutilized commitments under the ABL Credit Facility and $71.2 million of availability thereunder. For the fiscal year ended December 31, 2006, the Company's earnings would have been insufficient to cover fixed charges by $30.2 million.

The Company's substantial debt could have important consequences, including:

      o making it more difficult for the Company to satisfy its obligations with respect to the Notes and the Subordinated Notes;

      o increasing its vulnerability to general adverse economic and industry conditions by making it more difficult for the Company to react quickly to changing conditions;

      o limiting its ability to realize expected cost savings and operational improvements;

      o limiting its ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, and other general corporate requirements;

      o requiring a substantial portion of its cash flow from operations for the payment of interest on its debt and reducing its ability to use its cash flow to fund working capital, capital expenditures, acquisitions, and general corporate requirements;

      o exposing the Company to risks inherent in interest rate fluctuations because some of the borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates;

      o limiting its flexibility in planning for, or reacting to, changes in its business, and the industry in which the Company operates; and

      o placing the Company at a competitive disadvantage compared with its competitors that have less debt.

DESPITE CURRENT INDEBTEDNESS LEVELS, THE COMPANY AND ITS SUBSIDIARIES MAY STILL BE ABLE TO INCUR SUBSTANTIALLY MORE DEBT. THIS COULD FURTHER EXACERBATE THE RISKS ASSOCIATED WITH ITS SUBSTANTIAL LEVERAGE.

Subject to specified limitations, the indenture governing the Notes, the credit agreement governing the ABL Credit Facility and the indenture governing the Subordinated Notes permit the Company and its subsidiaries to incur substantial additional debt. If new debt is added to the Company and its subsidiaries' current debt levels, the risks described above could intensify.

COVENANT RESTRICTIONS UNDER THE COMPANY'S INDEBTEDNESS MAY LIMIT ITS ABILITY TO OPERATE ITS BUSINESS.

The indenture governing the Notes, the credit agreement governing the ABL Credit Facility and the indenture governing the Subordinated Notes do, and the Company's future debt agreements may, contain covenants that may restrict the Company's ability to finance future operations or capital needs or to engage in other business activities. The ABL Credit Facility and the indentures restrict, among other things, the Company's ability and the ability of its restricted subsidiaries to:

      o     borrow money;

      o     incur liens;

      o     pay dividends or make other distributions;

      o     make other restricted payments and investments;

      o     issue preferred stock;

      o     enter into transactions with affiliates;

      o     merge or consolidate; and

      o     transfer or sell assets.

In addition, the ABL Credit Facility requires the Company to satisfy a minimum fixed charge coverage ratio test if excess availability falls below specified levels. Events beyond the Company's control, including changes in general economic and business conditions, may affect its ability to comply with the covenants in its debt instruments. A breach of any of these covenants would result in a default under the ABL Credit Facility and the indentures. If an event of default under the ABL Credit Facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the debt under the ABL Credit Facility and indentures is accelerated, there can be no assurance provided that the Company would have sufficient assets to pay amounts due under the ABL Credit Facility, the Notes, the Subordinated Notes or other debt then outstanding.

THE COMPANY WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH, AND ITS ABILITY TO GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS DEPENDS UPON MANY FACTORS, SOME OF WHICH ARE BEYOND ITS CONTROL.

The Company's ability to make payments on and refinance its debt and to fund working capital needs and planned capital expenditures depends on its ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative, and regulatory factors and other factors that are beyond the Company's control. For example, the Company's need to stock substantial inventory could increase its working capital needs. The Company expects that anticipated cash flow from operating activities and expected available borrowings under the ABL Credit Facility will provide sufficient working capital to operate its business, to fund expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on its outstanding debt. However, there can be no assurance provided that the Company's business will continue to generate cash flow from operations or that its cash needs will not increase. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and meet its other needs, the Company may have to refinance all or a portion of its existing debt or obtain additional financing or reduce expenditures that the Company deems necessary to its business. There can be no assurance provided that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company's financial condition and on its ability to meet its obligations under the ABL Credit Facility, the Notes and the Subordinated Notes.

As of December 31, 2006, the Company's total debt was $370.4 million; consisting primarily of $185.0 million aggregate principal amount of Notes, $175.0 million principal amount of Subordinated Notes and $10.0 million of senior debt outstanding under the ABL Credit Facility. As of December 31, 2006, the Company had $74.0 million of unutilized commitments under the ABL Credit Facility and $71.2 million of availability thereunder. For the fiscal year ended December 31, 2006, the Company's earnings would have been insufficient to cover fixed charges by $30.2 million.

The Company expects that its total expenditures for machinery and equipment and display fixtures will be approximately $22.0 million in 2007. The Company anticipates that its debt service requirements in 2007 will be approximately $34.6 million.

THE COMPANY MAY NOT SUCCESSFULLY IMPLEMENT ITS BUSINESS STRATEGIES OR REALIZE ALL OF THE EXPECTED COST SAVINGS.

The Company may not be able to fully implement the business strategies described under "Business--Business Strategies" or realize, in whole or in part within the time frames anticipated, the expected cost savings and efficiency improvements. The Company's business strategies include realizing approximately $6.0 million of additional annualized cost savings in 2007 from operational efficiency improvements by completing the implementation of a number of sales and operational process initiatives designed to improve sales forecasting, demand planning and production scheduling, and continuing to improve the efficiency level of the manufacturing facilities and the process of identifying, evaluating and selling promotional products. The Company's business strategies, including ongoing efficiency improvements that are currently being implemented, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. Therefore, the Company may not fully achieve its expected cost savings and efficiency improvements. The Company's business strategy may also change from time to time. As a result, the Company may not be able to achieve its expected results of operations.

THE HIGH LEVEL OF COMPETITION IN THE COMPANY'S INDUSTRY COULD MATERIALLY ADVERSELY AFFECT ITS BUSINESS.

The business of selling branded consumer products in both the cosmetics and OTC pharmaceuticals markets is highly competitive. These markets include numerous manufacturers, distributors, marketers and retailers that actively compete for consumers' business both in the United States and abroad. Some of these competitors are larger, have substantially greater resources than the Company has and are less leveraged. Therefore, these companies may be able to grow more quickly through strategic acquisitions, to spend more aggressively on advertising and marketing and to respond more flexibly to changing business and economic conditions than the Company.

The Company competes on the basis of numerous factors, including brand recognition, product quality, performance, price and product availability at retail stores. Advertising, promotion, merchandising, packaging, the availability of wall display space, the timing of new product introductions and line extensions also have a significant impact on customer's buying decisions and, as a result, on the Company's sales. The structure and quality of the Company's sales force, as well as consumer consumption of the Company's products, affects in-store position, wall display space and inventory levels in retail outlets. The Company's markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. In addition, the Company's products are at the risk of becoming obsolete due to new product introductions, medical advances or new technologies. An increase in the amount of competition that the Company faces could have a material adverse effect on the Company's operating results.

In addition, competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive pricing may require price reductions by the Company, may decrease the Company's profitability, and may result in lost sales. There can be no assurance that future price or product changes by the Company's competitors will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes of its own to maintain its current market position.

CERTAIN OF THE COMPANY'S PRODUCTS ARE MANUFACTURED BY A LIMITED NUMBER OF THIRD PARTY SUPPLIERS, WHICH LIMITS ITS CONTROL OF THE MANUFACTURING PROCESS AND MAY CAUSE VARIATIONS IN QUALITY OR DELAYS IN ITS ABILITY TO FILL ORDERS.

Certain of the products the Company sells are manufactured for it under contract by a limited number of suppliers located in China, Dubai, Pakistan and Canada. Third party contract manufacturers represented approximately 22% of the Company's domestic production volume for the year ended December 31, 2006. The Company depends on these suppliers to deliver products that are free from defects, that comply with the Company's specifications, that meet the Company's delivery requirements and that are competitive in cost. If the Company's suppliers deliver products that are not free from defects or that otherwise do not meet the Company's specifications, the Company's product failure and return rates may increase and the reliability and reputation of the Company's products may suffer. In addition, if the Company's suppliers do not meet the Company's delivery requirements or cease doing business with it for any reason (including, for example, because of a supplier's financial failure or bankruptcy), the Company might miss its customers' delivery requirements, which could in turn cause its customers to cancel orders, refuse to accept deliveries, demand reduced prices or reduce future orders. Even if acceptable alternative suppliers are found, the process of locating and securing such alternatives is likely to disrupt the Company's business and there can be no assurance that it will be able to secure alternative suppliers on acceptable terms, which could adversely affect the Company's results of operations and financial condition. Extended unavailability of necessary components or finished goods could cause the Company to cease marketing one or more of its products for a period of time. See "--The Company's success depends on its quality control and on its ability to deliver products in a timely manner."

ADVERSE OCCURRENCES AT THE COMPANY'S ROCKY POINT FACILITY COULD NEGATIVELY IMPACT ITS BUSINESS.

The Company operates a facility in Rocky Point, North Carolina, which serves as the main manufacturing and distribution facility. In comparison to the Company's total distribution network, the distribution needs of the customers the Company serves are heavily dependent on products manufactured at and/or delivered through the Company's Rocky Point facility. If operational complications arise with the Company's Rocky Point facility or if its Rocky Point facility is severely damaged or destroyed, the Company's other manufacturing and distribution facilities will not be able to support the resulting additional distribution and manufacturing demands. The Company's customers expect quick response time on product orders and any such complications could adversely affect the Company's ability to deliver products to its customers on a timely basis or that are free from defects. If the Company misses its customers' delivery requirements or if its products fail to meet their specifications, the Company's relationships with its customers could suffer and the Company could lose market share. See "--The Company's success depends on its quality control and on its ability to deliver products in a timely manner" and "--In the event of a catastrophic loss of any one or more key manufacturing and distribution facilities, the Company's business would be materially adversely affected."

THE COMPANY DEPENDS ON A LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF ITS SALES AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS COULD REDUCE ITS SALES.

The Company depends on its core customer relationships for a large portion of its sales, including the Company's relationships with Wal-Mart, Walgreens and CVS. For the year ended December 31, 2006, Wal-Mart accounted for approximately 26.5%, Walgreens accounted for approximately 11.9% and CVS accounted for approximately 11.6% of the Company's gross sales. None of the Company's other customers individually accounted for more than 10% of its gross sales for the year ended December 31, 2006. The loss of one or more of the Company's top customers, that individually or in the aggregate, account for a significant portion of its sales, or any significant decrease in sales to those customers, or any significant decrease in its retail display space in any one or more of those customers' stores, could reduce the Company's sales and therefore could have a material adverse effect on its business, financial condition and results of operations.

In addition, the Company's business is based upon purchase orders. Accordingly, its customers could cease buying its products from the Company at any time and for any reason. The fact that the Company does not have long-term contracts with its customers means that the Company has no recourse in the event a customer no longer wants to purchase products from it. If any significant customer or any significant number of the Company's customers elects not to purchase products from the Company, its business, prospects, financial condition and results of operations could be materially adversely affected.

THE COMPANY MAY BE MATERIALLY ADVERSELY AFFECTED BY FLUCTUATIONS IN BUYING DECISIONS OF MASS MERCHANDISERS, THE TREND TOWARD RETAIL TRADE CONSOLIDATION, AND CHANGING POLICIES AND DEMANDS OF ITS RETAIL TRADE CUSTOMERS.

The Company sells its products principally to mass merchandisers in the United States. Consequently, its sales are affected by fluctuations in the buying patterns of these customers. These fluctuations may result from economic conditions or other factors. In addition, with the growing trend towards retail consolidation, the Company is increasingly dependent upon a few leading retailers, such as Wal-Mart, Walgreens, CVS, Target and Rite Aid, whose bargaining strength continues to grow due to their size. Such retailers have demanded, and may continue to demand, increased service and order accommodations as well as incremental promotional investments. As a result, the Company may face increased expenses to meet these demands, which would reduce its margins. The Company also may be negatively affected by changes in the policies and demands of its retail trade customers relating to service levels, inventory destocking, limitations on access to wall display space, radio frequency identification tagging of products and other conditions.

THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO ANTICIPATE AND RESPOND IN A TIMELY MANNER TO CHANGING CONSUMER DEMANDS.

The Company's success depends on its products' appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If its current products do not meet consumer demands, the Company's sales may decline. In addition, the Company's growth depends upon its ability to develop new products, product line extensions and product improvements, which involve numerous risks. The Company may not be able to accurately identify consumer preferences or translate its knowledge into consumer-accepted products or successfully integrate those products with its existing product platform or operations. The Company may also experience increased expenses incurred in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect its margins. Furthermore, product development may divert management's attention from other business concerns, which could cause sales of its existing products to suffer. There can be no assurance provided that the Company will be able to successfully develop new products in the future or that newly developed products will contribute favorably to its operating results.

CONSUMERS MAY REDUCE DISCRETIONARY PURCHASES OF THE COMPANY'S PRODUCTS AS A RESULT OF A GENERAL ECONOMIC DOWNTURN.

The Company believes that consumer spending on cosmetics products is influenced by general economic conditions and the availability of discretionary income. Accordingly, the Company may experience sustained periods of declines in sales during economic downturns, or in the event of terrorism affecting consumer purchasing patterns. In addition, a general economic downturn may result in reduced traffic in its customers' stores which may, in turn, result in reduced sales to its customers. Any resulting material reduction in the Company's sales could have a material adverse effect on its business, prospects, results of operations and financial condition.

IF THE COMPANY IS UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS ITS ABILITY TO COMPETE COULD BE NEGATIVELY IMPACTED.

The Company attempts to protect its intellectual property rights through a combination of patent, trademark and copyright laws, as well as licensing agreements. However, the Company's failure to obtain or maintain adequate protection of its intellectual property rights for any reason could have a material adverse effect on its business, results of operations or financial condition. In addition, there can be no assurance provided that the Company's intellectual property rights will receive the same degree of protection in foreign countries as they would in the United States.

The market for the Company's products depends to a significant extent upon the goodwill associated with its trademarks and trade names. The Company owns the material trademarks and trade name rights used in connection with the packaging, marketing and sale of its products. Therefore, trademark and trade name protection is critical to its business. Although the Company has registered or applied to register many of its trademarks in the United States and in certain foreign countries, there can be no assurance provided that all of the Company's trademark applications will be approved. Third parties may also oppose the Company's trademark applications, or otherwise challenge its use of the trademarks. Further, there can be no assurance provided that competitors will not infringe the Company's trademarks, or that the Company will have adequate resources to enforce its trademarks.

The Company owns a small number of patents that relate to certain of its products. The patents the Company owns could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide the Company with any meaningful protection or commercial advantage. Further, there can be no assurance provided that competitors will not infringe the Company's patents, or that the Company will have adequate resources to enforce its patents.

A substantial portion of the intellectual property used in the Company's products, particularly patented technology, is licensed from third parties. There can be no assurance provided that these third parties can successfully maintain their patents and other intellectual property rights. In addition, the sale of these products relies on the Company's ability to maintain and extend its licensing agreements with third parties, and there can be no assurance provided that the Company will be successful in maintaining these licensing agreements. Any significant impairment of the intellectual property covered by these licenses, or in the Company's rights to use intellectual property, may cause its sales to decline.

Other parties may infringe on the Company's intellectual property rights. Any such infringement of its intellectual property rights would also likely result in a commitment of the Company's time and resources to protect its rights through litigation or otherwise. There can be no assurance provided that the Company will have the resources to enforce its intellectual property rights, or that it will be successful in doing so.

The Company faces the risk of claims that it has infringed third parties' intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause the Company to cease making, licensing or using products that incorporate the challenged intellectual property; require the Company to redesign, reengineer or rebrand its products or packaging, if feasible; divert management's attention and resources; or require the Company, if possible, to enter into royalty or licensing agreements in order to obtain the right to use a third party's intellectual property.

REGULATORY MATTERS GOVERNING THE COMPANY'S INDUSTRY COULD HAVE A SIGNIFICANT NEGATIVE EFFECT ON ITS BUSINESS.

In both the Company's United States and foreign markets, the Company is affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions.

The formulation, manufacturing, packaging, labeling, registration, advertising, distribution, importation, sale and storage of the Company's OTC drug and cosmetic products are subject to extensive regulation by various federal agencies, including the Food and Drug Administration, or the FDA, the Federal Trade Commission, or the FTC, the Consumer Product Safety Commission, the Environmental Protection Agency, or the EPA, and by various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed and sold. Failure by the Company or its manufacturers to comply with those laws and regulations could lead to enforcement action and the imposition of significant penalties or claims, resulting in significant loss of sales, and could materially adversely affect the Company's business. In addition, the adoption of new laws or regulations or changes in the interpretations of existing laws or regulations may result in significant compliance costs or discontinuation of product sales and may materially adversely affect the marketing of the Company's products, resulting in significant loss of sales.

All of the Company's OTC drug products are regulated pursuant to the FDA's OTC drug monograph system. The monographs, both tentative and final, set out the active ingredients and labeling indications and claims that are permitted for certain broad categories of OTC pharmaceutical products such as oral analgesics. Where the FDA has finalized a particular monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and not misbranded. A tentative final monograph indicates that the FDA has not yet made a final determination about products in a category to establish safety and effectiveness for a product and its uses. However unless there is a serious safety or effectiveness issue, the FDA will typically exercise enforcement discretion and permit companies to continue to sell products until the final monograph is promulgated. Products that comply with either final or tentative final monograph standards do not require pre-market approval from the FDA.

Certain of the Company's ORAJEL(R) products are currently marketed under an FDA tentative final monograph. The Company faces the risk that the FDA may finalize a monograph and exclude a labeling claim or a product formulation in a manner that would negatively affect one or more of such ORAJEL(R) products. If the Company desires to continue to sell a product that is outside the scope of a monograph, the Company would relabel or reformulate the product, if possible, to comply with the final monograph or submit a new drug application, or NDA, to have its existing formulation approved by the FDA. The submission of an NDA could require the preparation and submission of clinical tests, which may be time-consuming and expensive. The Company may not receive FDA approval of any application in a timely manner or at all. If the Company was not able to conform its product to the conditions described in a final monograph or submit an NDA and obtain approval in a timely manner, the Company would be required to discontinue selling the affected product. Changes in monographs could also require the Company to revise its labeling or formulation, modify its production process or provide additional scientific data each of which would involve additional costs, which may be prohibitive.

If the Company fails to comply with federal, state or foreign laws and regulations, the Company could be required to:

      o     suspend manufacturing operations;

      o     change product formulations;

      o     suspend the sale of products with non-complying specifications;

      o     initiate product recalls; and/or

      o change product labeling, packaging or advertising or take other corrective action.

Any of these actions could materially adversely affect the Company's financial results.

In addition, the Company's failure to comply with FDA, FTC, EPA or state laws and regulations, or with laws and regulations in foreign markets that cover its product claims and advertising, including direct claims and advertising by the Company, may result in enforcement actions and imposition of penalties or otherwise materially adversely affect the distribution and sale of its products.

Furthermore, the Company also is subject to a variety of other laws and regulations in various foreign markets. The Company's failure to comply, or assertions that the Company fails to comply, with these laws and regulations could have a material adverse effect on its business in a particular market or in general. To the extent the Company decides to commence or expand operations in additional countries, laws and regulations in those countries, or the cost of complying with such laws and regulations, may prevent or delay entry into or expansion of operations in those markets. In addition, the Company's ability to sustain satisfactory levels of sales in its markets is dependent in significant part on its ability to introduce additional products into the markets. However, government laws and regulations in both its domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of the Company's products.

THE COMPANY'S SUCCESS DEPENDS ON ITS QUALITY CONTROL AND ON ITS ABILITY TO DELIVER PRODUCTS IN A TIMELY MANNER.

The Company's success depends upon its quality control and on its ability to deliver products in a timely manner. If the Company's products are not delivered according to customers' delivery requirements or are found to be defective or not to specification, the Company's relationship with consumers could suffer, its brands could become diluted and the Company could lose its market share, experience increased return rates or become subject to liability claims, any of which could have an adverse effect on the Company's business and results of operations.

PRODUCT LIABILITY CLAIMS COULD HURT THE COMPANY'S BUSINESS.

The Company may be required to pay for losses or injuries purportedly caused by its products. The Company has been, and may in the future be, subject to various product liability claims. Claims could be based on allegations that, among other things, the Company's products contain contaminants, include inadequate instructions or provide inadequate warnings concerning side effects or interactions with other substances. In addition, product liability claims may result in negative publicity that may materially adversely affect the Company's sales. Also, if one of the Company's products is found to be defective it may be required to recall it, which may result in substantial expense and adverse publicity and materially adversely affect the Company's sales. For example, in June 2005, the Company initiated a voluntary recall of all lots of the ORAJEL(R) TODDLER YELLOW MANUAL TOOTHBRUSH following receipt of reports of these toothbrushes breaking during use. Although the Company maintains product liability insurance coverage, potential product liability claims may exceed the amount of the Company's insurance coverage or potential product liability claims may be excluded under the terms of its policy, which could hurt the Company's financial condition. In addition, the Company may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future.

IN THE EVENT OF A CATASTROPHIC LOSS OF ANY ONE OR MORE KEY MANUFACTURING AND DISTRIBUTION FACILITIES, THE COMPANY'S BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

The Company faces the risk of a catastrophic loss of the use of all or a portion of any of its manufacturing and distribution centers due to accident, terrorist attack, labor issues, weather conditions, other natural disasters or otherwise. Such a catastrophic loss could have a material adverse effect on the Company's business, including its results of operations and financial condition. Although the Company maintains insurance covering its manufacturing facilities, including business interruption insurance, there can be no assurance provided that the Company's insurance coverage will be adequate to cover all of its losses in the event of a catastrophic loss of any of these facilities. In addition, such insurance, including business interruption insurance, could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms or at all.

THE COMPANY'S BUSINESS MAY BE SUBJECT TO SIGNIFICANT ENVIRONMENTAL INVESTIGATION, REMEDIATION AND COMPLIANCE COSTS.

The Company is subject to a broad range of frequently changing federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the handling and disposal of, and exposure to, hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. The Company believes that its business operations and facilities are in material compliance with all applicable environmental, health and safety laws and regulations, though future expenditures may continue to be necessary in order to maintain such compliance. However, some of the Company's current and former facilities are currently involved in environmental investigations and remediations resulting from past releases of hazardous substances or the presence of other contaminants. While the Company does not believe that any investigation or remediation obligations that it has identified will have a material adverse effect on its operating results or financial condition, there can be no assurance provided that such obligations will not arise in the future. For a discussion of existing environmental issues relating to the Company, see "Business--Environmental."

THE COMPANY IS SUBJECT TO THE RISK ASSOCIATED WITH DOING BUSINESS OUTSIDE OF THE UNITED STATES.

For the year ended December 31, 2006, approximately 17% of the Company's net sales were attributable to the Company's business outside of the United States, which is conducted through certain of the Company's subsidiaries and distributors, licensees and joint venture relationships. Accordingly, the Company may encounter risks of doing business outside of the United States including:

      o unexpected changes in, or impositions of, laws or regulatory requirements;

      o fluctuations in foreign exchange rates, which could cause fluctuations in the price of the Company's products in foreign markets or cause fluctuations in the cost of certain raw materials purchased by the Company;

      o delays resulting from difficulty in obtaining export licenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection and potentially adverse tax treatment;

      o     potential trade restrictions and exchange controls;

      o differences in protection of the Company's intellectual property rights; and

      o the burden of complying with a variety of foreign laws and regulations.

In addition, the Company will be increasingly subject to general geopolitical risks in foreign countries where it operates, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers' inventory levels and consumer purchasing, and which could cause the Company's results to fluctuate and its sales to decline. It has not been the Company's practice to engage in foreign exchange hedging transactions to manage the risk of fluctuations in foreign exchange rates because of the limited nature of the Company's past international operations. The potential translation and transaction loss resulting from a hypothetical 10% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.4 million at December 31, 2006.

THE COMPANY DEPENDS ON ITS KEY PERSONNEL AND THE LOSS OF THE SERVICES PROVIDED BY ANY OF ITS EXECUTIVE OFFICERS OR OTHER KEY EMPLOYEES COULD HARM ITS BUSINESS AND RESULTS OF OPERATIONS.

The Company's success depends to a significant degree upon the continued contributions of its senior management, many of whom would be difficult to replace. Generally, these employees may voluntarily terminate their employment with the Company at any time. In such event, the Company may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. Accordingly, there can be no assurance that the Company's business would not be materially adversely affected if one or more of these key individuals left. The Company does not maintain any key-man or similar insurance policies covering any of its senior management or key personnel.

RISKS RELATING TO THE COMPANY'S RELATIONSHIP WITH KELSO

THE COMPANY IS CONTROLLED BY AFFILIATES OF KELSO

Certain private equity funds affiliated with Kelso own a substantial majority of the Company's equity. The Kelso affiliates can elect all of the Company's directors, appoint new management and approve any action requiring the vote of the Company's outstanding common stock, including amendments of the Company's certificate of incorporation, mergers or sales of substantially all of the Company's assets. The directors elected by the Kelso affiliates can make decisions affecting the Company's capital structure, including decisions to issue additional capital stock and incur additional debt.

Item 1B - Unresolved Staff Comments

Not applicable.

Item 2 - Properties

The Company's corporate and administrative offices are located in approximately 88,000 square feet of leased space in Uniondale, New York.

The Company's primary research and development facility is located in approximately 21,000 square feet of leased space in Plainview, New York.

The Company's principal manufacturing facility and distribution center for both the cosmetic and pharmaceutical segments are located in two Company-owned buildings containing approximately 430,000 square feet, in Rocky Point, North Carolina. Both buildings are of insulated metal building construction.

The Company leases approximately 160,000 square feet of space in Leland, North Carolina to supplement the Rocky Point, North Carolina location.

The Company owns property located in Canajoharie, New York, consisting of a two-story brick and steel building with approximately 50,000 square feet of floor space. This building is used by the cosmetic segment. On February 12, 2007, the Company announced plans to transfer the manufacturing activities currently performed at the Canajoharie Plant to independent contractors in North Carolina. The transfer will be conducted in phases beginning by mid April 2007, and is expected to be completed by June 1, 2007. The Company anticipates utilizing the Canajoharie Plant for warehousing and office requirements at this time.

The Company owns property located in the City of Barrie, Province of Ontario, Canada, consisting of a building with approximately 68,000 square feet of floor space. The facility is used for manufacturing and shipping and contains the administrative offices of its Canadian subsidiaries.

The Company owns two properties located in the City of Little Falls, New York, consisting of a building with approximately 63,000 square feet of floor space and a second 100,000 square foot facility. As of December 31, 2006, both buildings are being used to warehouse a portion of the Company's inventory. In January 2007, the Company sold these properties to an unrelated third party for $3.0 million and leased back the properties for a six year term.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5 - Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company's common stock. As of December 31, 2006, there was one holder of record of the Company's 1,000 shares of common stock, $0.01 par value.

The Company has not issued a dividend on its common stock. The Company is currently restricted from paying dividends under the terms of certain of its borrowing agreements.

As of December 31, 2006, options to purchase 133,250 shares of common stock were outstanding pursuant to the DLI Holding Corp. Option Incentive Plan. All of theses options were granted at an exercise price per share of $35.00. Approximately 33% of the options generally vest in equal annual installments on each of the first three anniversaries of the grant date. The remaining options will generally become exercisable only if Kelso is able to sell its equity investment in DLI at a price equal to at least two times its initial investment and achieve at least a 14% internal rate return, subject to certain exceptions. The options will expire ten years from the grant date. See Note 11 to the Notes to the Consolidated Financial Statements.

As of December 31, 2006, 294,485 Override Units in DLI Holding LLC ("DLI LLC") were granted to certain executives. The Override Units have two sub-classes:
Operating Units and Value Units. Subject to forfeiture and participation provisions (including the applicable Benchmark Amount of $32.718857) as detailed in the DLI LLC Agreement, the holders of Override Units will have voting rights with respect to their Override Units and shall have the rights with respect to profits and losses of DLI LLC and distributions from DLI LLC as set forth in the DLI LLC Agreement. The Override Units are not convertible into common stock and are not saleable or generally transferable. In total, thirty three percent of the Override Units granted were Operating Units which may be forfeited, on a pro-rata basis, if any executive ceases to be employed by the Company during the three year period following the grant of such Operating Units. The remaining sixty seven percent of the Override Units granted were Value Units which participate in distributions only upon certain change of control or liquidation events and only if, upon the occurrence of such an event, Kelso receives an internal rate of return, compounded annually, on its investment in DLI LLC of at least 14% and the Final Value, as defined in the DLI LLC Agreement, is at least greater than two times the Initial Price, as defined in the DLI LLC Agreement. All Value Units will participate in distributions if the Final Value is at least four times the Initial Price, and the Value Units will participate in distribution on a ratable basis in the event that the Final Value is greater than two times but less than four times the Initial Price. Value Units granted to an executive are subject to forfeiture if the executive ceases to be employed by the Company prior to a change in control. Value Units not eligible to participate in distributions are automatically forfeited. See Note 11 to the Notes to the Consolidated Financial Statements.


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

Item 6 - Selected Consolidated Financial Data

The selected consolidated financial data as of December 31, 2006 and for the fiscal year then ended, as of December 31, 2005 and for the periods February 1, 2005 to December 31, 2005 (the "2005 Successor Period") and January 1, 2005 to January 31, 2005 (the "2005 Predecessor Period") and as of December 31, 2004, 2003 and 2002 and for the fiscal years then ended have been derived from the audited consolidated financial statements of Del Laboratories, Inc. and its subsidiaries. The audited consolidated financial statements as of December 31, 2006 and 2005 and for the fiscal year ended December 31, 2006, for the 2005 Successor Period and the 2005 Predecessor Period and for the fiscal year ended December 31, 2004 are included elsewhere in this Annual Report on Form 10-K.

The Merger was completed on January 27, 2005. Since the actual results between the period January 28, 2005 and January 31, 2005 were not material to the 2005 Successor Period for the quarter or the annual results, the Company has utilized January 31, 2005 as the acquisition date. As a result of the Merger, the Company's capital structure and its basis of accounting differ from those prior to the Merger. The Company's financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the Merger under the purchase method of accounting. Therefore, the Company's financial data for the period before the Merger (which is referred to as the Predecessor Period) generally will not be comparable to the Company's financial data for the period after the Merger (which is referred to as the Successor Period). As a result of the Merger, the Company's consolidated statements of operations for the Successor Period include interest expense and amortization expense related to debt issuance costs related to acquisition indebtedness, original issue discount amortization and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of the Company's inventories, intangible assets, and fixed assets on the date of the Merger became their new "cost" basis. Accordingly, the cost of inventories, the amortization of intangible assets with determinable lives and the depreciation of fixed assets in the Successor Period are based upon their newly established cost basis. Additionally, the fair value of the Company's pension assets and liabilities were adjusted as a result of purchase accounting; therefore, pension expense for the Successor Period is based upon the newly established fair values. Other effects of purchase accounting in the Successor Period are not considered significant.

The financial information as of December 31, 2005 and for the 2005 Successor Period and as of December 31, 2004, 2003 and 2002 and for the years then ended has been restated principally as a result of (a) an error in the Company's income tax provision for the 2005 Successor Period that overstated the net loss and (b) understatements of certain customer liabilities relating to prior financial periods. These restatements are more fully described in Note 3 to the Notes to the Consolidated Financial Statements.

The data shown below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA



                                                SUCCESSOR PERIOD                             PREDECESSOR PERIOD
                                            -------------------------     -------------------------------------------------------
                                               YEAR        FEBRUARY 1,    JANUARY 1,
                                              ENDED          2005 -          2005 -               YEAR ENDED DECEMBER 31,
                                           DECEMBER 31,   DECEMBER 31,    JANUARY 31,    ----------------------------------------
                                               2006           2005           2005           2004           2003           2002
                                           ------------   ------------    -----------    ----------     ----------     ----------
                                                          Restated (1)                  Restated (1)   Restated (1)    Restated (1)
                                                                                    ($000)
Statement of Operations Data:
Net sales                               $ 426,896         $ 379,358     $  18,206         $ 395,174     $ 383,629     $ 343,502
Cost of goods sold (2)                    242,378           211,014         9,718           198,425       185,772       171,346
                                        ---------         ---------     ---------         ---------     ---------     ---------
Gross profit                              184,518           168,344         8,488           196,749       197,857       172,156
Selling and administrative expenses       177,258           158,562        11,475           167,078       161,168       145,721
Severance expenses                            632             3,250          --                  20         2,033            45
Merger expenses                              --               4,711        18,974             1,415          --            --
                                        ---------         ---------     ---------         ---------     ---------     ---------

Income (loss) from operations               6,628             1,821       (21,961)           28,236        34,656        26,390
Other income (expense), net
   Interest expense, net                  (37,132)          (27,661)         (264)           (3,584)       (4,185)       (4,663)
   Loss on early extinguishment of debt      --              (6,449)         --                --            --            --
   Gain (loss) on sale of property             41               555          --                (146)         --           2,428
   Other, net                                 313               531          (232)              331           579          (144)
                                        ---------         ---------     ---------         ---------     ---------     ---------
Other expense, net                        (36,778)          (33,024)         (496)           (3,399)       (3,606)       (2,379)
                                        ---------         ---------     ---------         ---------     ---------     ---------

Earnings (loss) before income taxes       (30,150)          (31,203)      (22,457)           24,837        31,050        24,011
Income tax expense (benefit)              (11,018)          (15,359)      (24,434)           10,159        11,750         8,645
                                        ---------         ---------     ---------         ---------     ---------     ---------
Net income (loss)                       $ (19,132)        $ (15,844)    $   1,977         $  14,678     $  19,300     $  15,366
                                        =========         =========     =========         =========     =========     =========

Other Financial Data:
Depreciation and amortization           $  26,093         $  20,217     $   1,512         $  17,472     $  14,534     $  11,052
Capital expenditures                        7,447             6,327           797             9,525        18,200         9,078
Cash interest expense                      34,236            17,376           140             3,674         3,970         4,467

Statement of Cash Data:
Net cash provided by (used in):
  Operating activities                  $  17,299         $ (28,446)    $     190         $   7,209     $   8,740     $  13,798
  Investing activities                     (6,740)         (382,985)         (797)           (4,714)      (18,025)       (6,138)
  Financing activities                    (13,153)          411,744          (868)             (812)       11,091        (9,833)


                                                   Successor Period                     Predecessor Period
                                              ---------------------------  ---------------------------------------------
                                                                           As of December 31,
                                                  2006          2005            2004           2003             2002
                                               ----------    --------         --------       --------        ---------
                                                           Restated (1)     Restated (1)    Restated (1)    Restated (1)
                                                                         ($000)
Balance Sheet Data
Cash and cash equivalents                       $     42      $  2,602        $  3,873        $  2,113        $    501
Working capital (3)                              105,255       121,372         112,657          92,271          73,879
Property, plant and equipment, net                44,647        48,993          46,769          49,274          37,434
Total assets                                     689,774       712,167         274,568         252,467         202,012
Total debt (including current portion of
   long-term debt) (4)                           370,404       382,426          71,734          72,133          58,984
Shareholders' equity                             111,706       129,972         105,926          90,612          69,283

(1) As disclosed under the "Explanatory Note - Restatements" immediately preceding Part I, Item I of this Annual Report on Form 10-K, the Company has restated certain financial data as of December 31, 2005 and for the 2005
Successor Period and as of December 31, 2004, 2003 and 2002 and for the years then ended. Please refer to Note 3 in the Notes to the Consolidated Financial
Statements for additional information on the restatements. (2) Included in cost of goods sold for the year ended December 31, 2006 is an incremental charge of $25,054 relating to the provision for excess and slow moving inventory. Included in cost of goods sold for the period February 1, 2005 to December 31, 2005 is $8,083 related to the step-up of inventory recorded under purchase accounting and amortized during the year. (3) Working capital is defined as current assets
(excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt and short-term debt). Working capital is as follows:

                                                 SUCCESSOR PERIOD                 PREDECESSOR PERIOD
                                             ------------------------    --------------------------------------
                                                                    AS OF DECEMBER 31,
                                                2006          2005          2004          2003          2002
                                             ----------    ----------    ----------    ----------    ----------
                                                         Restated (1)   Restated (1)  Restated (1)  Restated (1)
                                                                           ($000)
Current Assets:
Accounts receivable, net                     $ 61,563        $ 51,692     $ 54,447     $ 51,984        $ 30,922
Inventories                                    95,062         122,297      111,235       92,518          79,913
Deferred income taxes                          29,995          18,327       18,684       18,514          17,486
Prepaid expenses and other current assets       6,409           5,309        3,685        2,671           4,300
                                             --------        --------     --------     --------        --------

Total current assets                         $193,029        $197,625     $188,051     $165,687        $132,621
                                             --------        --------     --------     --------        --------

Current Liabilities:
Accounts payable                             $ 40,127        $ 35,138     $ 50,530     $ 43,872        $ 32,397
Accrued liabilities                            47,647          41,115       24,864       29,237          26,345
Income taxes payable                             --              --           --            307            --
                                             --------        --------     --------     --------        --------

Total current liabilities                    $ 87,774        $ 76,253     $ 75,394     $ 73,416        $ 58,742
                                             --------        --------     --------     --------        --------

Working Capital                              $105,255        $121,372     $112,657     $ 92,271        $ 73,879
                                             ========        ========     ========     ========        ========


(4) Total debt is calculated as follows:

                                                   Successor Period                          Predecessor Period
                                            -------------------------       ----------------------------------------
                                                                        As of December 31,
                                              2006            2005            2004            2003            2002
                                            --------        --------        --------        --------        --------
                                                                             ($000)
Current portion of long-term debt           $    165        $    185        $    501        $  8,760        $  8,396
Senior secured notes                         185,000         185,000            --              --              --
8% senior subordinated notes, net of
   unamortized discount                      174,103         173,966            --              --              --
Other long-term debt                          11,136          23,275          71,233          63,373          50,588
                                            --------        --------        --------        --------        --------

Total debt                                  $370,404        $382,426        $ 71,734        $ 72,133        $ 58,984
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

The Company owns a portfolio of highly recognized branded products, which are easy to use, competitively priced and trusted by consumers and retailers. As reported by ACNielsen or Information Resources, Inc. ("IRI"), many of the Company's brands have leading market positions in their product categories. In the Company's cosmetics segment, the SALLY HANSEN(R) brand is the number one brand in the mass market nail care category with market leadership positions in nail enamel, nail treatment and bleaches and depilatories. The LACROSS(R) brand is a leader in nail and beauty implements, providing a line of high quality beauty implements including nail clippers, files, scissors, tweezers and eyelash curlers. N.Y.C. NEW YORK COLOR(R) is a highly recognizable brand of value cosmetics offering a complete collection of high quality products at opening price points. In the Company's OTC pharmaceutical segment, ORAJEL(R) is the number one oral analgesic in the United States (based on market share), and the number one pharmacist-recommended brand in the teething segment. The ORAJEL(R) family of products has been developed with formulations specifically targeted at distinct oral pain and infant care indications. The Company's DERMAREST(R) brand is the most complete line of non-prescription products for relief of psoriasis and eczema and is the market share leader in the psoriasis/eczema treatment category.

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

RESTATEMENT

The information below for periods prior to 2006 has been adjusted to reflect the restatement of the Company's financial results which is more fully described in the "Explanatory Note-Restatements" immediately preceding Part I of this Annual Report on Form 10-K and in Note 3, "Restatements" in the Notes to the Consolidated Financial Statements.

RECENT DEVELOPMENTS

Retirement Plan Amendments

On January 26, 2007, the Company announced that it is amending its Employees' Pension Plan (the "Employees' Pension Plan"), a defined benefit plan and has redesigned its 401(k) savings plan, effective April 1, 2007. The Company believes these changes will help address the volatility of the defined benefit plan expenses by providing the Company with the more predictable cost structure of a defined contribution plan and will also provide employees with a retirement program more in line with current trends. The changes include:

(a) The amendment of the Employees' Pension Plan effective April 1, 2007 (the "Effective Date") which closes the Employees' Pension Plan to new employees and discontinues the accrual of future benefits to current employees after the Effective Date. All retirement benefits that employees will have earned as of the Effective Date will be fully preserved. Employees' ongoing service with the Company will continue to be credited for vesting purposes.

(b) The redesigning of the Company's 401(k) savings plan, effective on April 2, 2007, including the following material changes: (i) automatic enrollment for all eligible employees; (ii) Company matching contributions of 100% of an employee's contributions up to 3% of eligible compensation, and 50% of the next 2% contributed; and (iii) an additional automatic Company contribution of 3% of eligible compensation for employees who, as of the Effective Date, were at least 50 years of age and had 10 or more years of vesting service.

The amendment to the Employees' Pension Plan will result in a curtailment of the plan. The Company anticipates recording a one-time pre-tax benefit of approximately $5.0 million to $6.0 million in the first quarter of 2007.

Closing of the Manufacturing Activities at the Canajoharie Facility

On February 12, 2007, the Company announced plans to transfer the manufacturing activities currently performed at the Canajoharie Plant to independent contractors in North Carolina. The transfer, which will result in the termination of approximately 80 employees, will be conducted in phases beginning by mid April 2007, and is expected to be completed by June 1, 2007. As a result, the Company expects to record a 2007 first quarter pre-tax charge of approximately $0.6 million to $0.8 million, consisting primarily of severance and employee related charges, with cash payouts occurring throughout the balance of 2007. The Company anticipates utilizing the Canajoharie Plant for warehousing and office requirements at this time.

Operational Initiatives

In addition to the Company's focus on realizing cost savings, the Company is committed to improving the efficiency of its operations. In mid-2005, the Company engaged Synergetics Installations Worldwide, Inc., or Synergetics, a leading management consulting firm specializing in providing supply chain management advice to manufacturing companies, to assist the Company in realizing previously identified cost savings as well as identifying and implementing additional cost saving opportunities. The Company has substantially completed the implementation of sales and operational process initiatives designed to improve sales forecasting, demand planning and production scheduling, the efficiency level of the manufacturing facilities, and the process of identifying, evaluating and selling promotional products. The Company anticipates incremental annualized cost savings in 2007 of approximately $6.0 million. The Company has incurred one-time consulting fees and implementation costs associated with its 2005 and 2006 cost savings activities of approximately $1.2 million and $3.7 million, respectively.

In the fourth quarter of 2006, the Company recorded an incremental $25.1 million charge to cost of goods sold to increase its reserves for excess and slow moving inventory. The $25.1 million change in estimate is a result of the execution of various initiatives designed to enhance the value of the Company's brands; specifically SALLY HANSEN(R) and ORAJEL(R). These initiatives are consistent with the Company's revised strategic plan which was approved by senior management and certain members of the Board of Directors in December 2006. The Company undertook a process to evaluate its product mix, required inventory levels to support the service level demands of its customers and the appropriateness of its inventory reserves, in relation to the revised strategic plan. This evaluation addressed the usage of existing inventory either within current products, or through the production and sale of promotional inventory or special products. A significant portion of the additional reserve resulted from the Company (i) exiting non-core product lines, (ii) refining its sales forecasting and demand planning activities, (iii) increasing the volume of finished goods produced at third parties which hindered the usefulness of existing inventory components, (iv) incurring increasing losses on the disposition of certain slow moving products and (v) experiencing changes in market conditions for close-out inventory product offerings.

Provisions and write-downs for excess and slow moving inventories for the twelve months ended December 31, 2006 have increased to $35.7 million from $13.3 million and $6.5 million for the 2005 Successor Period and 2004, respectively.

Inventory reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, the timing of new product introductions, customer inventory levels, retailer consolidations, fashion - oriented color cosmetic trends or competitive conditions differ from expectations.

THE MERGER TRANSACTIONS

The Merger Transactions

In January 2005, the following transactions were consummated in connection with the Merger:

o DLI Acquisition Corp., an indirect, wholly-owned subsidiary of DLI Holding Corp. and a direct, wholly-owned subsidiary of DLI Holding II Corp., merged with and into Del Laboratories, Inc., with Del Laboratories, Inc. surviving, which the Company refers to as the Merger. In connection with the Merger, affiliates of Kelso, a third-party investor and others contributed $138.2 million in cash in exchange for interests in DLI
      LLC, which in turn holds all of the outstanding shares of common stock of DLI Holding Corp. In addition, certain members of the Company's senior management prior to and following the Merger who the Company refers to as the continuing investors, exchanged stock options of Del Laboratories, Inc. with an aggregate spread value of $4.5 million into stock options of DLI Holding Corp. with an equivalent spread value.

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

o The net proceeds from the purchase of interests in DLI LLC by affiliates of Kelso, a third-party investor and the continuing investors, the offering of the Subordinated Notes and the borrowings under the prior senior credit facilities were used, among other things, to fund the cash consideration payable in connection with the Merger to the old stockholders and option holders of Del Laboratories, Inc. and repay certain of the Company's indebtedness existing immediately prior to the Merger, including payment of accrued interest and related prepayment premiums thereunder.

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

The Merger was completed on January 27, 2005. Since the actual results between the period January 28, 2005 to January 31, 2005 were not material to the Successor Period for the quarter or the annual results, the Company has utilized January 31, 2005 as the acquisition date. As a result of the Merger, the Company's capital structure and its basis of accounting differ from those prior to the Merger. The Company's financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the Merger under the purchase method of accounting. Therefore, the Company's financial data for the period before the Merger (which is referred to as the Predecessor Period) generally will not be comparable to the financial data for the period after the Merger (which is referred to as the Successor Period). As a result of the Merger, the consolidated statements of operations for the Successor Period include interest expense and amortization expense related to debt issuance costs related to acquisition indebtedness, original issue discount amortization and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of inventories, intangible assets, and fixed assets on the date of the Merger became their new "cost" basis. Accordingly, the cost of inventories, the amortization of intangible assets with determinable lives and the depreciation of fixed assets in the Successor Period are based upon their newly established cost basis. Additionally, the fair value of pension assets and liabilities were adjusted as a result of purchase accounting; therefore, pension expense for the Successor Period is based upon the newly established fair values. Other effects of purchase accounting in the Successor Period are not considered significant.

Refinancing Transactions

On October 28, 2005, the Company refinanced its Senior Debt with the issuance of $185.0 million of senior secured floating rate notes (the "Notes") and $27.5 million of borrowings under a new two-year $75.0 million revolving credit facility, or the Interim Revolver.

On December 29, 2005 (as subsequently amended), the Company entered into a five-year $85.0 million asset-based revolving credit facility, or the ABL Credit Facility. Upon the closing of the ABL Credit Facility, all borrowings under the Interim Revolver were repaid and the Interim Revolver was terminated.

SUMMARY HISTORICAL PERCENTAGES

The following table sets forth certain financial data as a percentage of net sales for the year ended December 31, 2006, the Successor Period February 1, 2005 to December 31, 2005, the Predecessor Period January 1, 2005 to January 31, 2005 and the year ended December 31, 2004:

                                                    SUCCESSOR PERIOD             PREDECESSOR PERIOD
                                                -------------------------     -------------------------
                                                   YEAR       FEBRUARY 1,     JANUARY 1,        YEAR
                                                  ENDED          2005 -         2005 -         ENDED
                                               DECEMBER 31,   DECEMBER 31,    JANUARY 31,   DECEMBER 31,
                                                   2006           2005           2005           2004
                                               ------------   ------------   ------------   ------------
                                                              Restated (1)                  Restated (1)
STATEMENT OF OPERATIONS DATA:

Net sales ...................................        100.0%         100.0%         100.0%         100.0%

Cost of goods sold ..........................         56.8%          55.6%          53.4%          50.2%
                                               ------------   ------------   ------------   ------------

Gross profit ................................         43.2%          44.4%          46.6%          49.8%

Selling and administrative expenses .........         41.5%          41.8%          63.0%          42.3%
Severance expenses ..........................          0.1%           0.9%           0.0%           0.0%
Merger expenses .............................          0.0%           1.2%         104.2%           0.4%
                                               ------------   ------------   ------------   ------------

    Operating income (loss) .................          1.6%           0.5%        -120.6%           7.1%

Other income (expense), net
   Gain (loss) on sale of property ..........          0.0%           0.2%           0.0%           0.0%
   Loss on early extinguishment of debt .....          0.0%          -1.7%           0.0%           0.0%
   Interest expense, net ....................         -8.7%          -7.3%          -1.4%          -0.9%
   Other income (expense), net ..............          0.0%           0.1%          -1.3%           0.1%
                                               ------------   ------------   ------------   ------------

Earnings (loss) before income taxes .........         -7.1%          -8.2%        -123.3%           6.3%
                                               ============   ============   ============   ============

(1) As disclosed under the "Explanatory Note - Restatements" immediately preceding Part I, Item I of this Annual Report on Form 10-K, the Company has restated certain financial data for the 2005 Successor Period and for the year ended December 31, 2004. Please refer to Note 3 in the Notes to the Consolidated Financial Statements for additional information on the restatements.

(2) Included in cost of goods sold for the year ended December 31, 2006 is an incremental charge of $25,054 relating to the provision for excess and slow moving inventory. Included in cost of goods sold for the period February 1, 2005 to December 31, 2005 is $8,083 related to the step-up of inventory recorded under purchase accounting and amortized during the year.

RESULTS OF OPERATIONS

As discussed above in "Accounting for the Merger", the Company's financial data in respect of all reporting periods subsequent to January 31, 2005 reflect the purchase method of accounting. Financial data for the Predecessor Period generally will not be comparable to financial data for the Successor Period.

Twelve Months ended December 31, 2006 compared to Twelve Months ended December 31, 2005


The following table sets forth the Company's results of operations for the year ended December 31, 2006, the Successor Period February 1, 2005 to December 31, 2005 and the Predecessor Period January 1, 2005 to January 31, 2005. The table also sets forth the Combined Successor Period and Predecessor Period net sales for the twelve months ended December 31, 2005. See Note 3 to the Notes to the Consolidated Financial Statements for additional information related to the restatements.


                                              Twelve Months
                                                  Ended
                                              Dec 31, 2006            Twelve Months Ended Dec 31, 2005
                                              ------------            --------------------------------
                                                 ($000)                            ($000)

                                               Jan 1, 2006 -     Feb 1, 2005 -  Jan 1, 2005 -
                                               Dec 31, 2006      Dec 31, 2005    Jan 31, 2005
                                               ------------      ------------    ------------
                                                                   Restated
                                                         SUCCESSOR                PREDECESSOR
                                                           PERIOD                    PERIOD            COMBINED
                                                           ------                    ------            --------

Net Sales
      Cosmetic segment                          $ 338,652         $ 300,284         $  14,756         $ 315,040
      Pharmaceutical segment                       88,244            79,074             3,450            82,524
                                                ---------         ---------         ---------         ---------
Total net sales                                   426,896           379,358            18,206           397,564

Cost of goods sold                                242,378           211,014             9,718
                                                ---------         ---------         ---------

Gross profit                                      184,518           168,344             8,488

Selling and administrative expenses               177,258           158,562            11,475
Severance expenses                                    632             3,250              --
Merger expenses                                      --               4,711            18,974
                                                ---------         ---------         ---------

Operating income (loss)                             6,628             1,821           (21,961)

Other income (expense):
    Gain on sale of land and building                  41               555              --
    Loss on early extinguishment of debt             --              (6,449)             --
    Interest expense, net                         (37,132)          (27,661)             (264)
    Other income (expense), net                       313               531              (232)
                                                ---------         ---------         ---------

Loss before income taxes                          (30,150)          (31,203)          (22,457)
Benefit from income taxes                         (11,018)          (15,359)          (24,434)
                                                ---------         ---------         ---------
Net earnings (loss)                             $ (19,132)        $ (15,844)        $   1,977
                                                =========         =========         =========


The Company's net sales for the twelve months ended December 31, 2006 were $426.9 million, an increase of $29.3 million, or 7.4% compared to net sales of $397.6 million for the twelve months ended December 31, 2005.

The Cosmetic segment of the business generated net sales for the twelve months ended December 31, 2006 of $338.7 million, an increase of $23.6 million, or 7.5% compared to net sales of $315.1 million for the twelve months ended December 31, 2005. Net sales increased primarily due to $5.8 million of lower returns and allowances as compared to 2005, higher shipments of the SALLY HANSEN(R) nail enamel, lip, JUST FEET, and the bleaches and depilatories product lines, as well as higher international net sales (a 22.2% increase over 2005), partially offset by lower shipments in LACROSS(R), N.Y.C. NEW YORK COLOR(R) and non-core product lines. As reported by ACNielsen, the SALLY HANSEN(R) brand remains the number one brand in the mass market nail care category with a 24.9% share of market for the year. In nail enamel, the SALLY HANSEN(R) brand increased its number one market share position to a 37.5% share of market. SALLY HANSEN(R) has the number one market share position in nail treatment with a 48.7% share of market for the year, down from 52.4% in the prior year. The decrease is primarily the result of significant growth in the anti-fungal category in which the Company does not aggressively participate. The Company holds the number one market share position in bleaches and depilatories with a 34.3% share of market for the year, a 2.7% increase in market share from the prior year. LACROSS(R) has the number two market share position in nail and beautY implements with a 16.1% share of the market for the year, a decrease of 4.8% in market share resulting from the loss of a major mass market customer due to aggressive competitor pricing.

The over-the-counter Pharmaceutical segment of the business generated net sales for the twelve months ended December 31, 2006 of $88.2 million, an increase of $5.7 million, or 6.9% compared to net sales of $82.5 million for the twelve months ended December 31, 2005. Net sales increased primarily due to higher shipments in the ORAJEL(R) line of oral analgesics. ORAJEL(R), the core brand of the Pharmaceutical segment, increased its leadership position in the oral analgesics category with a 32.6% share of market for the year, as reported by IRI.

Cost of goods sold for the twelve months ended December 31, 2006 was $242.4 million, or 56.8% of net sales. Cost of goods sold for the twelve months ended December 31, 2006 includes a provision and write-down for excess and slow moving inventories of $35.7 million, an increase of $22.4 million over the comparable prior year period. See "Recent Developments-Operational Initiatives." In addition, in accordance with SFAS No. 151, the Company recorded a charge to cost of goods sold of $5.6 million, or 1.3% of net sales of which $4.4 million related to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility and $1.2 million related to manufacturing inefficiencies at the Company's Rocky Point facility due principally to transition and training costs. Cost of goods sold for the 2005 Successor Period was $211.0 million, or 55.6% of net sales. Cost of goods sold for the period includes approximately $8.1 million, or 2.1% of net sales related to the amortization of the inventory step-up to fair value as a result of purchase accounting and a charge of $13.3 million, or 3.5% of net sales for the provision and write-down for excess and slow moving inventories. Excluding the impact of these charges in both periods, the improvement in cost of goods sold reflects cost savings achieved as a result of continued operational improvements and a continued trend in the Company's business towards higher margin products, primarily in the Cosmetic segment.

Cost of goods sold for the Predecessor Period January 1, 2005 to January 31, 2005 was $9.7 million, or 53.4% of net sales.

Selling and administrative expenses for the twelve months ended December 31, 2006 was $177.3 million, or 41.5% of net sales. Additional costs included in selling and administrative expenses for the twelve months ended December 31, 2006 over the prior year combined period were $3.3 million related to the Company's Management Incentive Plan, $2.1 million of incremental consulting fees and expenses associated with Synergetics and $1.2 million of increased display fixtures amortization.

Selling and administrative expenses for the 2005 Successor Period was $158.6 million, or 41.8% of net sales. Fuel surcharges and higher shipping costs due to an increase in expedited shipments negatively impacted selling and administrative charges by approximately $1.1 million.

Selling and administrative expenses for the Predecessor Period January 1, 2005 to January 31, 2005 was $11.5 million, or 63.0% of net sales. Whereas selling and administrative expenses remain fairly constant on a monthly basis, net sales for the monthly period January 1, 2005 to January 31, 2005 represent approximately 5% of sales for the combined period.

Merger expenses for the 2005 Successor Period of $4.7 million were primarily related to change of control payments and legal and advisory fees and expenses incurred in connection with the Merger.

Merger expenses for the Predecessor Period January 1, 2005 to January 31, 2005 of $19.0 million, were primarily related to the payment of $18.8 million issued upon closing of the transaction on January 27, 2005 in connection with the separation agreement with the former Chairman, and approximately $0.2 million of legal and advisory fees and expenses incurred in connection with the Merger.

On January 13, 2006, the Company announced that it planned to cease the manufacturing activities at its facility in Little Falls, New York. The Company transferred a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and outsourced the remainder. The Company has converted the Little Falls facility to a warehouse to store a portion of its inventory and is in the process of closing several of its short-term leased warehouse facilities in upstate New York. Pursuant to the Company's formal severance policy, a charge of $1.2 million for severance costs and related benefits for approximately 289 employees was recorded in December 2005. Additional severance benefits for future services by employees being terminated are being recognized as a charge in the consolidated financial statements as such severance benefits are earned. During the year ended 2006, a charge of $0.2 million was recorded for such earned benefits and for an adjustment to the initial accrual. Remaining cash payments relating to severance costs and related benefits of approximately $0.2 million are expected to be made through the end of the second quarter of 2007. As a result of the closure of the Little Falls facility, there was a partial curtailment of the Employees' Pension Plan, resulting in the recording of a benefit of $1.0 million during the third quarter of 2006. Additional severance costs of $0.4 million were recorded during the year ended 2006 as a result of workforce reductions.

The Company recorded severance costs totaling $3.3 million during the 2005 Successor Period relating to the closure of the Little Falls manufacturing facility and other workforce reduction programs.

Net interest expense for the twelve months ended December 31, 2006 of $37.1 million was primarily attributable to interest incurred on the Notes, the Subordinated Notes and the ABL Credit Facility.

Net interest expense for the 2005 Successor Period of $27.7 million was primarily attributable to interest incurred on the $200.0 million prior term loan facility and the Subordinated Notes. As a result of the refinancing on October 28, 2005, the Company incurred a non-cash charge, reflected as a loss on early extinguishment of debt, of $6.5 million due to the write-off of deferred finance charges related to the prior senior credit agreement.

Net interest expense for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.3 million, was attributable to debt existing prior to the Merger.

The Company recorded an income tax benefit of $11.0 million for 2006 based upon the Company's annual effective tax rate of 36.5% for the year ended December 31, 2006.

The Company recorded an income tax benefit of $15.4 million for the 2005 Successor Period. The income tax benefit was based on the Company's effective tax rate of 35.3% for the 2005 Successor Period, as well as the recording of a benefit of $4.3 million relating to a reduction of the net deferred tax liabilities due to a change in the New York State tax laws. See Note 3 to the Notes to the Consolidated Financial Statements.

Income tax benefit for the Predecessor Period January 1, 2005 to January 31, 2005 of $24.4 million was comprised of an anticipated income tax refund (received on October 27, 2005) of approximately $11.3 million attributable to the utilization of a net operating loss carryback, the recording of deferred tax assets of approximately $13.4 million attributable to net operating loss carryforwards, and the recording of approximately $0.3 million of deferred tax expense related to temporary differences.

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

Twelve Months ended December 31, 2005 compared to Twelve Months ended December 31, 2004

The following table sets forth the results of operations for the Successor Period February 1, 2005 to December 31, 2005, the Predecessor Period January 1, 2005 to January 31, 2005 and the Predecessor Period January 1, 2004 to December 31, 2004. The table also sets forth the Combined Successor Period and Predecessor Period net sales for the twelve months ended December 31, 2005. See
Note 3 to the Notes to the Consolidated Financial Statements for additional information related to the restatements.


                                                                                                   TWELVE MONTHS
                                                              TWELVE MONTHS ENDED                       ENDED
                                                                 DEC 31, 2005                       DEC 31, 2004
                                                                 ------------                       ------------
                                                                    ($000)                              ($000)

                                                Feb 1, 2005       Jan 1, 2005                        Jan 1, 2004
                                               Dec 31, 2005      Jan 31, 2005                        Dec 31, 2004
                                               ------------      ------------                        ------------
                                                 Restated                                              Restated
                                                 SUCCESSOR        PREDECESSOR                         PREDECESSOR
                                                  PERIOD            PERIOD           COMBINED           PERIOD
                                                  ------            ------           --------           ------

Net Sales
      Cosmetic segment                           $ 300,284         $  14,756         $ 315,040         $ 314,094
      Pharmaceutical segment                        79,074             3,450            82,524            81,080
                                                 ---------         ---------         ---------         ---------
Total net sales                                    379,358            18,206           397,564           395,174

Cost of goods sold                                 211,014             9,718                             198,425
                                                 ---------         ---------                           ---------

Gross profit                                       168,344             8,488                             196,749

Selling and administrative expenses                158,562            11,475                             167,078
Severance expenses                                   3,250              --                                    20
Merger expenses                                      4,711            18,974                               1,415
                                                 ---------         ---------                           ---------

Operating income (loss)                              1,821           (21,961)                             28,236

Other income (expense):
    Gain (loss) on sale of property                    555              --                                  (146)
    Loss on early extinguishment of debt            (6,449)             --                                  --
    Interest expense, net                          (27,661)             (264)                             (3,584)
    Other income (expense), net                        531              (232)                                331
                                                 ---------         ---------                           ---------

Earnings (loss) before income taxes                (31,203)          (22,457)                             24,837
Provision for (benefit from) income taxes          (15,359)          (24,434)                             10,159
                                                 ---------         ---------                           ---------
Net earnings (loss)                              $ (15,844)        $   1,977                           $  14,678
                                                 =========         =========                           =========

The Company's net sales for the twelve months ended December 31, 2005 were $397.6 million, an increase of $2.4 million, or 0.6% compared to net sales of $395.2 million for the twelve months ended December 31, 2004.

The Cosmetic segment of the business generated net sales for the twelve months ended December 31, 2005 of $315.1 million, an increase of $1.0 million, or 0.3% compared to net sales of $314.1 million for the twelve months ended December 31, 2004. The increase in net sales was principally due to higher shipments, offset by an increase in returns and sales incentives of $5.1 million. As reported by ACNielsen, the SALLY HANSEN(R) brand remains the number one brand in the mass market nail care category with a 26.1% share of market for the year. SALLY HANSEN(R) also maintained its number one market share position in nail treatment with a 52.4% market share for the year. Additionally, in bleaches and depilatories, the SALLY HANSEN(R) brand increased its number one market share position to 31.6% for the year. However, market share in LACROSS(R) decreased from 21.8% in 2004 to 20.9% in 2005 due to aggressive pricing from the Company's competitors.

The over-the-counter Pharmaceutical segment of the business generated net sales for the twelve months ended December 31, 2005 of $82.5 million, an increase of $1.4 million, or 1.8% compared to net sales of $81.1 million for the twelve months ended December 31, 2004. ORAJEL(R), the core brand of the Pharmaceutical segment increased its leadership position in the oral analgesics category with a 29.5% share of market for the year, as reported by IRI.

Cost of goods sold for the 2005 Successor Period was $211.0 million, or 55.6% of net sales. Cost of goods sold for the 2005 Successor Period includes approximately $8.1 million, or 2.1% of net sales related to the amortization of the inventory step-up to fair value as a result of purchase accounting and a charge of $13.3 million or 3.5% of net sales for the provision to the inventory reserve for scrap and obsolescence. During 2005, the Company incurred approximately $3.9 million (1.0% of net sales) of incremental inbound freight charges principally associated with fuel surcharges, rate increases and inefficiencies associated with outsourced manufacturing. Cost of goods sold as a percentage of net sales was also negatively impacted by higher returns and sales incentives, as discussed above.

Cost of goods sold for the Predecessor Period January 1, 2004 to December 31, 2004 was $198.4 million, or 50.2% of net sales. Cost of goods includes a charge of $6.5 million or 1.6% of net sales for the provision to the inventory reserve for scrap and obsolescence.

Selling and administrative expenses for the 2005 Successor Period was $158.6 million, or 41.8% of net sales. Selling and administrative expenses for the 2005 Successor Period include approximately $4.8 million or 1.3% of net sales related to the amortization of intangible assets arising from the Merger, $1.1 million of management fees and $1.2 million of consulting fees and expenses associated with Synergetics. Fuel surcharges and higher shipping costs due to an increase in expediting shipments negatively impacted selling and administrative charges by approximately $1.1 million.

Selling and administrative expenses for the Predecessor Period January 1, 2004 to December 31, 2004 was $167.1 million, or 42.3% of net sales.

Merger expenses for the 2005 Successor Period of $4.7 million are primarily related to change of control payments and legal and advisory fees and expenses incurred in connection with the Merger.

Merger expenses for the Predecessor Period January 1, 2005 to January 31, 2005 of $19.0 million are primarily related to the payment of $18.8 million upon the closing of the transaction on January 27, 2005 in connection with the separation agreement with the former Chairman, and approximately $0.2 million of legal and advisory fees and expenses incurred in connection with the Merger.

Merger expenses for the Predecessor Period January 1, 2004 to December 31, 2004 were $1.4 million consisting principally of legal and advisory fees and expenses incurred in connection with the Merger.

As part of the Company's efforts to streamline its organization and reduce costs, the Company completed a workforce reduction program in September 2005. The program entailed an assessment of its workforce requirements across all of its major departments and resulted in the elimination of 55 positions at various levels. The workforce reduction was anticipated to save approximately $6.7 million annually. In connection with the workforce reduction program, a one-time severance charge of $2.0 million (approximately $1.5 million due to the terms of the Severance Agreement with Mr. McMenemy) was recorded in September 2005. Additionally, the Company recorded a charge of $1.2 million for severance costs and related benefits associated with the ceasing of manufacturing activities at its facility in Little Falls, New York.

Net interest expense for the 2005 Successor Period of $27.7 million was primarily attributable to interest incurred on the prior senior credit agreement, and the Subordinated Notes issued on January 27, 2005 in connection with the Merger. As a result of the refinancing on October 28, 2005, the Company incurred a non-cash charge, reflected as a loss on early extinguishment of debt, of $6.5 million due to the write-off of deferred finance charges related to the prior senior credit agreement.

Net interest expense for the Predecessor Period January 1, 2004 to December 31, 2004 of $3.6 million was primarily attributable to outstanding borrowings of the Predecessor Company under its 9.5% senior notes, its revolving credit facility and outstanding mortgages on the North Carolina and the Barrie, Ontario facilities.

The Company recorded an income tax benefit of $15.4 million for the 2005 Successor Period. The income tax benefit was based on the Company's effective tax rate of 35.3% for the 2005 Successor Period, as well as the recording of a benefit of $4.3 million relating to a reduction of the net deferred tax liabilities due to a change in the New York State tax laws. See Note 3 to the Notes to the Consolidated Financial Statements.

The income tax benefit for the Predecessor Period January 1, 2005 to January 31, 2005 of $24.4 million was comprised of an anticipated income tax refund (received on October 27, 2005) of approximately $11.3 million attributable to the utilization of a net operating loss carryback, the recording of deferred tax assets of approximately $13.4 million attributable to net operating loss carryforwards, and the recording of approximately $0.3 million of deferred tax expense related to temporary differences.

Income taxes for the Predecessor Period January 1, 2004 to December 31, 2004 of $10.2 million were based on the Company's annual effective tax rate of 40.9%.

Net loss for the 2005 Successor Period of $15.8 million is primarily attributable to net interest expense.

Net earnings for the Predecessor Period January 1, 2004 to December 31, 2004 of $14.7 million are primarily attributable to the operating income generated by the Predecessor Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on its substantial indebtedness and from funding of capital expenditures, ongoing operating costs and working capital.

In connection with the Merger in January 2005, substantially all of the Company's then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced. The Company issued $175 million of senior subordinated notes due 2012 (the "Subordinated Notes"), and closed on the prior senior credit facilities which provided for aggregate maximum borrowings of $250.0 million, consisting of a prior term loan facility of $200.0 million and a prior revolving credit facility of $50.0 million. On October 28, 2005, the Company refinanced and terminated the prior senior credit facilities through the issuance of $185.0 million of senior secured floating rate notes due November 1, 2011 (the "Notes"), and a $75.0 million credit agreement. This agreement was used as interim financing until December 29, 2005, when it was replaced with an $85.0 million asset-based revolving credit facility, as subsequently amended (the "ABL Credit Facility").

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

The Subordinated Notes

The Subordinated Notes bear interest at 8% and are guaranteed by certain of the existing and future domestic subsidiaries of the Company. The Subordinated Notes and guarantees are unsecured senior subordinated obligations and rank equally with all future subordinated indebtedness and are subordinated to the current and future senior indebtedness and other liabilities of the Company and its subsidiaries. Interest on the Subordinated Notes is payable semi-annually on February 1 and August 1, which commenced on August 1, 2005.

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

The Notes

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

The Notes contain covenants that, among, other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications, set forth in the indenture.

The ABL Credit Facility

The ABL Credit Facility, which was subsequently amended on February 23, 2006 and November 29, 2006, matures on December 29, 2010 and provides for aggregate maximum borrowings of $85.0 million. The ABL Credit Facility is guaranteed by DLI Holding II Corp. and by certain of the Company's existing and future domestic subsidiaries. The ABL Credit Facility is an asset-based facility with a first priority security interest in substantially all accounts receivable and inventory and a second priority security interest in substantially all tangible and intangible assets. The ABL Credit Facility is also secured on a first priority basis by the capital stock of the Company's domestic subsidiaries. Also, the guarantee by DLI Holding II Corp., is secured by a pledge of all of its assets. The Company and the subsidiary guarantors, the credit facility collateral agent and the Trustee for the Notes and the note collateral agent entered into an Intercreditor Agreement.

Borrowings under the ABL Credit Facility are determined by a formula which provides eligibility of up to 85% of the net book value of domestic accounts receivable and a range of 35% to 65% of domestic inventory. Borrowings under the ABL Credit Facility bear interest at the Company's option at either: (i) an alternate base rate which is equal to the higher of 0.50% per year above the federal funds effective rate and the base rate announced by the ABL Credit Facility's administrative agent as its prime rate plus an applicable margin ranging from 0.25% to 0.75% (0.25% at December 31, 2006) based on the Company's borrowing base availability, or (ii) an Adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 1.75% (1.25% at December 31, 2006) based on the Company's borrowing base availability. The terms of the ABL Credit Facility include a commitment fee of .375% based on unused commitments of the lenders, letter of credit fees on the aggregate face amount of outstanding letters of credit and underwriting and administrative fees.

The ABL Credit Facility includes covenants, that among other things, limit or restrict the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers or make capital expenditures or engage in certain transactions with affiliates. The ABL Credit Facility also requires the Company to comply with a minimum coverage ratio of Consolidated EBITDA to fixed charges whenever excess borrowing availability is less than $10.0 million on any day. As of December 31, 2006, the Company had $10.0 million of senior debt and $1.0 million of letters of credit outstanding under the ABL Credit Facility, $74.0 million of unutilized commitments and $71.2 million of availability thereunder. As of March 31, 2007, the Company had $18.0 million of senior debt and $1.0 million of letters of credit outstanding under the ABL Credit Facility, $66.0 million of unutilized commitments and $60.3 million of availability thereunder.

The ABL Credit Facility requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100.0 million expiring on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income (loss). As of December 31, 2006, the Company recorded an asset of $3 in the accompanying consolidated balance sheet and recorded an after-tax net gain of $2 in accumulated other comprehensive income (loss) during the year ended December 31, 2006. No hedge ineffectiveness was recorded during the year ended December 31, 2006.

Financial Covenants

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

On March 31, 2007, the Company entered into a Waiver and Consent to the ABL Credit Facility. Among other things, the Waiver and Consent (i) waives certain Defaults or Events of Default relating to any potential restatement or revision of the Company's consolidated financial statements delivered prior to the date of the Waiver and Consent, and (ii) extends the date on which audited financial statements with respect to the fiscal year ended December 31, 2006, and certain other documents under the ABL Credit Facility, are required to be delivered to April 30, 2007 from March 31, 2007.

The ABL Credit Facility has a minimum fixed charge coverage ratio financial covenant that is effective if the minimum excess availability under the ABL Credit Facility is less than specified levels. Under the terms of the ABL Credit Facility, the minimum fixed charge coverage ratio test would not have applied as of December 31, 2006 as borrowing availability under the ABL Credit Facility would have exceeded the specified threshold. The minimum fixed charge coverage ratio test requires the Company to comply with a minimum coverage ratio of consolidated EBITDA to fixed charges of at least 1:1 whenever excess availability is less than $10.0 million (which amount will be increased in proportion to any increase in commitments under the ABL Credit Facility).

Credit Agreement EBITDA as presented herein is a financial measure that is used in the credit agreement for the Company's ABL Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income, as a measure of operating results or cash flows or as a measure of liquidity. Credit Agreement EBITDA differs from the term "EBITDA" as it is commonly used. Credit Agreement EBITDA, as that term is defined in the ABL Credit Facility and used as part of the calculation of the term "Consolidated Coverage Ratio" which is used for a number of purposes, including the Company's ability to incur additional indebtedness, consists of consolidated net income, adjusted to exclude income tax expense, interest expense, and depreciation and amortization, as well as certain other items and expenses, including amortization of intangibles, extraordinary, unusual or non-recurring gains or losses, consultation fees and expense reimbursements associated with implementing process improvements and cost reductions developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group, certain non-cash charges or expenses deducted in determining net income, certain cash restructuring charges, loss or gain associated with the sale or write down of assets not in the ordinary course of business, the amount of any net minority expense, and certain losses relating to the disposition of excess or surplus inventory.

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below. (in 000's)

                                                      Year           Year
                                                      Ended          Ended
                                                      2006           2005
                                                      ----           ----
                                                                 (Restated)

Net loss                                          $ (19,132)      $(13,867)
Income tax benefit                                  (11,018)       (39,793)
Interest expense, net                                37,132         27,925
Loss on extinguishment of debt                            -          6,449
Depreciation and amortization                        26,093         21,729
Purchase accounting                                       -          8,083
Losses related to inventory impairment (1)            5,000          8,627
Little Falls closure costs (2)                        4,768              -
Synergetics fees and expenses                         3,278          1,227
Non-cash stock compensation charges                     770            311
Other (3)                                             1,561         27,484
Credit agreement add back(4)                             -           5,493
                                                  ---------        -------
Credit Agreement EBITDA (5)                         $48,452        $53,668
                                                  =========        =======

(1) The Company recorded an incremtal $25,054 provision for excess and slow moving inventory in the fourth quarter of 2006. The credit agreement limits the add back of losses related to disposition of excess, surplus or obsolete inventory to $5,000 per fiscal year and $15,000 in the aggregate, commencing with the fourth quarter of 2005.

(2) Represents unabsorbed overhead costs of $4,376 charged to cost of goods sold, in accordance with SFAS No. 151, and $392 of implementation costs in connection with the closure of the Little Falls manufacturing facility.

(3) Other represents extraordinary, unusual or non-recurring items, and other permitted add backs under the credit agreement.

(4) Credit Agreement EBITDA, as restated, excluding fixed credit agreement add backs of $5,493 was $48,175 for the year ended 2005.

(5) Credit Agreement EBITDA for the year ended 2006 would have been $68,506, excluding the additional $20,054 in the provision for excess and slow moving inventory that can not be added back pursuant to the credit agreement.


Operating Activities

Net cash provided by operating activities for the year ended December 31, 2006 of $17.3 million was principally the result of $31.6 million in cash generated (pre-tax loss of $30.2 million plus the provision for excess and slow moving inventory of $35.7 million, depreciation and amortization of $15.7 million and amortization of display fixtures of $10.4 million), as well as an increase in accounts payable and accrued expenses of $13.5 million offset by an increase in accounts receivable of $10.3 million, inventories of $8.4 million and other assets of $9.9 million. Accounts payable and inventories increased due to the timing of material purchases to support projected sales levels. Accounts receivable increased due to the timing of shipments during the fourth quarter. Accrued liabilities increased primarily due to increases in accruals for salaries, wages and other employee related benefits and an increase in the accrual for management fees. Other assets increased primarily due to the purchase and shipment of display fixtures to customers.

Net cash used in operating activities of $28.4 million for the 2005 Successor Period was due to an increase in deferred income taxes of $16.9 million, a net loss of $15.8 million, a decrease in accrued liabilities of $8.2 million and an increase in other assets of $9.0 million partially offset by a decrease in income taxes receivable of $10.2 million, depreciation and amortization of $11.8 million and the early extinguishment of debt of $6.5 million. Accrued liabilities decreased primarily as a result of the $18.5 million separation payment to the former Chairman, offset by increases in interest, severance and pension. Other assets increased due mainly to the capitalization of deferred financing fees as a result of the refinancing.

Net cash provided by operating activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.2 million was primarily due to a decrease in accounts receivable of $6.0 million, partially offset by an increase in inventories of $6.1 million. The increase in accrued liabilities of $21.7 million is primarily related to $18.5 million for a payment due under a separation agreement with the former Chairman and approximately $2.8 million for advertising and promotion. The increase in income taxes receivable/payable of $11.6 million is primarily related to the recording of an anticipated income tax refund of approximately $11.4 million attributable to the utilization of a net operating loss carryback. The recording of deferred tax assets of approximately $13.0 million is primarily attributable to net operating loss carryforwards.

Net cash provided by operating activities for the year ended December 31, 2004 was $7.2 million, due primarily to net earnings of $14.7 million, depreciation and amortization of $8.5 million, amortization of display fixtures of $9.0 million, a provision for excess and slow moving inventory of $6.5 million and an increase in accounts payable of $6.5 million. This cash provided by operating activities was partially offset by an increase in inventories of $24.3 million, an increase in other assets of $9.8 million and a decrease in accrued liabilities of $3.8 million. The increase in inventories and accounts payable is due to the timing of material purchases to support projected sales levels. The increase in other assets is primarily related to display fixtures shipped to customers. The decrease in accrued liabilities is due primarily to a reduction in bonus liabilities, and a reduction in the severance liability related to the relocation of the Farmingdale, N.Y. plant to Rocky Point, N.C.

Investing Activities

Net cash used in investing activities of $6.7 million for the year ended December 31, 2006 was primarily related to capital spending for tooling, plates and dies, and manufacturing machinery and equipment.

Net cash used in investing activities of $383.0 million for the 2005 Successor Period was primarily due to $377.2 million used for the purchase of outstanding common stock and stock options of Del Laboratories, Inc. in connection with the Merger.

Net cash used in investing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.8 million was primarily related to capital spending for tooling, plates and dies, and manufacturing machinery and equipment.

Net cash used in investing activities for the year ended December 31, 2004 was $4.7 million. Approximately $9.5 million was used for capital spending primarily related to manufacturing machinery and equipment, and $4.8 million was provided from the sale of land and buildings.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2006 of $13.2 million was primarily for repayments under the Company's ABL Credit Facility. Cash paid for interest during the year ended December 31, 2006 was $34.2 million. The Company anticipates that its debt service requirements in 2007 will be approximately $34.6 million.

Net cash provided by financing activities for the 2005 Successor Period of $411.7 million was primarily due to proceeds of $185.0 million received from the issuance of the Notes, proceeds of $173.8 million received from the issuance of $175.0 million of Subordinated Notes at 99.34%, proceeds of $138.2 million contributed by affiliates of Kelso, the continuing investors and a third party investor and proceeds of $22.0 million from borrowings under the ABL Credit Facility. Proceeds of $69.3 million were used to repay existing debt, $30.6 million was used to pay financing, legal, advisory, accounting and certain other fees incurred in connection with the Merger and $7.2 million was used to pay financing, legal, advisory, accounting and certain other fees incurred in connection with the issuance of the ABL Credit Facility.

Net cash used in financing activities for the Predecessor Period January 1, 2005 to January 31, 2005 of $0.9 million was primarily to reduce a portion of the outstanding balance on the revolving credit agreement.

Net cash used in financing activities of $0.8 million for the year ended December 31, 2004 was due to the acquisition of treasury stock of $0.7 million in connection with the exercise of stock options, principal payments under mortgages of $0.4 million, and payment of capital lease obligations of $0.1 million, partially offset by the receipt of proceeds of $0.4 million from the exercise of stock options.

The Company does not use any off-balance sheet financing arrangements. The Company anticipates that it may, from time to time, purchase its debt securities through the open market.

Disclosures About Contractual Obligations

In order to aggregate all contractual obligations as of December 31, 2006, the Company has included the following table:

                                                            Payments Due By Period
                                                            ----------------------
                                                                    ($000)

                                                      Less      1 - 2     2 - 3      3 - 5      After 5
                                           Total     1 Year     Years     Years      Years       Years
                                           -----     ------     -----     -----      -----       -----
Subordinated Notes (a)                   $175,000    $   --    $   --    $   --    $     --    $175,000
Notes (a)                                 185,000        --        --        --     185,000          --
ABL Credit Facility                        10,000        --        --        --      10,000          --
Mortgage on land and buildings              1,194        60        63     1,071          --          --
Capital leases                                107       105         2        --          --          --
Operating leases                           30,937     4,904     4,630     3,612       7,174      10,617
                                         --------    ------    ------    ------    --------    --------
Total contractual obligations (b)(c)(d)  $402,238    $5,069    $4,695    $4,683    $202,174    $185,617
                                         ========    ======    ======    ======    ========    ========

(a) The Company is required to offer to repurchase the Subordinated Notes and Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date under some circumstances involved upon the occurrence of a Change in Control. The Company must also repurchase the Subordinated Notes and Notes at a price equal to par, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date, if the Company sells assets under certain circumstances.

(b) The Company expects to contribute approximately $3.0 million in fiscal year 2007 to fund its defined benefit pension plans. These expected defined benefit pension contributions are not included in the above table. For further information regarding defined benefit pension contributions, see Note 10(a) of the Notes to Consolidated Financial Statements.

(c) On December 16, 2005, the Company entered into two agreements with a third party. The first agreement stipulated that the Company sell inventory in exchange for $1.0 million in cash. The second agreement stipulated that the Company is to purchase approximately $6.4 million of advertising from the third party during a period not to extend beyond March 2009. The inventory sold was deemed to have no value. The Company recognized a deferred liability in connection with the transaction in the amount of $1.0 million, which was reflected on the consolidated balance sheet as of December 31, 2005. The deferred liability is being recognized ratably as a reduction to advertising expense as the advertising is incurred.

(d) The Company expects that its total expenditures for machinery and equipment and display fixtures will be approximately $22.0 million in 2007. These expenditures are not included in the above table.

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

Business Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The Company's consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition and are not restated. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Because the Company's common stock is not publicly traded, the Company used an expected stock-price volatility assumption that was determined based on an examination of the historical volatility of the stock price of the Predecessor Company; the historical and implied volatility of stock prices of selected comparable companies and the nature of those companies; and other relevant factors. The Company used a stock-price volatility of 45% for stock options and Override Units granted during the year ended December 31, 2006.

With respect to the weighted-average option/unit life assumption, the Company considered Kelso's investment behavior relating to other comparable investments (exit strategy, return on investment and holding period). The Company used a weighted-average expected option/unit life assumption of 3.8 years for the Service Options and Exit Options and 3.99 years for the Operating Units and Value Units. For the lattice-based valuation models, the Company used an early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment.

Revenue Recognition

The Company sells its products to chain drug stores, mass volume retailers, supermarkets, wholesalers and overseas distributors. Sales of such products are denominated in U.S. dollars, Canadian dollars, British pounds and Euros. The Company's accounts receivable reflect the granting of credit to these customers. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns. The Company does not bill customers for shipping and handling costs and, accordingly, classifies such costs as selling and administrative expense. Sales are recognized when revenue is realized or realizable and has been earned. Revenues are recognized and discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less expected returns, various promotional allowances, markdowns, coupons and trade discounts and allowances. The Company allows customers to return their unsold products when they meet certain criteria as outlined in the Company's sales policies.

The Company regularly reviews and revises, as deemed necessary, its estimates of reserves for future sales returns based primarily upon actual return rates by product, planned product discontinuances, new product launches, and information provided by major customers regarding their inventory levels. The Company records estimated reserves for future sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products which are recorded as inventories are valued based on estimated realizable value. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company's estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company's estimates and expectations.

Promotional Allowances and Cooperative Advertising

The Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These sales incentives, offered voluntarily by the Company to customers, without charge, can be used in or are exercisable by a customer as a result of a single exchange transaction, are recorded as a reduction of net sales at the later of the sale or the offer, and primarily allow customers to take deductions against amounts owed to the Company for product purchases. The Company also has cooperative advertising arrangements with retail customers to reimburse them for all or a portion of their advertising of the Company's products. The estimated liabilities for these cooperative advertising arrangements are recorded as advertising expense as incurred, or in the period the related revenue is recognized, depending on the terms of the arrangement, and are included in selling and administrative expenses, since the Company receives an identifiable benefit from retail customers for an amount equal to or less than the fair value of such advertising cost. These arrangements primarily allow retail customers to take deductions against amounts owed to the Company for product purchases. The Company regularly reviews and revises the estimated accruals for these promotional allowance and cooperative advertising programs. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from the Company's expectations.

Accounts Receivable

In estimating the collectibility of the Company's trade receivables, the Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings or bankruptcy. The Company also reviews the related aging of past due receivables in assessing the realization of these receivables. The allowance for doubtful accounts are determined based on the best information available on specific accounts and is also developed by using percentages applied to certain receivables.

Inventories

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records an inventory obsolescence reserve a to the cost of inventories based upon its forecasted plans to sell, historical and projected scrap and disposal rates and the physical condition of the inventories. This reserve is calculated using an estimated obsolescence percentage applied to the inventories based on age, historical trends and requirements to support forecasted sales. In addition, the Company may establish specific reserves for future known or anticipated events. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, the timing of new product introductions, customer inventory levels, retailer consolidations, fashion-oriented color cosmetic trends or competitive conditions differ from the Company's expectations.

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

Goodwill and other indefinite long lived assets must be tested annually for impairment. Goodwill is tested at the reporting unit level. The Company's reporting units are its Cosmetic and Pharmaceutical segments. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Indefinite long lived assets would be impaired if the fair value of the assets is less than its carrying value. Subsequent to the Merger, the Company established January 1, as its annual impairment testing date. The annual testing performed as of January 1, 2007, indicated that there was no impairment to goodwill or indefinite long lived assets.

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

The Company's results of operations include the impact of significant pension benefits that are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected return on plan assets. These assumptions are updated on an annual basis at the beginning of each fiscal year or more often upon the occurrence of significant events. Changes in the related pension costs may occur due to changes in the assumptions. The Company's net pension cost was $3.2 million, $3.9 million, $0.4 million and $4.8 million for 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004, respectively. These amounts are included in the calculation of operating income or loss.

The expected rate of return on pension plan assets used to develop pension cost was 8.50% for the Employees' Pension Plan and 6.50% for LaCross Pension Plan for 2006, the 2005 Successor Period, the 2005 Predecessor Period, and 2004. The Company plans to use an expected rate of return of 8.00% for the Employees' Pension Plan and 5.00% for the LaCross Pension Plan during fiscal 2007.

The discount rate used to determine pension cost was 5.50%, 5.75%, 5.75% and 6.25% for 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004 respectively. The discount rate is determined at the beginning of the period. The Company plans to use a discount rate of 6.00% for fiscal 2007. Changes in the discount rate were due to declining long-term interest rates on high quality corporate bonds (e.g. Moody AA bonds). The discount rate is also somewhat volatile because it is determined based upon the prevailing rate as of the measurement date. A lower discount rate increases the plan obligations and increases net pension cost for those plans.

The expected rate of return on pension assets and the discount rate as well as the amortization of unrecognized actuarial gains and losses were determined in accordance with consistent methodologies, as described in Note 10 to the Company's Consolidated Financial Statements and as required under SFAS No. 87. The salary growth assumptions reflect long-term actual experience and future and near-term outlook.

Holding all other assumptions constant, a 0.5% increase or decrease in the discount rate would have decreased or increased the fiscal 2006 net pension cost by approximately $0.4 million, not including any change in the curtailment gain recognized during the quarter ended September 30, 2006. The impact in the discount rate is different if the resulting actuarial gains and losses are subject to amortization. A 0.5% increase or decrease in the expected return on plan assets would have decreased or increased the fiscal 2006 pension cost by approximately $0.2 million.

The Company does not expect to record any pension costs in 2007 related to the Employees' Pension Plan due to an amendment of the plan that is effective April 1, 2007. As a result of this amendment, the plan will be closed to new employees and the accrual of future benefits to current employees will be discontinued. All retirement benefits that employees will have earned as of April 1, 2007 will be fully preserved. Employees' ongoing service with the Company will continue to be credited for vesting purposes. The Company's discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. The Company's discount rate was determined by considering the average pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

The Company's funding requirements consist of annual contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages. Such contributions are not less than the minimum required by the Employee Retirement Income Security Act of 1974, and subsequent pension legislation and are not more than the maximum amount deductible for income tax purposes.

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

The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits would expire unused. A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. In the event the Company were to determine that it would not be able to realize some portion or all of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. There was no valuation allowance as of December 31, 2006 and 2005 as the Company believes it is more likely than not that the deferred tax assets will be realized.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, measure a plan's assets and its obligations as of the end of the employer's fiscal year-end and recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for financial statements of employers without publicly traded equity securities as of the year of the fiscal year ending after June 15, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 158 will have on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109" ("FIN No. 48"). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

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

Interest Rate Risk

The Company's borrowings at December 31, 2006 under the Notes and the ABL Credit Facility expose earnings to changes in short-term interest rates. Interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Effective February 1, 2006, the Company entered into a Collar with JPMorgan Chase Bank, N.A. for a notional amount of $100.0 million to hedge its exposure to changes in interest rates on a portion of the Notes. For the year ended December 31, 2006, the Company believes that a hypothetical 10% increase in interest rates would increase annual interest expense by approximately $0.6 million and that a hypothetical 10% decrease in interest rates would decrease annual interest expense by approximately $1.0 million.

Foreign Exchange Risk

The Company is subject to risk from changes in the foreign exchange rate for its foreign subsidiaries which use a foreign currency as their functional currency and is translated into U.S. dollars. Such changes result in cumulative translation adjustments which are included in shareholders' equity and in the determination of other comprehensive income (loss). Intercompany transactions between the Company and its foreign subsidiaries are recorded by the foreign subsidiaries in their functional currency. The potential translation and transaction loss resulting from a hypothetical 10% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.4 million at December 31, 2006.

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report Form 10-K, including, without limitation, statements regarding the Company's future financial results, economic conditions, trends, certain risks and uncertainties, expected efficiency improvements, and expected future cost savings are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "should," "look forward to," "indications," "plan," "momentum," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations, or "cautionary statements," include, without limitation:

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

In addition to the foregoing, other important factors are disclosed under "Risk Factors" and elsewhere in this Annual Report Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.

Item 8 - Financial Statements and Supplementary Data

See consolidated financial statements and schedule included separately herein.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to its management team, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As of December 31, 2006, the Company's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses in the Company's internal control over financial reporting described below. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the preparation of its annual financial statements for the year ended December 31, 2006 and the related audit by its independent registered public accounting firm, KPMG LLP, the Company identified the following material weaknesses in its internal control over financial reporting.

(1) The Company did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial accounting and reporting requirements. This deficiency resulted in a material error in the accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". In addition, the Company did not effectively perform and document procedures to annually test goodwill and indefinite long lived assets for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

(2) The Company did not maintain effective policies and procedures relating to the computation of the sales return reserve. Specifically, the Company's policies and procedures did not provide for sufficient review and validation of the underlying assumptions and methodologies utilized in determining the adequacy of the reserve.

(3) The Company had inadequate review controls over the accounting for and reporting of non-routine transactions and complex accounting matters. This deficiency resulted in the recording of an audit adjustment to the 2006 consolidated financial statements in connection with the computation of the fourth quarter incremental inventory reserve.

These deficiencies caused or have the potential to cause a material misstatement and/or inadequate disclosures in the Company's consolidated financial statements.

The material weaknesses identified in (1) and (2) above resulted in a restatement of the Company's prior consolidated financial statements as described in Note 3 to the Notes to the Consolidated Financial Statements.

The Company is currently in the process of developing and implementing remediation plans to address its material weaknesses. Specific remedial actions that have or are being taken for each of the material weaknesses described above are as follows:

(1) Technical accounting knowledge, experience and training in the application of generally accepted accounting principles

o Engaged outside tax experts, under the supervision of the Chief Financial Officer and Treasurer, to assist with the preparation of the tax provision in accordance with SFAS No. 109 and to supplement the Company's overall level of tax expertise.

o Implementing new policies and procedures to ensure that the tax provision is properly prepared and reviewed on a timely basis.

o Assessing the technical accounting capabilities of its personnel to ensure the right complement of knowledge, skills and training.

(2) Computation of the sales return reserve

o Created an enhanced database that more closely measures sales returns to the periods of original sale.

o Implemented new policies and procedures requiring a detailed and comprehensive review of the underlying information supporting the amounts and estimates used to compute the reserve.

o Enhanced communication and collaboration between the accounting department and the sales department.

o Hired a financial analyst within the sales department to focus on customer liabilities relating to the cosmetic business segment.

o Assigning monitoring and control activities to the Treasurer and upgraded the accounting function through the hiring of additional accountants with relevant experience.

(3) Review controls over the accounting for and reporting of non-routine transactions and complex accounting matters

o Hired additional technical accounting personnel to address complex accounting and financial reporting requirements.

o Assessing the technical accounting capabilities of its personnel to ensure the right complement of knowledge, skills and training.

o Implementing a process that ensures the timely review and approval of complex accounting transactions by qualified accounting personnel.

o Requiring analyses of all significant non-routine transactions be reviewed by senior management.

o     Developing improved monitoring controls in the accounting department.

Other than the foregoing measures, which were not fully implemented as of December 31, 2006, to remediate the material weaknesses described above, there has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications of the Company's Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A Controls and Procedures, for a more complete understanding of the matters covered by such certifications.

The Company is continuing to perform the systems and process evaluation testing of its internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow management to report on the internal controls over financial reporting which will be required for the fiscal year ending December 31, 2007.

Item 9B - Other Information

Not applicable.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

EXECUTIVES AND DIRECTORS

The following table sets forth certain information concerning the Directors and executive officers of the Company at December 31, 2006. Each Director holds office until a successor is elected or qualified or until his death, resignation or removal.

                                                                                         Year In
                                                                                       Which Began
                                                                                       to Serve in
                                                                                     Position or as
Name                    Position                                        Age         Executive Officer
----                    --------                                        ---         -----------------

Charles J. Hinkaty      President and Chief Executive Officer,
                        Director                                         57                1985

Harvey P. Alstodt       President of Del Cosmetics, Director             67                1988

Joseph Sinicropi        Executive Vice President,
                        Chief Financial Officer                          53                2005

Cary C. Newman          Executive Vice President, Global Operations      57                2005

Shawn A. Smith          Senior Vice President, General Counsel
                        and Secretary                                    48                2005

Philip E. Berney        Director                                         43                2005

Church M. Moore         Director                                         34                2005

There is no arrangement or understanding between any executive officer and any other person pursuant to which he/she was selected as an officer. No family relationship exists among any of the executive officers and directors of the Company.

During the past five years, the principal occupation and employment of each of the Company's executive officers has been his/her service in the respective position shown in the above table, except as follows:

Charles J. Hinkaty has been President and Chief Executive Officer since August 2005. Previously, he had served as Chief Operating Officer since January 2005 and Vice President and President of Del Pharmaceuticals since 1985. He has also served as a Director of the Company since 1986.

Harvey P. Alstodt has been President of Del Cosmetics since August 2005 and a Director of the Company since January 2005. Previously, he had served as President of Global Business and Executive Vice President of Sales, Cosmetic Division, North America since 1985.

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

Shawn A. Smith rejoined the Company as Vice President, General Counsel and Secretary in June 2005 and was promoted to Senior Vice President in August 2006. She previously held the same positions with the Company from 1996 through 1999. From 2000 through June 2005, she was Founder and President of Next Level Consulting, LLC, a legal and management consulting firm.

Philip E. Berney is a Managing Director at Kelso & Company, an affiliate of the Company, having joined Kelso in 1999. Mr. Berney has served as a director since January 2005. Additionally, Mr. Berney is a director of Custom Building Products, Inc. and DS Waters Enterprises, Inc.

Church M. Moore is a Vice President at Kelso & Company, an affiliate of the Company, having joined Kelso in 1998. Prior to joining Kelso, he worked as an associate at Investcorp International, Inc. Previously, Mr. Moore was an associate in the corporate finance group at BT Securities Corporation. Mr. Moore has served as a director since January 2005. Mr. Moore is a director of DS Waters Enterprises, Inc., Ellis Communications Group, LLC, Insurance Auto Auctions, Inc. and U.S. Electrical Services, LLC.

Compensation of Directors

None of the Company's directors receive compensation for their services.

Principal Executive Officer and Principal Financial Officer Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and Financial Reporting Officer, or persons performing similar functions. A copy of the Company's Code of Ethics is filed as Exhibit 14.1 hereto.

Audit Committee

The Company's securities are not listed on any national securities exchange and the Company is not required to have an audit committee. The Audit Committee of the Board of Directors for fiscal year 2006 was composed of three directors. The members of the Audit Committee were Church M. Moore (Chair), Philip E. Berney and Charles J. Hinkaty. The Board of Directors has determined that Church M. Moore is an audit committee financial expert. See "Item 13 - Certain Relationships and Related Transactions, and Director Independence - Director Independence."

Item 11 - Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW OF OBJECTIVES

The Company's executive compensation program is designed to create strong financial incentives for its officers to increase revenues, profits, operating efficiency and stakeholder returns, and other business goals set by the Company, and to reward executives for achieving these goals. The Company believes that a strong management team, comprised of the most talented individuals in key positions, is critical to the success of the Company, and that the Company's executive compensation program is a key tool for attracting and retaining such individuals.

The Company's executive compensation program has a pay-for-performance philosophy designed to support annual and long-term business goals for profitable growth and sustained value. The objectives are to (i) attract, motivate and retain highly qualified executives; (ii) link total compensation to both individual and Company performance, and (iii) appropriately balance short-term and long-term performance.

The Compensation Committee

The Compensation Committee (the "Committee") of the Board of Directors is responsible for making recommendations to the Board, and in approving where appropriate, matters related to the compensation of the Company's executive officers. The Committee generally meets in conjunction with the Company's regular Board meetings, but also holds special meetings when deemed appropriate. The Committee is composed of two outside directors, Philip E. Berney and Church
M. Moore, and the President and Chief Executive Officer of the Company, Charles
J. Hinkaty. Mr. Hinkaty does not participate in determinations regarding his own compensation.

The Committee evaluates the Company's compensation plans and policies on an ongoing basis against current and emerging compensation practices, legal and regulatory developments and corporate governance trends, and makes changes as appropriate.

The Committee's goal is to establish total executive compensation levels that are competitive with the market in which the Company competes for executive talent. The Committee has not historically used peer group comparables to determine compensation. In 2006, the Committee decided that in making compensation determinations for the executive officers named in the compensation disclosures below (the "Named Executive Officers") for 2007 and subsequent years, the Committee would consider data from a peer group comparable to the Company in industry, geographic area and/or size (in terms of annual revenue). The peer group compiled at the end of 2006 was based upon a list of companies used by the independent third-party valuation experts that were retained to conduct a valuation of the Company, supplemented with certain other Long Island-based and/or similarly sized companies in order to create the most accurate picture of the market in which the Company competes. The data was adjusted to take into account differences in revenues, end-user markets and industry-specific factors among companies in the peer group. The Committee looks to the peer group as a point of reference, but does not intend to apply any mathematical or statistical formulas in making executive compensation decisions. The peer group consists of the following companies:

      o     Pall Corporation
      o     NBTY, Inc.
      o     Hain Celestial Group, Inc.
      o     Audiovox Corporation
      o     Aeroflex Incorporated
      o     Lifetime Brands Inc.
      o     Revlon, Inc.
      o     Chattem, Inc.
      o     Church & Dwight Co., Inc.
      o     Playtex Products, Inc.
      o     Prestige Brands Holdings, Inc.
      o     Adams Respiratory Therapeutics, Inc.

ELEMENTS OF THE COMPENSATION PROGRAM

The Company's executive compensation program includes three key elements: base salary, annual incentives and long-term incentives.

BASE SALARY

Base salary is the fixed annual compensation the Company pays to an executive for performing specific job responsibilities. It represents the minimum income an executive may receive in any given year. In establishing and adjusting base salaries for the Named Executive Officers, the Committee considers:

      o     Data from the Company's peer group
      o     The individual's experience and background
      o     The individual's performance during the course of the year
      o     General salary trends in the marketplace
      o     The Company's financial and operating results

Messrs. Hinkaty, Alstodt, Sinicropi and Newman did not receive base salary increases in 2006. In January 2007, the Committee approved merit increases for such individuals, so that their 2007 base salary amounts are: Mr. Hinkaty, $500,000; Mr. Alstodt, $450,000; Mr. Sinicropi, $375,000 and Mr. Newman,
$300,000.

ANNUAL INCENTIVES

Executives are eligible for annual incentive compensation under the Company's Management Incentive Plan ("MIP"). The MIP is intended to establish a direct correlation between the annual incentives awarded to participants, the financial performance of the Company and or individual strategic objectives. The Committee recommended, and the Board approved, the target levels, set as a percentage of base salary, for each participating executive, including the Named Executive Officers. Messrs. Hinkaty and Alstodt's annual incentive targets are 100% of base salary. Messrs. Sinicropi and Newman's targets are 75% of base salary. Ms. Smith's target is 40% of base salary. Executives can receive an award in excess of their targets in the event that the Company and the individual exceed their annual goals, up to a designated maximum payout. The maximum payouts for Messrs. Hinkaty and Alstodt are set at 200% of base salary. The maximum payouts as a percentage of base salary for Mr. Sinicropi, Mr. Newman and Ms. Smith are 150%, 113% and 60%, respectively. Executives may receive an award that is less than their targets if performance does not meet targeted objectives. The threshold payouts for Messrs. Hinkaty and Alstodt are set at 64% of base salary and the threshold payouts for Messrs. Sinicropi, Newman and Ms. Smith are set at 48%, 48% and 22%, respectively.

The annual incentives of Messrs. Hinkaty, Alstodt, Sinicropi and Newman are weighted 100% on the Company's performance. Ms. Smith's annual incentive is weighted 90% on the Company's performance and 10% on individual performance. The Named Executive Officers have a higher-weighted Company performance component than other participants in the MIP, as the Committee believes that the performance of the Company as a whole is the best indicator of the effectiveness of its top executives.

The corporate performance component of the MIP is recommended by the Committee and approved by the Board on an annual basis, based on the determination of the most critical priorities and objectives for the year. For 2006, the corporate performance component was based on the Company's attainment of financial metrics as measured by EBITDA, and improvements in the Company's inventory position. The Company believes that the MIP keeps management focused on attaining strong near-term financial performance.

Company performance goals include a threshold level below which no award will be payable. Threshold performance is set at 80% of the budgeted goal. Target performance is set at the budgeted goal level for the year, and maximum performance is set at 120% of the budgeted goal. The threshold level is set to pay for, expected but not assured, performance. Target level is set to incent management to achieve budgeted goals. Maximum levels are set to reward the Company executives for achieving superior performance.

In 2006, the Company attained approximately 98% of the corporate performance component of the MIP.

LONG TERM INCENTIVES

The Company's long term incentive programs were established to ensure that senior management maximizes its focus on increasing stakeholder value through long-term growth. While long term incentives form a meaningful part of the compensation of the Named Executive Officers, the Company is limited in its ability to grant long term equity-based incentives due to its capital structure and the arrangements negotiated with Kelso as of the time of the Merger. There are a limited number of Override Units and options under the Option Incentive Plan (both discussed below) available for grant. As all of the available Override Units and most of the available options under the Option Incentive Plan have been granted, continued grants will not be a feature of the compensation of the Named Executive Officers for 2007 and subsequent years.

Override Units

The Company's major stakeholders believe that it is in the best interests of the Company for the executive officers to have a financial interest in the long-term results of their business. Accordingly, Messrs. Hinkaty, Alstodt, Sinicropi and Newman were granted certain profit interests (the "Override Units") in DLI Holding LLC ("DLI LLC"), the indirect parent of the Company, as a result of their investment in DLI LLC. The number of Override Units granted to Messrs. Hinkaty and Alstodt was negotiated at the time of the Merger. The remaining Override Units were granted to Messrs. Sinicropi and Newman as determined by management of DLI LLC.

The Override Units have two sub-classes: Operating Units and Value Units. Subject to forfeiture and participation provisions (including the applicable Benchmark Amount of $32.718857) as detailed in the DLI LLC Agreement, the holders of Override Units will have voting rights with respect to their Override Units and shall have the rights with respect to profits and losses of DLI LLC and distributions from DLI LLC as set forth in DLI LLC Agreement. In total, one-third of the Override Units granted are Operating Units, which may be forfeited, on a pro rata basis, if the executive ceases to be employed by the Company prior to the third anniversary of the date of grant. The remaining two-thirds of the Override Units are Value Units, which will participate in distributions upon certain Change of Control or liquidation events only if, upon the occurrence of such an event, Kelso receives an internal rate of return, compounded annually, on its investment in DLI LLC of at least 14%, and the Final Value (as defined in DLI LLC Agreement), is at least greater than two times the Initial Price (as defined in the DLI LLC Agreement). All Value Units will participate in distributions if the Final Value is at least four times the Initial Price. If the Final Value is greater than two times, but less than four times, the Initial Price, the Value Units will participate in the distribution on a ratable basis. Value Units not eligible to participate in distributions will be automatically forfeited. If an executive ceases employment with the Company prior to the Change in Control event, the Value Units will be forfeited.

Each Operating Unit that has not been forfeited will automatically convert into one Value Unit on the tenth anniversary of its issuance. After the tenth anniversary of the date of issuance, all Value Units will only participate in distributions if the Final Value is at least greater than twelve times the Initial Price. If the Final Value is greater than ten times, but less than twelve times, the Initial Price, the Value Units will participate in the distribution on a ratable basis.

The Override Units are not convertible into common stock, and are generally not transferable.

The terms described above were the result of negotiations with the Company's major stockholders, who believe that owning an indirect interest in the Company, with performance targets directly tied to the stockholders' investment return, gives executives a personal financial stake in their business decisions. Additionally, this incentive is intended to keep participants focused on sustained growth, as well as motivate them to continue their employment commitment to the Company over the long-term. In 2006, Mr. Sinicropi and Mr. Newman each invested $20,000 in DLI LLC, and were granted 61,855 and 30,852 Override Units, respectively.

OPTION INCENTIVE PLAN

The Option Incentive Plan was adopted by DLI Holding Corp. (the Company's direct parent) effective January 27, 2005, to support retention and to align the interests of executives and key employees of the Company with those of its stakeholders by tying a portion of compensation to the long-term appreciation of the value of the Company. A total of 180,000 shares were reserved for issuance under this plan. Participation in the Option Incentive Plan is limited to a small number of employees who have the ability, through their leadership and strategic actions, to significantly impact the growth of the Company over the long term. The number of options granted to each participant was determined by the Committee, with input from senior management, based upon the Committee's assessment of each individual's capacity to contribute to the Company's long term growth.

The exercise price of the options are determined by the Committee, in conjunction with a third-party valuation, provided that the exercise price cannot be less than the fair market value of the DLI Holding Corp. common stock as of the date of grant. While the Option Incentive Plan provides that the Committee may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code, it is anticipated that all options granted thereunder will be non-qualified stock options for federal income tax purposes.

Under the Option Incentive Plan, one-third of the total amount of each such grant are Service Options, and two-thirds of the amount of each such grant are Exit Options. Service Options are generally exercisable in three equal annual installments, commencing on the first anniversary of the grant date. The first group of Service Options granted under the plan on March 1, 2006 provided that such options would begin vesting on the later to occur of (a) January 27, 2005 or (b) the date the employee commenced employment with the Company. Exit Options are performance options, and generally become exercisable only after a Change in Control (as defined in the Option Incentive Plan), if Kelso is able to sell its equity investment in DLI LLC at a price equal to at least two times its initial investment, and achieve at least a 14% internal rate of return (the "Floor Value"), subject to certain exceptions. All Exit Options will become exercisable if Kelso is able to sell its equity investment in DLI LLC at a price equal to at least four times its initial investment, and will become partially exercisable on a ratable basis at a price in excess of the Floor Value. All remaining Exit Options that have not become exercisable at the time of a Change in Control will be cancelled.

Option rights are not transferable other than by will or by the laws of descent and distribution or, if permitted by the Committee. All of the shares acquired upon exercise of any option will be subject to the security-holder arrangements described below. See "Certain Relationships and Related
Transactions-Stockholders Agreement."

Messrs. Hinkaty, Alstodt, Sinicropi and Newman do not participate in the Option Incentive Plan. In 2006, Ms. Smith was granted a total of 5,000 stock options, 1,666.67 of which are Service Options, and 3,333.33 of which are Exit Options. The exercise price of all options granted under the Option Incentive Plan in 2006 is $35 per share.

EXCHANGE OPTIONS

On January 27, 2005, in connection with the Merger, Messrs. Hinkaty and Alstodt entered into exchange agreements with DLI Holding Corp., the parent of the Company, under which they exchanged, effective as of the closing of the Merger, options to purchase common stock of Del Laboratories, Inc. for options to purchase DLI Holding Corp. common stock with an equivalent spread value. The value of the options exchanged by Mr. Hinkaty and Mr. Alstodt was approximately $2,000,000 and $500,000, respectively. As a result of these exchange agreements, Mr. Hinkaty and Mr. Alstodt hold options to purchase DLI Holding Corp. stock representing in the aggregate approximately 3.64% of the diluted equity of DLI Holding Corp. immediately after the Merger. In addition, they own, through their common interests in DLI LLC, common stock of DLI Holding Corp. representing, in the aggregate, less than 0.1% of the diluted equity of DLI Holding Corp.

RETIREMENT BENEFITS

401(K)

The Company offers a defined contribution 401(k) savings plan to all regular, full-time employees in the United States. The Company provides this program to assist its employees in saving some amount of their cash compensation for retirement in a tax-efficient manner. Plan participants are allowed to contribute specified percentages of their base salary, subject to limits established under the Internal Revenue Code of 1986. Although the Company retained the right to make contributions under this plan, no contributions were made in 2006. The Committee approved an amendment to this plan, effective April 2, 2007, providing a 100% Company match of the first 3% of participating employees' contributions, and a 50% match of up to the next 2%. In addition, to compensate those long-term employees of the Company who are closer to retirement age for the freezing of the Employees' Pension Plan (described below), employees who, as of April 1, 2007, have at least 10 years of vesting service with the Company and are at least fifty years of age, will receive an additional automatic contribution to the plan in the amount of 3% of eligible compensation.

PENSION PLAN

As part of their post employment compensation, the Named Executive Officers participate in the Company's Employees' Pension Plan. The Employees' Pension Plan is open to all eligible non-union employees of the Company hired prior to July 1, 2006, and is a tax-qualified defined benefit plan. The Employees' Pension Plan provides for an annual benefit equal to 36% of a participant's "final average earnings" which is reduced by 1/30th for each year of credited service that is less than 30 years at retirement date. "Final average earnings" is the participant's monthly compensation over the five consecutive Employees' Pension Plan years which produce the highest monthly average within the last ten completed years of participation. Covered compensation under the Employees' Pension Plan includes salary and annual incentive payments, subject to Internal Revenue Code compensation limits. Upon completion of five years of credited service, a participant is 100% vested. There is no partial vesting for participants with less than five years of credited service. Under the terms of the Employees' Pension Plan, participants are eligible for monthly benefit payments upon reaching age 65. Early retirement benefits, proportionately reduced, are available for all participants having attained age 55 with at least five years of service.

The Employees' Pension Plan was frozen, effective April 1, 2007, and all benefit accruals ceased after that date. All benefits accrued prior to April 1, 2007 will be preserved. For a further discussion of the freeze of the Employees' Pension Plan, see "Management's Financial Condition and Results of Operations - Recent Developments".

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Certain of the Company's management, including Mr. Hinkaty and Mr. Alstodt, participate in the Company's Supplemental Executive Retirement Plan (the "SERP"), a nonqualified defined benefit plan designed to provide pension benefits that cannot be provided under the Employees' Pension Plan due to Internal Revenue Code compensation limits on qualified plans. Except as indicated, the material terms of the SERP are the same as those of the Employees' Pension Plan. The SERP provides an annual benefit equal to 1.20% of "Average Compensation" multiplied by number of years of service not to exceed 25 or 30 years. The annual benefit amount is then reduced by the Employees' Pension Plan benefit earned by the participant. For Mr. Hinkaty and Mr. Alstodt, "Average Compensation" is the monthly average of all compensation paid to him in 1996. For all other participants, "Average Compensation" is the average of the annual earnings during the five consecutive years out of the last ten years of credited service before retirement, such that included earnings are the highest.

The Company does not offer benefits under the SERP to other present or future executive officers.

OTHER BENEFITS AND PERQUISITES

The Company maintains medical, disability and life insurance policies for all of its eligible employees. The Named Executive Officers are eligible to participate in these programs on the same basis as other employees. In addition, the Company provides its officers, including the Named Executive Officers, with perquisites and other personal benefits that the Company and the Committee believe are reasonable, and consistent with the overall goals of the compensation program. Officers of the Company, including the Named Executive Officers, are provided the choice of (i) use of a Company automobile or (ii) a car allowance, and participation in the Company's Medical Executive Reimbursement plan as a supplement to the medical and dental benefits offered to all employees.

In addition, Messrs. Hinkaty and Alstodt are provided split dollar life insurance, which is reported in the Summary Compensation Table. See "Summary Compensation Table--Column (i)--All Other Compensation." This benefit is provided as part of a legacy plan, and is not offered as a continuing part of the Company's benefit program.

EMPLOYMENT AND SEVERANCE AGREEMENTS

The Company has entered into employment or severance agreements with the Named Executive Officers. These employment agreements enable the Company to attract and retain top executive talent, and ensure that the terms applicable to employment, including separation of service, are agreed upon in advance and not subject to future negotiation. These agreements also provide for severance benefits in the event that employment is terminated after a change in control of the Company, in order to encourage retention and focus during a change in control event. The terminated executive is also bound by confidentiality, non-solicitation and non-compete provisions that protect the best interests of the Company and its stakeholders.

The employment agreements of Messrs. Hinkaty, Alstodt and Sinicropi can be terminated due to certain specified events, and provide for severance payments of up to three years for Messrs. Hinkaty and Alstodt, and two years for Mr. Sinicropi. The Company renewed its two-year employment agreement with Mr. Newman in December 2006, extending the term of his agreement through July 5, 2009. In March 2007, the Company entered into a severance arrangement with Ms. Smith, providing for severance payments and other benefits in certain events of her termination. For a detailed discussion of the termination features and severance benefits of the Named Executive Officers, see "Potential Payments Under Termination or Change in Control".

TAX TREATMENT OF EXECUTIVE COMPENSATION

If any payments or benefits, made to or for the benefit of any of the Named Executive Officers by the Company or any entity which effectuates a change in control, would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the payments or benefits shall be reduced to the maximum amount that could be paid to the executive that would not give rise to an excise tax. However, commercially reasonable best efforts will be used to seek the approval of the Company's and/or its direct and indirect parents' shareholders in the manner provided in Section 280G(b)(5) of the Internal Revenue Code with respect to the reduced payments or benefits so that such amounts would not be subject to the reduction described above.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis ("CD&A") required by Item 402(b) of Regulation S-K with management, and, based upon such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

                                            THE COMPENSATION COMMITTEE

                                            Philip E. Berney
                                            Church M. Moore
                                            Charles J. Hinkaty

                           SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by the Principal Executive Officer, Principal Financial Officer and each of three other most highly compensated executive officers (collectively, the "Named Executive Officers") for the fiscal year ended December 31, 2006.

               (a)              (b)      (c)      (d)     (e)       (f)          (g)            (h)            (i)           (j)
               ---              ---      ---      ---     ---       ---          ---            ---            ---           ---
                                                                                            Change in
                                                                                             Pension
                                                                                            Value and
                                                                                           Nonqualified
                                                                             Non-Equity      Deferred
                                                         Stock    Option   Incentive Plan  Compensation    All Other
       Name and Principal              Salary    Bonus   Awards   Awards    Compensation     Earnings     Compensation      Total
            Position           Year      ($)      ($)     ($)     ($)(1)       ($)(2)         ($)(3)      ($)(4)(5)(6)       ($)
------------------------------------------------------------------------------------------------------------------------------------
Charles J. Hinkaty             2006   $416,416     --      --    $158,479     $408,660        $18,583        $41,777     $1,025,332
President and
Principal Executive Officer

Harvey P. Alstodt              2006   $416,416     --      --    $158,479     $408,660        $24,073        $68,157     $1,051,712
President,
Del Cosmetics

Joseph Sinicropi               2006   $325,000     --      --    $ 77,779     $239,210             --        $17,460     $  659,449
Executive Vice President
Principal Financial Officer

Cary C. Newman                 2006   $275,000     --      --    $ 38,776     $202,408             --        $54,538     $  570,722
Executive Vice President,
Global Operations

Shawn Smith                    2006   $265,833     --      --    $ 10,713     $108,156        $18,626        $ 2,511     $  387,213
Senior Vice President
General Counsel and Secretary

(1) The amounts in column (f) reflect the accounting charge for compensation expense incurred by the Company for financial reporting purposes for the year ended December 31, 2006, in accordance with SFAS No. 123 (R), from awards granted in and prior to 2006. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executive Officer. These awards include options granted pursuant to the Option Incentive Plan (Service Options) and certain profit interests (Operating Units) in DLI LLC that were granted to certain of the Company's executives who made an investment in DLI LLC. For additional information on the valuation assumptions used in the calculations of these amounts, see Note 11 to the Notes to the Consolidated Financial Statements. See the Grants of Plan-Based Awards Table for information on the options and Override Units granted in 2006.

(2) The amounts in column (g) represent awards granted under the Company's MIP. Messrs. Hinkaty and Alstodt's annual incentive targets were 100% of base salary. Messrs. Sinicropi and Newman's targets were 75% of base salary. Ms. Smith's target was 40% of base salary.

In 2006, the Company attained approximately 98% of the corporate performance component of the MIP resulting in the achievement of approximately 98% of base salary for Messrs. Hinkaty and Alstodt, approximately 73% for Messrs. Sinicropi and Newman and approximately 39% for Ms. Smith.

(3) The amounts in column (h) reflect the aggregate change in the actuarial present value of the Named Executive Officer's benefits under all pension plans established by the Company determined using interest rate and mortality rate assumptions consistent with those used in the Company's consolidated financial statements and includes amounts which the Named Executive Officer may not currently be entitled to receive because such amounts are not vested. See the Pension Benefits Table for additional information.

(4) The amounts in column (i) reflect for each Named Executive Officer:
      o Insurance premiums paid for such officers under the Company's Medical Executive Reimbursement Plan;
      o The value attributable to personal use of Company provided automobiles and/or automobile allowances (each as calculated in accordance with IRS guidelines), the cost of financial planning services and the cost of parking garage fees reimbursed by the Company, which are included as compensation on the W-2 of the Named Executive Officers who receive such benefits. Each such Named Executive Officer is responsible for paying income tax on such amount.

The amount attributable to each such perquisite or benefit for each Named Executive Officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such Named Executive Officer.

(5) In addition to the items noted in footnote (4) above, the amount in column
(i) includes $25,238 and $46,858 of the dollar value (calculated in accordance with SEC guidelines) of the premiums paid by the Company with respect to "split dollar" life insurance polices maintained by the Company for Mr. Hinkaty and Mr. Alstodt, respectively.

(6) In addition to the items noted in footnote (4) above, the amount shown in column (i) includes $39,840 of relocation reimbursements and allowances received by Mr. Newman, pursuant to the terms of his 2005 employment agreement.

                           GRANTS OF PLAN BASED AWARDS

        (a)           (b)         (c)        (d)        (e)         (f)      (g)    (h)       (i)        (j)        (k)       (l)
        ---           ---         ---        ---        ---         ---      ---    ---       ---        ---        ---       ---
                                                                                           All Other
                                                                                             Stock    All Other
                                                                     Estimated Future       Awards:    Option    Exercise    Grant
                                                                       Payouts Under        Number     Awards:    or Base  Date Fair
                              Estimated Future Payouts Under         Equity Incentive         of      Number of    Price    Value of
                             Non-Equity Incentive Plan Awards(1)        Plan Awards         Shares   Securities     of     Stock and
                             ----------------------------------- ------------------------  of Stock  Underlying   Option     Option
                     Grant    Threshold    Target    Maximum     Threshold Target Maximum  or Units    Options    Awards     Awards
        Name          Date        ($)        ($)        ($)         (#)      (#)    (#)       (#)        (#)      ($/sh)      ($)
------------------------------------------------------------------------------------------------------------------------------------
Charles J. Hinkaty             $     --   $416,416   $832,832

Harvey P. Alstodt              $     --   $416,416   $832,832

Joseph Sinicropi(2)            $150,000   $243,750   $487,500
                    01/31/06                                                                           18,195     $32.72   $254,548
                    01/31/06                                       2,183     --    43,660     --           --     $32.72   $444,459

Cary C. Newman(2)              $     --   $206,250   $310,750
                    01/31/06                                                                            9,071     $32.72   $126,903
                    01/31/06                                       1,089     --    21,781     --           --     $32.72   $221,731

Shawn Smith(3)                 $     --   $110,000   $165,000
                    03/01/06                                                                            1,500     $35.00   $ 19,755
                    03/01/06                                         150     --     3,000     --           --     $35.00   $ 28,950
                    08/08/06                                                                              167     $35.00   $  2,065
                    08/08/06                                          17     --       333     --           --     $35.00   $  2,917

(1) These columns show the potential payout for each Named Executive Officer under the Company's MIP which was approved by the Compensation Committee of the Board of Directors. The final cash payout to each Named Executive Officer is determined using a multiple of financial and non-financial performance-driven measurements. The amounts shown in column (c) reflect the minimum payment under the Company's plan which is 0%, except for Mr. Sinicropi who was guaranteed a minimum payment amount pursuant to the terms of his 2005 employment agreement. The amounts shown in column (d) reflect the target payment that the Named Executive Officers could have received under the MIP, if 100% of the annual incentive targets were achieved. The amounts shown in column (e) reflect the maximum potential payment that the Named Executive Officers could have received under the Company's MIP. The amounts expected to be paid to the Named Executive Officers are shown in column (g) of the Summary Compensation Table.

(2) DLI LLC granted certain profit interests (Override Units) in DLI LLC to certain of the Company's executives who made an investment in DLI LLC. The Override Units have two sub-classes: Operating Units and Value Units. In 2006, Mr. Sinicropi and Mr. Newman were granted 18,195 and 9,071 Operating Units, respectively, and 43,660 and 21,781 Value Units, respectively. Subject to forfeiture and participation provisions (including the applicable Benchmark Amount of $32.718857) as detailed in the DLI LLC Agreement, the holders of Override Units will have voting rights with respect to their Override Units and shall have the rights with respect to profits and losses of DLI LLC and distributions from DLI LLC as set forth in the DLI LLC Agreement. The Override Units are not convertible to common stock and are not saleable or generally transferable. In total, thirty three percent of the total Override Units granted were Operating Units which may be forfeited, on a pro-rata basis, if the executive ceases to be employed by the Company during the three year period following the grant of such Operating Units. The remaining sixty seven percent of the Override Units granted were Value Units which participate in distributions only upon certain change of control or liquidation events and only if, upon the occurrence of such an event, Kelso receives an internal rate of return, compounded annually, on its investment in DLI LLC of at least 14% and the Final Value, as defined in the DLI LLC Agreement, is at least greater than two times the Initial Price, as defined in the DLI LLC Agreement. All Value Units will participate in distributions if the Final Value is at least four times the Initial Price, and the Value Units will participate in distributions on a ratable basis in the event that the Final Value is greater than two times but less than four times the Initial Price. Value Units granted to an executive are subject to forfeiture if the executive ceases to be employed by the Company prior to a change in control. Value Units not eligible to participate in distributions are automatically forfeited. Any Operating Unit, not forfeited, on the 10th anniversary of its issuance shall automatically convert into one Value Unit. Any Value Unit, not forfeited, on the 10th anniversary of its issuance shall have its terms modified by increasing the previously discussed multiples of the Initial Price from two times to ten times and from four times to twelve times. The amounts recorded in column (f) as the threshold number represent Value Units which will participate in distributions if Kelso receives an internal rate of return, compounded annually, on its investment in DLI LLC of at least 14% and the Final Value is at least greater than two times the Initial Price. The amounts recorded in column (h) as the maximum number represent Value Units which will participate in distributions if the Final Value is as least four times the Initial Price.

(3) DLI Holding Corp. granted options pursuant to the Option Incentive Plan which provides for the granting of two types of options to officers or key employees of the Company. Ms. Smith was granted 1,500 Service Options and 3,000 Exit Options in March 2006. Options generally become exercisable in three equal annual installments commencing on the first anniversary of the grant date, however, the vesting of the service options pursuant to this grant commenced effective on her hire date. Ms. Smith was also granted 167 Service Options and 333 Exit Options in August 2006. The Exit Options (performance options) generally become exercisable only if Kelso is able to sell its equity investment in DLI LLC at a price equal to at least two times its initial investment and achieve at least a 14% internal rate of return (the "Floor Value"), subject to certain exceptions. All Exit Options will become exercisable if Kelso is able to sell its equity investment in DLI LLC at a price equal to at least four times its initial investment and will become partially exercisable on a ratable basis at a price in excess of the Floor Value. The amounts recorded in column (f) as the threshold number represents Exit Options which will become exercisable if Kelso is able to sell its equity investment in DLI LLC at the Floor Value. The amounts recorded in column (h) as the maximum number represents Exit Options which will become exercisable if Kelso is able to sell its equity investment in DLI LLC at a price equal to at least four times its initial investment and achieves at least a 14% internal rate of return.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information related to any outstanding stock option or Override Unit as of December 31, 2006 for the Named Executive Officers. Each grant is shown separately for each Named Executive Officer.

                                                  Option Award                                      Stock Awards
                       ------------------------------------------------------------ ------------------------------------------------
        (a)                (b)           (c)           (d)         (e)      (f)        (g)         (h)         (i)           (j)
        ---                ---           ---           ---         ---      ---        ---         ---         ---           ---
                                                                                                                           Equity
                                                                                                                          Incentive
                                                                                                             Equity     Plan Awards:
                                                     Equity                                                 Incentive     Market or
                                                    Incentive                                             Plan Awards:     Payout
                                                      Plan                           Number                 Number of     Value of
                                                     Awards:                        of Shares    Market     Unearned      Unearned
                        Number of     Number of     Number of                       or Units    Value of     Shares,       Shares,
                       Securities    Securities    Securities                       of Stock    Shares or     Units       Units or
                       Underlying    Underlying    Underlying    Option               That      Units of    or Other        Other
                       Unexercised   Unexercised   Unexercised  Exercise   Option   Have Not   Stock That  Rights That   Rights That
                       Options (#)   Options (#)    Unearned      Price  Expiration  Vested     Have Not    Have Not      Have Not
        Name           Exercisable  Unexercisable  Options (#)     ($)      Date       (#)     Vested ($)  Vested (#)    Vested ($)
------------------------------------------------------------------------------------------------------------------------------------
Charles J. Hinkaty
 Exchange Options(1)      21,819            --            --     $18.65   01/27/15      --         --          --            --
                          22,910            --            --     $ 8.97   01/27/15      --         --          --            --
                           7,224            --            --     $ 9.08   01/27/15      --         --          --            --
                           6,121            --            --     $21.45   01/27/15      --         --          --            --
                          12,484            --            --     $22.04   01/27/15      --         --          --            --
                          55,276            --            --     $21.62   01/27/15      --         --          --            --
                           9,170            --            --     $15.01   01/27/15      --         --          --            --
------------------------------------------------------------------------------------------------------------------------------------
 Operating Units(2)(6)    19,087        13,634            --     $32.72         --      --         --          --            --
------------------------------------------------------------------------------------------------------------------------------------
 Value Units(3)               --            --        65,441     $32.72         --      --         --          --            --
------------------------------------------------------------------------------------------------------------------------------------
Harvey P. Alstodt
 Exchange Options(1)      21,819            --            --     $18.65   01/27/15      --         --          --            --
                           8,126            --            --     $ 8.97   01/27/15      --         --          --            --
------------------------------------------------------------------------------------------------------------------------------------
 Operating Units(2)(6)    19,087        13,634            --     $32.72         --      --         --          --            --
------------------------------------------------------------------------------------------------------------------------------------
 Value Units(3)               --            --        65,441     $32.72         --      --         --          --            --
------------------------------------------------------------------------------------------------------------------------------------
Joseph Sinicropi
------------------------------------------------------------------------------------------------------------------------------------
 Operating Units(2)(7)     4,549        13,646            --     $32.72         --      --         --          --            --
------------------------------------------------------------------------------------------------------------------------------------
 Value Units(3)               --            --        43,660     $32.72         --      --         --          --            --
------------------------------------------------------------------------------------------------------------------------------------
Cary C. Newman
------------------------------------------------------------------------------------------------------------------------------------
 Operating Units(2)(8)     2,268         6,803            --     $32.72         --      --         --          --            --
------------------------------------------------------------------------------------------------------------------------------------
 Value Units(3)               --            --        21,781     $32.72         --      --         --          --            --
------------------------------------------------------------------------------------------------------------------------------------
Shawn Smith
 Service Options(4)(9)       500         1,000            --     $35.00   03/01/16      --         --          --            --
                  (10)        --           167            --     $35.00   08/08/16      --         --          --            --
------------------------------------------------------------------------------------------------------------------------------------
 Exit Options(5)              --            --         3,000     $35.00   03/01/16      --         --          --            --
                              --            --           333     $35.00   08/08/16      --         --          --            --
------------------------------------------------------------------------------------------------------------------------------------

(1) On January 27, 2005, Mr. Hinkaty and Mr. Alstodt each entered into separate exchange agreements with DLI Holding Corp., under which each exchanged, effective as of the closing of the Merger, options to purchase common stock of Del Laboratories, Inc. for options to purchase DLI Holding Corp. common stock ("Exchange Options") with an equivalent spread value. Mr. Hinkaty and Mr. Alstodt became 100% vested in these options on January 27, 2005.

(2) Operating Units are a sub-class of certain profit interests in DLI LLC that were granted to certain of the Company's executives who made an investment in DLI LLC. Subject to forfeiture and participation provisions (including the applicable Benchmark Amount of $32.718857) as detailed in the DLI LLC Agreement, the holders of Operating Units will have voting rights with respect to their Operating Units and shall have the rights with respect to profits and losses of DLI LLC and distributions from DLI LLC as set forth in the DLI LLC Agreement. The Operating Units are not convertible to common stock and are not saleable or generally transferable. The Operating Units may be forfeited, on a pro-rata basis, if any executive ceases to be employed by the Company during the three year period following the date of grant. Any Operating Unit, not forfeited, on the 10th anniversary of its issuance shall automatically convert into one Value Unit.

(3) Value Units are a sub-class of certain profit interests in DLI LLC that were granted to certain of the Company's executives who made an investment in DLI LLC. Subject to forfeiture and participation provisions (including the applicable Benchmark Amount of $32.718857) as detailed in the DLI LLC Agreement, the holders of Value Units will have voting rights with respect to their Value Units and shall have the rights with respect to profits and losses of DLI LLC and distributions from DLI LLC as set forth in the DLI LLC Agreement. Value Units participate in distributions only upon certain change of control or liquidation events and only if, upon the occurrence of such an event, Kelso receives an internal rate of return, compounded annually, on its investment in DLI LLC of at least 14% and the Final Value, as defined in the DLI LLC Agreement, is at least greater than two times the Initial Price, as defined in the DLI LLC Agreement. All Value Units will participate in distributions if the Final Value is at least four times the Initial Price, and the Value Units will participate in distributions on a ratable basis in the event that the Final Value is greater than two times but less than four times the Initial Price. Value Units granted to an executive are subject to forfeiture if the executive ceases to be employed by the Company prior to a change in control. Value Units not eligible to participate in distributions are automatically forfeited. Any Value Unit, not forfeited, on the 10th anniversary of its issuance shall have its terms modified by increasing the previously discussed multiples of the Initial Price from two times to ten times and from four times to twelve times.

(4) Service Options are granted according to the provisions of the Option Incentive Plan. Service Options generally become exercisable in three equal annual installments commencing on the first anniversary of the grant date. However, Service Options granted to Ms. Smith on March 1, 2006 commenced vesting effective on her hire date.

(5) Exit Options are granted according to the provisions of the Option Incentive Plan. Exit Options (performance options) generally become exercisable only if Kelso is able to sell its equity investment in DLI LLC at a price equal to at least two times its initial investment and achieve at least a 14% internal rate of return (the "Floor Value"), subject to certain exceptions. All Exit Options will become exercisable if Kelso is able to sell its equity investment in DLI LLC at a price equal to at least four times its initial investment and will become partially exercisable on a ratable basis at a price in excess of the Floor Value.

(6) The Operating Units become exempt from forfeiture as follows: 10,907 in 2007 and 2,727 in 2008.

(7) The Operating Units become exempt from forfeiture as follows: 6,065 in 2007, 6,065 in 2008 and 1,516 in 2009.

(8) The Operating Units become exempt from forfeiture as follows: 3,024 in 2007, 3,024 in 2008 and 755 in 2009.

(9) The Service Options will vest as follows: 500 in 2007 and 500 in 2008.

(10) The Service Options will vest as follows: 56 in 2007, 56 in 2008 and 55 in 2009.

                        OPTION EXERCISES AND STOCK VESTED

The Named Executive Officers did not exercise any stock options during the year ended December 31, 2006.

                                PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of the Named Executive Officers, as of December 31, 2006, including the number of years of service credited to each such Named Executive Officer, under the Employees' Pension Plan and Supplemental Executive Retirement Plan determined using interest rate and mortality rate assumptions consistent with those used by the Company for financial reporting purposes. See Note 10(a) to the Notes to the Consolidated Financial Statements for additional information on the rates and assumptions used.

        (a)                                (b)                        (c)              (d)             (e)
        ---                                ---                        ---              ---             ---
                                                                  Number of
                                                                     Years        Present Value     Payments
                                                                   Credited      of Accumulated    During Last
                                                                    Service          Benefit       Fiscal Year
       Name                             Plan Name                     (#)              ($)             ($)
--------------------------------------------------------------------------------------------------------------
Charles J. Hinkaty       Employees' Pension Plan (1)                   22            $313,779           --
                         Supplemental Executive Retirement Plan (2)    22            $274,302           --

Harvey P. Alstodt        Employees' Pension Plan (1)                   21            $530,093           --
                         Supplemental Executive Retirement Plan (2)    21            $513,225           --

Joseph Sinicropi         Employees' Pension Plan (1)                   --                  --           --

Cary C. Newman           Employees' Pension Plan (1)                   --                  --           --

Shawn Smith              Employees' Pension Plan (1)                    2            $ 18,626           --

(1) The Named Executive Officers participate in the Company's Employees' Pension Plan. The Employees' Pension Plan is open to all eligible non-union employees of the Company hired prior to July 1, 2006, and is a tax-qualified defined benefit plan. The Employees' Pension Plan provides for an annual benefit equal to 36% of a participant's "final average earnings" which is reduced by 1/30th for each year of credited service that is less than 30 years at retirement date. "Final average earnings" is the participant's monthly compensation over the five consecutive Employees' Pension Plan years which produce the highest monthly average within the last ten completed years of participation. Covered compensation under the Employees' Pension Plan includes salary and annual incentive payments, subject to Internal Revenue Code compensation limits. Upon completion of five years of credited service, a participant is 100% vested. There is no partial vesting for participants with less than five years of credited service. Under the terms of the Employees' Pension Plan, participants are eligible for monthly benefit payments upon reaching age 65. Early retirement benefits, proportionately reduced, are available for all participants having attained age 55 with at least five years of service. The Employees' Pension Plan was frozen, effective April 1, 2007, and all benefit accruals will cease after that date. All benefits accrued prior to April 1, 2007 will be preserved.

(2) Certain of the Company's management, including Mr. Hinkaty and Mr. Alstodt, participate in the Company's SERP, a nonqualified defined benefit plan designed to provide pension benefits that cannot be provided under the Employees' Pension Plan due to Internal Revenue Code compensation limits on qualified plans. Except as indicated, the material terms of the SERP are the same as those of the Employees' Pension Plan. The SERP provides an annual benefit equal to 1.20% of "Average Compensation" multiplied by number of years of service not to exceed 25 or 30 years. The annual benefit amount is then reduced by the Employees' Pension Plan benefit earned by the participant. For Mr. Hinkaty and Mr. Alstodt, "Average Compensation" is the monthly average of all compensation paid to him in 1996. For all other participants, "Average Compensation" is the average of the annual earnings during the five consecutive years out of the last ten years of credited service before retirement, such that included earnings are the highest. The Company does not offer benefits under the SERP to other present or future executive officers.



                        NONQUALFIED DEFERRED COMPENSATION

The Company does not have any nonqualified defined contribution and other nonqualified compensation plans.

            POTENTIAL PAYMENTS UNDER TERMINATION OR CHANGE IN CONTROL

The tables below reflect the amount of compensation to each of the Named Executive Officers of the Company in the event of the termination of such executive's employment under several different circumstances. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executive upon their termination. The actual amounts to be paid out can only be determined at the time of such executive's separation from the Company.

All of the Named Executive Officers except Ms. Smith have entered into executive employment agreements. Under the terms of the agreements of Messrs. Hinkaty, Alstodt, and Sinicropi, employment shall terminate prior to the end of the agreement term on the first to occur of (i) his death, (ii) his disability (as defined in his agreement), (iii) his termination for cause (as defined in his agreement), (iv) 30 days after written notice delivered to the executive by the Company of his termination without cause, (v) his termination for Good Reason (as defined in his agreement), or (vi) 30 days after written notice delivered to the Company by the executive of his resignation without Good Reason. If the employment of Mr. Hinkaty or Mr. Alstodt terminates for any reason, he shall be entitled to the following payments, (collectively, the "Accrued Benefits"): (i) any earned but unpaid base salary, (ii) any accrued but unused vacation for calendar years prior to 2005, (iii) any accrued but unused vacation for the year in which the termination occurs, and (iv) any amounts to which he is entitled under any plan, policy, practice or program of or agreement with the Company. If the employment of Mr. Hinkaty or Mr. Alstodt terminates due to his death or disability, in addition to the Accrued Benefits, he is entitled to (i) a pro-rata portion of the annual bonus under the Company's MIP for the year the termination occurs (the "Pro-rata Bonus") and (ii) six months' salary (in the case of death) or twelve months' salary (in the event of disability). If either Mr. Hinkaty's or Mr. Alstodt's employment is terminated by the Company other than for cause or by the executive for Good Reason, then upon his execution of a release of claims against the Company and its affiliates, in addition to the Accrued Benefits, the executive is entitled to (i) a Pro-rata Bonus, (ii) an amount equal to three times the executive's base salary payable in equal monthly installments over the 18 months following his termination and (iii) continued health insurance for the executive and his eligible dependents for 36 months.

Mr. Sinicropi's employment agreement provides that if his employment is terminated for any reason, he will receive his base salary through the termination date. If his employment terminates due to his death or disability, in addition to his base salary through the termination date, he will receive a Pro-rata Bonus. If his employment is terminated by the Company other than for cause or if he terminates his employment for Good Reason, then he will receive
(i) an amount equal to two times his base salary, payable in equal monthly installments over 24 months following termination; (ii) any amounts vested or otherwise owing to him under any plan, policy, practice or program of the Company; and (iii) accrued, unused vacation for the calendar year in which the termination occurs. In addition, upon the execution of a release of claims against the Company and its affiliates, Mr. Sinicropi is entitled to (i) the Pro-rata Bonus and (ii) continued health care insurance for him and his eligible dependents for 24 months.

Mr. Newman's employment agreement may terminate prior to July 5, 2009, on the first to occur of: (i) his death; (ii) his disability (as defined in his agreement); (iii) his termination for cause (as defined in his agreement); and
(iv) 120 days after his written notice of his voluntary resignation, except the Company may waive the 120 days' notice and request his immediate termination, at any time during the notice period, by paying 30 days compensation at his annual base rate. If the Company terminates Mr. Newman's employment agreement for any reason, the Company shall have the option to retain his services as a consultant for up to 12 months at his then-current base salary. If Mr. Newman's employment terminates due to his death, his legal representative will be entitled to an amount equal to his base salary for three months plus any amounts due for past services. If Mr. Newman's employment terminates due to disability, the Company will pay him or his legal representative an amount equal to his base salary for the greater of three months or until he is eligible for long term disability coverage under the Company's long term disability plan, plus any amounts due for past services. The Company is obligated to provide six months' notice of its intent not to renew the agreement.

In March 2007, the Company entered into a letter agreement with Ms. Smith providing that, in the event of (a) the termination of her employment by the Company for any reason except Cause (as defined in the agreement) or (b) the termination of her employment by her for Good Reason (as defined in the agreement), she will be entitled to receive (i) base salary through her termination date; (ii) an amount equal to one years' base salary, payable in 12 monthly installments; (iii) continuation of health care insurance for a period of 12 months; (iv) accrued, unused vacation pay through the date of termination; and (v) any amounts vested or otherwise owing to her under any plan, policy, practice or program of the Company.

Each executive is subject to customary non-competition, non-solicitation and confidentiality provisions.

                 EXECUTIVE BENEFITS AND PAYMENTS UPON SEPARATION

                                                                           Involuntary
                                                                             Without         For
                                  Voluntary     Change in       Normal      For Cause       Cause
           Executive             Termination     Control      Retirement   Termination   Termination      Death       Disability
               and                    on            on            on            on            on            on            on
            Benefits               12/31/06      12/31/06      12/31/06      12/31/06      12/31/06      12/31/06      12/31/06
                                 -----------    ----------    ----------   -----------   -----------    ----------    ----------
Charles J. Hinkaty
   Severance                              --            --            --    $1,249,248            --    $  208,208    $  416,616
   Exchange Options (1)                   --            --            --            --            --            --            --
   Override Units (2)                     --            --            --            --            --            --            --
   Retirement Plans               $  588,081    $  588,081    $  588,081    $  588,081    $  588,081    $  588,081    $  588,081
   Health and Welfare Benefits            --    $   61,341            --    $   61,341            --            --            --
   Accrued Vacation Pay           $   92,893    $   92,893    $   92,893    $   92,893    $   92,893    $   92,893    $   92,893
   Annual Incentive                       --    $  408,660            --    $  408,660            --    $  408,660    $  408,660

Harvey P. Alstodt
   Severance                              --            --            --    $1,249,248            --    $  208,208    $  416,616
   Exchange Options (1)                   --            --            --            --            --            --            --
   Override Units (2)                     --            --            --            --            --            --            --
   Retirement Plans               $1,043,318    $1,043,318    $1,043,318    $1,043,318    $1,043,318    $1,043,318    $1,043,318
   Health and Welfare Benefits            --    $   47,408            --    $   47,408            --            --            --
   Accrued Vacation Pay           $   53,654    $   53,654    $   53,654    $   53,654    $   53,654    $   53,654    $   53,654
   Annual Incentive                       --    $  408,660            --    $  408,660            --    $  408,660    $  408,660

Joseph Sinicropi
   Severance                              --            --            --    $  650,000            --            --            --
   Override Units (2)                     --            --            --            --            --            --            --
   Retirement Plans                       --            --            --            --            --            --            --
   Health and Welfare Benefits            --    $   40,894            --    $   40,894            --            --            --
   Accrued Vacation Pay                   --            --            --            --            --            --            --
   Annual Incentive                       --    $  239,210            --    $  239,210            --    $  239,210    $  239,210

Cary C. Newman
   Severance                              --            --            --    $  687,500            --    $   68,750    $  137,500
   Override Units (2)                     --            --            --            --            --            --            --
   Retirement Plans                       --            --            --            --            --            --            --
   Health and Welfare Benefits            --            --            --            --            --            --            --
   Accrued Vacation Pay                   --            --            --            --            --            --            --
   Annual Incentive                       --    $  202,408            --    $  202,408            --            --            --

Shawn Smith
   Severance                              --            --            --            --            --            --            --
   Stock Options (3)                      --            --            --            --            --            --            --
   Retirement Plans                       --            --            --            --            --            --            --
   Health and Welfare Benefits            --            --            --            --            --            --            --
   Accrued Vacation Pay           $   13,750    $   13,750    $   13,750    $   13,750    $   13,750    $   13,750    $   13,750
   Annual Incentive                       --    $  108,156            --    $  108,156            --            --            --

(1) For a description of the Exchange Options, please refer to the "CD&A - Elements of the Compensation Program - Exchange Options."
(2) For a description of the Override Units, please refer to the "CD&A - Elements of The Compensation Program - Override Units."
(3) For a description of the Stock Options, please refer to the "CD&A - Elements of The Compensation Program - Option Incentive Plan."

Item 12 - Security Ownership of Certain Beneficial Owners and Management

DLI Holding Corp. owns, through DLI Holding II Corp., 100% of the Company's equity interests. The following table sets forth certain information as of April 30, 2007 with respect to the beneficial ownership of DLI Holding Corp.'s equity securities by: (1) each person or entity who owns of record or beneficially 5% or more of any class of DLI Holding Corp.'s voting securities; (2) each of the Company's named executive officers and directors; and (3) all of the Company's directors and named executive officers as a group. To the Company's knowledge, each stockholder will have sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Unless otherwise indicated in a footnote, the business address of each person is the Company's corporate address.

                                                                     SHARES BENEFICIALLY OWNED
                                                                  -------------------------------
                                                                     NUMBER OF
                                                                     SHARES OF        PERCENTAGE
NAME                                                              COMMON STOCK(1)     OF CLASS(2)
---------------------------------------------------------------   ---------------     -----------
Principal Shareholder:

        DLI Holding LLC(3) ....................................      4,224,515           99.99%

                Kelso Investment Associates VII, L.P.(3)(4) ...      4,160,904            98.5%

                KEP VI, LLC(3)(4) .............................      4,160,904            98.5%

Named Executive Officers and Directors:

        Charles J. Hinkaty(5)(6)(10) ..........................        135,004             3.1%

        Harvey P. Alstodt(5)(7)(10) ...........................         29,945               *

        Joseph Sinicropi(10) ..................................              0               0

        Cary C. Newman(10) ....................................              0               0

        Shawn Smith(8) ........................................            500               *

        Church M. Moore(3)(5)(9) ..............................              0               0

        Philip E. Berney(3)(4)(5) .............................      4,160,904            98.5%

Executive Officers and Directors as a group (7 persons)(11) ...      4,326,353            98.6%

*     Less than one percent.
(1) The number of shares includes shares of common stock subject to options exercisable within 60 days of April 30, 2007.
(2) Shares subject to options exercisable within 60 days of April 30, 2007 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.
(3) The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, NY 10022.
(4) Includes shares of common stock held by: (i) Kelso Investment Associates VII, L.P., a Delaware limited partnership, or KIA VII, and (ii) KEP VI, LLC, a Delaware limited liability company, or KEP VI. KIA VII and KEP VI may be deemed to share beneficial ownership of shares of common stock owned of record by DLI Holding LLC, by virtue of their ownership interests in DLI Holding LLC. KIA VII and KEP VI, due to their common control, could be deemed to beneficially own each of the other's shares. Each of KIA VII and KEP VI disclaim such beneficial ownership. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors may be deemed to share beneficial ownership of shares of common stock owned of record by DLI Holding LLC, by virtue of their status as managing members of KEP VI and of Kelso GP VII, LLC, a Delaware limited liability company, the principal business of which is serving as the general partner of Kelso GP VII, L.P., a Delaware limited partnership, the principal business of which is serving as the general partner of KIA VII. Each of Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors share investment and voting power with respect to the ownership interests owned by KIA VII and KEP VI but disclaim beneficial ownership of such interests.
(5)   Members of DLI Holding Corp.'s board of directors.
(6) Includes 135,004 shares of common stock issuable pursuant to options that are currently exercisable.
(7) Includes 29,945 shares of common stock issuable pursuant to options that are currently exercisable.
(8) Includes 500 shares of common stock issuable pursuant to options that are currently exercisable.
(9) Mr. Moore may be deemed to share beneficial ownership of shares of common stock owned of record by DLI Holding LLC, by virtue of his status as a non-managing member of KEP VI and a limited partner of Kelso GP VII, L.P., the principal business of which is serving as the general partner of KIA
      VII. Mr. Moore disclaims beneficial ownership of such interests.

(10) Each of Messrs. Hinkaty, Alstodt, Sinicropi and Newman has made an investment in DLI Holding LLC and, as a result, each owns 611 common interests in the LLC. These ownership interests give Messrs. Hinkaty, Alstodt, Sinicropi and Newman certain indirect economic rights with respect to DLI Holding Corp. common stock, including an entitlement in certain circumstances to a liquidating distribution of approximately 0.05% of the outstanding shares of such stock in the aggregate.
(11) Includes shares of common stock the beneficial ownership of which Mr. Berney may be deemed to share, as described in note 4 above.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

STOCKHOLDERS ARRANGEMENTS

STOCKHOLDERS AGREEMENT

The Company is a direct wholly-owned subsidiary of DLI Holding II Corp. and an indirect wholly-owned subsidiary of DLI Holding Corp. On January 27, 2005, DLI Holding Corp. entered into a stockholders agreement with DLI Holding LLC, which currently owns 99.99% of DLI Holding Corp.'s issued and outstanding common stock, and the continuing investors who currently hold options to purchase common stock of DLI Holding Corp. The board of directors of DLI Holding Corp. consists of five directors. Pursuant to the stockholders agreement, DLI Holding LLC has the right to designate all of the directors.

The stockholders agreement generally restricts the transfer of shares of common stock owned by the continuing investors and any of the Company's employees who at the closing of the Merger were or who thereafter will become parties to the agreement. Exceptions to this restriction include transfers in connection with a registered offering, certain transfers for estate planning purposes, certain pledges and certain involuntary transfers in connection with a default, foreclosure, forfeiture, divorce, court order or otherwise than by a voluntary decision of the continuing investor or employee (so long as DLI Holding Corp. has been given the opportunity to purchase the common stock subject to such involuntary transfer). The stockholders agreement also generally restricts the transfer of shares of common stock owned by DLI Holding LLC. Exceptions to this restriction include transfers in connection with a registered offering, certain transfers to affiliates of DLI Holding LLC, transfers to the continuing investors or any of the Company's employees who may become members of DLI Holding LLC in connection with distributions provided for pursuant to the limited liability company agreement for DLI Holding LLC, or the DLI Holding LLC agreement, and certain involuntary transfers by DLI Holding LLC similar to those described above.

In addition, the parties to the stockholders agreement have "tag-along" rights to sell their shares on a pro rata basis with DLI Holding LLC in significant sales to third parties. Similarly, DLI Holding LLC has "drag-along" rights to cause the other parties to the stockholders agreement to sell their shares on a pro rata basis with DLI Holding LLC in significant sales to third parties. The continuing investors and the Company's other employees who are parties to the stockholders agreement are subject to "put" and "call" rights, which entitle these persons to require DLI Holding Corp. to purchase their shares, and which entitle DLI Holding Corp. to require these persons to sell their shares to DLI Holding Corp., upon certain terminations of the stockholder's employment with DLI Holding Corp., at differing prices, depending upon the circumstances of the termination.

On February 15, 2007, DLI Holding Corp. and DLI Holding LLC entered into an Equity Settlement Agreement (the "Equity Settlement Agreement") with William McMenemy, a director and former officer of the Company. Pursuant to the Equity Settlement Agreement, DLI Holding Corp. agreed to pay Mr. McMenemy a total of $2.0 million to repurchase (i) 571.42 shares of the common stock of DLI Holding Corp. (the "Shares") and (ii) options to purchase 134,821 shares of the common stock of DLI Holding Corp. ("the Options"). The payment was funded by the Company. Also in connection with this transaction, Mr. McMenemy agreed to forfeit the 5,454.42 operating units he held in DLI Holding LLC. The Shares were repurchased pursuant to the terms of the Transition Arrangements Agreement, dated as of August 15, 2005, among Mr. McMenemy, DLI Holding Corp. and DLI Holding LLC. The Options were repurchased pursuant to the Rollover Stock Option Agreement, dated as of January 27, 2005, between DLI Holding Corp. and Mr. McMenemy. The Shares, the Options, and the operating units in DLI Holding LLC constituted Mr. McMenemy's entire equity interest in the Company and its affiliates.

Effective February 15, 2007, Mr. McMenemy resigned from the Board of Directors of the Company, pursuant to the Equity Settlement Agreement.

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

EXCHANGE AGREEMENTS

On January 27, 2005, each of the continuing investors entered into a separate exchange agreement with DLI Holding Corp. under which he exchanged, effective as of the closing of the Merger, options to purchase common stock of Del Laboratories, Inc. having an aggregate spread value of approximately $4.5 million for options to purchase DLI Holding Corp. common stock with an equivalent spread value. As a result of these exchange agreements, the continuing investors held options to purchase DLI Holding Corp. stock representing in the aggregate approximately 6.6% of the diluted equity of DLI Holding Corp. immediately after the Merger. Mr. McMenemy also received a distribution of shares of DLI Holding Corp. in connection with his resignation representing, in the aggregate, approximately 0.01% of the diluted equity of DLI Holding Corp. In addition, the continuing investors, excluding Mr. McMenemy (see Stockholders Agreement above), own, through their common interests in DLI Holding LLC, common stock of DLI Holding Corp. representing, in the aggregate, less than 0.1% of the fully diluted equity of DLI Holding Corp.

FINANCIAL ADVISORY AGREEMENT

In connection with the Merger, DLI Holding Corp. paid to Kelso a one-time fee of $3.2 million for investment banking services. In addition, DLI Holding Corp. entered into a financial advisory agreement with Kelso for services to be provided by Kelso to the Company in return for financial advisory fees to be paid quarterly in advance to Kelso by DLI Holding Corp. The aggregate annual amount of the advisory fee payable to Kelso is $1.2 million. Kelso has agreed to receive approximately $1.8 million ($0.6 million relating to 2005 and $1.2 million relating to 2006) of such advisory fees at a later date to be determined between Kelso and the Company. The financial advisory agreement provides that DLI Holding Corp. indemnify Kelso and certain of Kelso's officers, directors, affiliates' respective partners, employees, agents and control persons (as such term is used in the Securities Act and the rules and regulations thereunder) in connection with the Merger, Kelso's investment in DLI Holding Corp., Kelso's control of DLI Holding Corp. or any of its subsidiaries (including Del) and the services rendered to DLI Holding Corp. under the financial advisory agreement. It also provides that DLI Holding Corp. reimburse Kelso's expenses incurred in connection with the Merger, including with respect to the financing of the Merger, and with respect to services to be provided to DLI Holding Corp. on a going-forward basis. The financial advisory agreement also provides for the payment of certain fees by DLI Holding Corp. to Kelso in connection with future investment banking services and for the reimbursement by DLI Holding Corp. of expenses incurred by Kelso in connection with such services.

RELATED PERSON TRANSACTION POLICIES

The Company does not currently have any formal documented policies or procedures for the review, approval or ratification of any related person transaction required to be reported in its filings with the Securities and Exchange Commission.

DIRECTOR INDEPENDENCE

The Company's securities are not listed on any national securities or electronic exchange and therefore is not subject to the requirements of the New York Stock Exchange ("NYSE"), Nasdaq Stock Market or any other national exchange in regards to director independence. None of the members of the Company's board of directors or members of the Company's audit or compensation committees are considered independent according to the requirements of independence of the NYSE or Nasdaq Stock Market.

Item 14 - Principal Accountant Fees and Services

KPMG LLP, is the Company's independent registered public accounting firm and has served in such capacity since 1968. The Audit Committee of the Board of Directors has appointed KPMG LLP for the current fiscal year.

The aggregate fees billed for professional services by KPMG LLP in 2006 and 2005 were:

           Type of Fees:                     2006                 2005
                                             ----                 ----

      Audit Fees (1)                      $1,053,000           $1,270,000
      Audit-Related Fees (2)                 108,000              672,500
      Tax Fees (3)                            44,275              160,700
                                          ----------           ----------
      Total                               $1,205,275           $2,103,200
                                          ===========          ==========

(1) Audit fees consisted of professional services rendered for the audit of the Company's annual consolidated financial statements included in the Company's Form 10-K, the quarterly reviews of the Company's consolidated financial statements included in the Company's Form 10-Q's, and in 2005, preparation of SOX 404 requirements.

(2) Audit-related fees consisted of professional services rendered in connection with the Company's 144A debt offerings, Form S-4 filings, services rendered in connection with the acquisition, and the issuance of a comfort letter and consent. Audit related fees also include fees for the audit of the financial statements of the Company's ESOP, two pension plans and 401(k) plan.

(3) Tax fees consisted principally of professional services rendered in connection with tax compliance and reporting.

The 2006 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company's independent auditors.

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

Audit Committee Report

The Audit Committee reviewed the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee has reviewed and discussed the Company's audited consolidated financial statements with management, which has primary responsibility for the financial statements. KPMG LLP, the Company's independent registered public accounting firm is responsible for expressing an opinion on the conformity of the Company's audited consolidated financial statements with accounting principles generally accepted in the United States of America. The Audit Committee has discussed with KPMG LLP the matters that are required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committee). KPMG LLP has provided to the Audit Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with KPMG LLP that firm's independence. The Committee also considered whether KPMG's provision of non-audit services to the Company is compatible with KPMG's independence.

Based on the consideration referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for 2006. The foregoing report is provided by the following directors, who constitute the Audit Committee.

                        Church M. Moore, Chair
                        Philip E. Berney
                        Charles J. Hinkaty

Part IV

Item 15 - Exhibits, Financial Statement Schedules

a) Documents filed as part of this report:

      (1) and (2) See Consolidated Financial Statements and Schedule included herein.

      (3) Exhibit Index.

                                      INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   ----------------------------------------------------------------------
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

  3.5 Certificate of Incorporation of 565 Broad Hollow Realty Corp., as amended. Filed as Exhibit 3.9 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

  3.6     Amended and Restated By-Laws of 565 Broad Hollow Realty Corp. Filed as
          Exhibit 3.10 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

  3.7 Certificate of Incorporation of Del Professional Products, Inc. Filed as Exhibit 3.11 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

  3.8 By-Laws of Del Professional Products, Inc. Filed as Exhibit 3.12 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

EXHIBIT
NUMBER    DESCRIPTION
-------   ----------------------------------------------------------------------
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

  4.4 Form of Senior Secured Floating Rate Notes due 2011 of Del Laboratories, Inc. (included in Exhibit 4.3 hereto).

  4.5 Indenture, dated as of January 27, 2005, by and among DLI Acquisition Corp., which merged with and into Del Laboratories, Inc. with Del Laboratories, Inc. continuing as the surviving corporation, Del Pharmaceuticals, Inc., Del Professional Products, Inc., Royce & Rader, Inc., 565 Broad Hollow Realty Corp. and Parfums Schiaparelli, Inc. and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit
          4.4 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

  4.6 Supplemental Indenture, dated as of January 27, 2005, by and among Del Laboratories, Inc., Del Pharmaceuticals, Inc., Del Professional Products, Inc., Royce & Rader, Inc., 565 Broad Hollow Realty Corp. and Parfums Schiaparelli, Inc. and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.5 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

  4.7 Form of 8.00% Senior Subordinated Notes due 2012 of Del Laboratories, Inc., as successor by merger to DLI Acquisition Corp. (included in Exhibit 4.5 hereto). Filed as Exhibit 4.8 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

  4.8 Second Amendment to Credit Agreement dated as of November 29, 2006 among DLI Holding II Corp., Del Laboratories, Inc., as borrower and JPMorgan Chase Bank, N.A. as administrative agent and lender.

  4.9 Waiver and Consent dated March 31, 2007 among DLI Holding II Corp., Del Laboratories, Inc., as borrower and JPMorgan Chase Bank, N.A. as administrative agent and lender. Filed as Exhibit 4.1 to Del Laboratories, Inc.'s Current Report on Form 8-K filed April 2, 2007 (Commission File No. 001-05439) and incorporated herein by reference.

EXHIBIT
NUMBER    DESCRIPTION
-------   ----------------------------------------------------------------------
  10.1 Financial Advisory Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Kelso & Company, L.P. Filed as Exhibit
          10.1 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

  10.2 Employment Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and William McMenemy. Filed as Exhibit 10.2 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

  10.3 Transition Arrangement by and among DLI Holding Corp., DLI Holding LLC and William McMenemy dated August 15, 2005. Filed as Exhibit 10.1 to Del Laboratories, Inc.'s Current Report on Form 8-K filed August 19, 2005 (Commission File No. 001-05439) and incorporated herein by reference.*

  10.4 Employment Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Charles J. Hinkaty. Filed as Exhibit 10.3 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

  10.5 Amendment No. 1 to Employment Agreement between Charles J. Hinkaty and DLI Holding Corp., effective August 19, 2005. Filed as Exhibit 10.2 to Del Laboratories, Inc.'s Current Report on Form 8- K filed August 19, 2005 (Commission File No. 001-05439) and incorporated herein by reference.*

  10.6 Employment Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Harvey P. Alstodt. Filed as Exhibit 10.4 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

  10.7 Employment Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Enzo J. Vialardi. Filed as Exhibit 10.5 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

  10.8 Stockholders Agreement, dated as of January 27, 2005, by and among DLI Holding Corp., DLI Holding LLC, William McMenemy, Charles J. Hinkaty and Harvey P. Alstodt. Filed as Exhibit 10.6 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.

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

EXHIBIT
NUMBER    DESCRIPTION
-------   ----------------------------------------------------------------------
  10.16 Rollover Stock Option Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Charles J. Hinkaty. Filed as Exhibit 10.14 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

  10.17 Rollover Stock Option Agreement, dated as of January 27, 2005, by and among DLI Holding Corp. and Harvey P. Alstodt. Filed as Exhibit 10.15 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

  10.18 Letter of Understanding, dated as of November 10, 2004, by and among DLI Holding Corp., Del Laboratories, Inc. and Dan K. Wassong. Filed as
          Exhibit 10.16 to Del Laboratories, Inc.'s Registration Statement on Form S-4 filed April 27, 2005 (Commission File No. 333-124360) and incorporated herein by reference.*

  10.19 Employee Pension Plan, effective January 1, 1997 (amended and restated). Filed as Exhibit 10.1 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2002 (Commission File No. 001-05439) and incorporated herein by reference.*

  10.20 Amendment No. 1 to Employee Pension Plan. Filed as Exhibit 10.2 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2003 (Commission File No. 001-05439) and incorporated herein by reference.*

  10.21 Amendment No. 2 to Employee Pension Plan. Filed as Exhibit 10.3 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 12, 2004 (Commission File No. 001-05439) and incorporated herein by reference.*

  10.22 Employee Stock Ownership Plan, effective January 1, 1997 (amended and restated). Filed as Exhibit 10.2 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2002 (Commission File No. 001-05439) and incorporated herein by reference.*

  10.23   Amendment No. 1 to Employee Stock Ownership Plan. Filed as Exhibit
          10.4 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2003 (Commission File No. 001-05439) and incorporated herein by reference.*

  10.24   Amendment No. 2 to Employee Stock Ownership Plan. Filed as Exhibit
          10.6 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 12, 2004 (Commission File No. 001-05439) and incorporated herein by reference.*

  10.25   Amendment No. 3 to Employee Stock Ownership Plan. Filed as Exhibit
          10.7 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 12, 2004 (Commission File No. 001-05439) and incorporated herein by reference.*

  10.26   401(k) Plan effective January 1, 1997 (amended and restated). Filed as
          Exhibit 10.3 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed March 28, 2002 (Commission File No. 001-05439) and incorporated herein by reference.

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

EXHIBIT
NUMBER    DESCRIPTION
-------   ----------------------------------------------------------------------
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

EXHIBIT
NUMBER    DESCRIPTION
-------   ----------------------------------------------------------------------
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

  10.44 Amendment to Employment Agreement with Cary Newman, dated as of December 28, 2006*.

  10.45 Letter Agreement Regarding Employment with Shawn Smith, dated as of March 13, 2007*.

  12.1    Computation of Ratio of Earnings to Fixed Charges.

  14.1    Code of Ethics.

  21.1    List of subsidiaries.

  31.1    Certification of Chief Executive Officer.

  31.2    Certification of Chief Financial Officer.

  32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

  32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL LABORATORIES, INC.
(Registrant)

By  /s/ Charles J. Hinkaty                                        April 30, 2007
    ---------------------------------------------------------
    Charles J. Hinkaty, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

By  /s/ Charles J. Hinkaty                                        April 30, 2007
    ---------------------------------------------------------
    Charles J. Hinkaty, President and
    Chief Executive Officer (Principal Executive Officer), Director

By  /s/ Harvey P. Alstodt                                         April 30, 2007
    ---------------------------------------------------------
    Harvey P. Alstodt, President Del Cosmetics, Director

By  /s/ Philip E. Berney                                          April 30, 2007
    ---------------------------------------------------------
    Philip E. Berney, Director

By  /s/ Church M. Moore                                           April 30, 2007
    ---------------------------------------------------------
    Church M. Moore, Director

By  /s/ Joseph Sinicropi                                          April 30, 2007
    ---------------------------------------------------------
    Joseph Sinicropi, Executive Vice President,
    Chief Financial Officer (Principal Accounting and Financial Officer)


                            Supplemental Information

No annual report to security holders covering the Company's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm                      F-2

Financial Statements:

      Consolidated Balance Sheets as of December 31, 2006 and 2005
      (restated)                                                             F-3

      Consolidated Statements of Operations for the twelve months ended December 31, 2006 (Successor), eleven months ended
      December 31, 2005 (Successor) (restated), one month ended
      January 31, 2005 (Predecessor) and the twelve months ended
      December 31, 2004 (Predecessor) (restated)                             F-4

      Consolidated Statements of Shareholders' Equity for the twelve months ended December 31, 2006 (Successor), eleven months ended
      December 31, 2005 (Successor) (restated), one month ended
      January 31, 2005 (Predecessor) (restated) and the twelve months
      ended December 31, 2004 (Predecessor) (restated)                       F-5

      Consolidated Statements of Cash Flows for the twelve months ended December 31, 2006 (Successor), eleven months ended
      December 31, 2005 (Successor) (restated), one month ended
      January 31, 2005 (Predecessor) and the twelve months ended
      December 31, 2004 (Predecessor) (restated)                             F-6

      Notes to Consolidated Financial Statements                             F-7

Financial Statement Schedule:

II Valuation and Qualifying Accounts for the twelve months ended December 31, 2006 (Successor), eleven months ended December 31, 2005 (Successor), one month ended January 31, 2005 (Predecessor) and the twelve months ended December 31, 2004 (Predecessor)

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Del Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Del Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005 (Successor Periods), and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2006 (Successor Period), the period from February 1, 2005 to December 31, 2005 (Successor Period), the period from January 1, to January 31, 2005 (Predecessor Period) and the year ended December 31, 2004 (Predecessor Period). In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Laboratories, Inc. and subsidiaries at December 31, 2006 and 2005 (Successor Periods), and the results of their operations and their cash flows for the year ended December 31, 2006 (Successor Period), the period from February 1, 2005 to December 31, 2005 (Successor Period), the period from January 1, to January 31, 2005 (Predecessor Period) and the year ended December 31, 2004 (Predecessor Period), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3, the consolidated balance sheet as of December 31, 2005 (Successor Period) and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from February 1, 2005 to December 31, 2005 (Successor Period), the consolidated statement of shareholders' equity for the period from January 1, to January 31, 2005 (Predecessor Period), the consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2004 (Predecessor Period) and shareholders' equity as of December 31, 2003 (Predecessor Period) have been restated.

As discussed in notes 11 and 5, respectively, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Shared-Based Payment", and SFAS No.151 "Inventory Costs and Amendment of ARB No. 4 Chapter 4" as of January 1, 2006.


/s/ KPMG LLP

Melville, New York
April 30, 2007

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     December 31, 2006 and December 31, 2005
                                 (In thousands)

       ASSETS                                                          2006            2005
                                                                   ------------    ------------
                                                                                     Restated
Current assets:
       Cash and cash equivalents                                   $         42    $      2,602
       Accounts receivable, less allowance for doubtful accounts
         of $2,113 in 2006 and $1,674 in 2005                            61,563          51,692
       Inventories                                                       95,062         122,297
       Deferred income taxes                                             29,995          18,327
       Prepaid expenses and other current assets                          6,409           5,309
                                                                   ------------    ------------
                   Total current assets                                 193,071         200,227
                                                                   ------------    ------------

Property, plant and equipment, net                                       44,647          48,993
Intangibles arising from acquisitions, net                              254,037         259,287
Goodwill                                                                145,318         145,318
Other assets                                                             27,662          30,076
Deferred income taxes                                                    25,039          28,266
                                                                   ------------    ------------

                   Total assets                                    $    689,774    $    712,167
                                                                   ============    ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                           $        165    $        185
       Accounts payable                                                  40,127          35,138
       Accrued liabilities                                               47,647          41,115
                                                                   ------------    ------------
                   Total current liabilities                             87,939          76,438

Long-term debt, less current portion                                    370,239         382,241
Long-term pension liability, less current portion                        19,943          20,447
Deferred liability                                                        1,492           1,062
Deferred income taxes                                                    98,455         102,007
                                                                   ------------    ------------
                   Total liabilities                                    578,068         582,195
                                                                   ------------    ------------

Shareholders' equity:
       Common stock $.01 par value, 1,000 shares authorized
         and issued                                                          --              --
       Additional paid-in capital                                       146,261         145,451
       Accumulated other comprehensive income                               421             365
       Accumulated deficit                                              (34,976)        (15,844)
                                                                   ------------    ------------
                   Total shareholders' equity                           111,706         129,972
                                                                   ------------    ------------

                   Total liabilities and shareholders' equity      $    689,774    $    712,167
                                                                   ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                       SUCCESSOR PERIOD                         PREDECESSOR PERIOD
                                            --------------------------------------    --------------------------------------
                                                Year Ended       February 1, 2005-     January 1, 2005-       Year Ended
                                            December 31, 2006    December 31, 2005     January 31, 2005    December 31, 2004
                                            -----------------    -----------------    -----------------    -----------------
                                                                      Restated                                  Restated
Net sales                                   $         426,896    $         379,358    $          18,206    $         395,174

Cost of goods sold                                    242,378              211,014                9,718              198,425
                                            -----------------    -----------------    -----------------    -----------------

Gross profit                                          184,518              168,344                8,488              196.749

Selling and administrative expenses                   177,258              158,562               11,475              167,078
Severance expenses (note 13)                              632                3,250                   --                   20
Merger expenses (note 1)                                   --                4,711               18,974                1,415
                                            -----------------    -----------------    -----------------    -----------------

    Operating income (loss)                             6,628                1,821             (21,961)               28,236

Other income (expense):
    Gain (loss) on sale of property                        41                  555                   --                 (146)
    Loss on early extinguishment of debt                   --               (6,449)                  --                   --
    Interest expense, net                             (37,132)             (27,661)                (264)              (3,584)
    Other income (expense), net                           313                  531                 (232)                 331
                                            -----------------    -----------------    -----------------    -----------------

Earnings (loss) before income taxes                   (30,150)             (31,203)             (22,457)              24,837
Provision for (benefit from) income taxes             (11,018)             (15,359)             (24,434)              10,159
                                            -----------------    -----------------    -----------------    -----------------
    Net earnings (loss)                     $         (19,132)   $         (15,844)   $           1,977    $          14,678
                                            =================    =================    =================    =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     SUCCESSOR PERIOD AND PREDECESSOR PERIOD
                                 (In thousands)

                                                                                                        Accumulated      Retained
                                                                                         Additional        Other         Earnings
                                                                            Common         Paid-In     Comprehensive   (Accumulated
                                                                             Stock         Capital     Income (Loss)     Deficit)
                                                                         ------------   ------------   ------------    ------------
Predecessor Period:
Balances at December 31, 2003, as previously reported                    $     10,000   $      8,822   $     (2,593)   $     95,309
Restatement adjustment                                                             --             --           (277)        (14,682)
                                                                         ------------   ------------   ------------    ------------
Balances at December 31, 2003, as restated                                     10,000          8,822         (2,870)         80,627
Transactions arising from stock option exercises:
     Income tax benefit                                                            --            716             --              --
     Issuance of treasury stock (131,483 shares)                                   --           (190)            --              --
     Acquisition of treasury stock (84,728 shares)                                 --             --             --              --
Repayment of receivables                                                           --             --             --              --
Net earnings, as restated                                                          --             --             --          14,678
Foreign currency translation adjustment, as restated                               --             --            678              --
Minimum pension liability adjustment, net of tax                                   --             --           (580)             --
   Total comprehensive income, as restated                                         --             --             --              --
                                                                         ------------   ------------   ------------    ------------
Balances at December 31, 2004, as restated                                     10,000          9,348         (2,772)         95,305
                                                                         ------------   ------------   ------------    ------------
Transactions arising from stock option exercises:
     Income tax benefit                                                            --             57             --              --
     Issuance of treasury stock (12,294 shares)                                    --              3             --              --
     Acquisition of treasury stock (9,399 shares)                                  --             --             --              --
Net earnings                                                                       --             --             --           1,977
Foreign currency translation adjustment                                            --             --           (347)             --
   Total comprehensive income                                                      --             --             --              --
                                                                         ------------   ------------   ------------    ------------
Balances at January 31, 2005, as restated                                      10,000          9,408         (3,119)         97,282
                                                                         ------------   ------------   ------------    ------------

Successor Period:
Elimination of predecessor period balances, as restated                       (10,000)        (9,408)         3,119         (97,282)
Issuance of shares and acquisition of Del Laboratories, Inc.                       --        145,140             --              --
Stock based compensation expense, as restated                                      --            311             --              --
Net loss, as restated                                                              --             --             --         (15,844)
Foreign currency translation adjustment, as restated                               --             --            621              --
Minimum pension liability adjustment, net of tax, as restated                      --             --           (256)             --
   Total comprehensive (loss), as restated                                         --             --             --              --
                                                                         ------------   ------------   ------------    ------------
 Balances at December 31, 2005, as restated                                        --        145,451            365         (15,844)
                                                                         ------------   ------------   ------------    ------------
Stock based compensation expense                                                   --            770             --              --
Contributed capital                                                                --             40             --              --
Net loss                                                                           --             --             --         (19,132)
Foreign currency translation adjustment                                            --             --            (18)             --
Minimum pension liability adjustment, net of tax                                   --             --             72              --
Change in fair value of interest rate Collar, net of tax                           --             --              2              --
   Total comprehensive (loss)                                                      --             --             --              --
                                                                         ------------   ------------   ------------    ------------
 Balances at December 31, 2006                                           $         --   $    146,261   $        421    $    (34,976)
                                                                         ============   ============   ============    ============

                                                                                          Receivables
                                                                                           For Stock
                                                                           Treasury         Options      Shareholders'
                                                                             Stock         Exercised        Equity
                                                                         ------------    ------------    ------------
Predecessor Period:
Balances at December 31, 2003, as previously reported                    $     (5,325)   $       (642)   $    105,571
Restatement adjustment                                                             --              --         (14,959)
                                                                         ------------    ------------    ------------
Balances at December 31, 2003, as restated                                     (5,325)           (642)         90,612
Transactions arising from stock option exercises:
     Income tax benefit                                                            --              --             716
     Issuance of treasury stock (131,483 shares)                                2,594              --           2,404
     Acquisition of treasury stock (84,728 shares)                             (2,722)             --          (2,722)
Repayment of receivables                                                           --             140             140
Net earnings, as restated                                                          --              --              --
Foreign currency translation adjustment, as restated                               --              --              --
Minimum pension liability adjustment, net of tax                                   --              --              --
   Total comprehensive income, as restated                                         --              --          14,776
                                                                         ------------    ------------    ------------
Balances at December 31, 2004, as restated                                     (5,453)           (502)        105,926
                                                                         ------------    ------------    ------------
Transactions arising from stock option exercises:
     Income tax benefit                                                            --              --              57
     Issuance of treasury stock (12,294 shares)                                   276              --             279
     Acquisition of treasury stock (9,399 shares)                                (325)             --            (325)
Net loss, as restated                                                              --              --              --
Foreign currency translation adjustment, as restated                               --              --              --
   Total comprehensive income, as restated                                         --              --           1,630
                                                                         ------------    ------------    ------------
Balances at January 31, 2005, as restated                                      (5,502)           (502)        107,567
                                                                         ------------    ------------    ------------

Successor Period:
Elimination of predecessor period balances, as restated                         5,502             502        (107,567)
Issuance of shares and acquisition of Del Laboratories, Inc.                       --              --         145,140
Stock based compensation expense, as restated                                      --              --             311
Net loss, as restated                                                              --              --              --
Foreign currency translation adjustment, as restated                               --              --              --
Minimum pension liability adjustment, net of tax, as restated                      --              --              --
   Total comprehensive (loss), as restated                                         --              --         (15,479)
                                                                         ------------    ------------    ------------
 Balances at December 31, 2005, as restated                                        --              --         129,972
                                                                         ------------    ------------    ------------
Stock based compensation expense                                                   --              --             770
Contributed capital                                                                --              --              40
Net loss                                                                           --              --              --
Foreign currency translation adjustment                                            --              --              --
Minimum pension liability adjustment, net of tax                                   --              --              --
Change in fair value of interest rate Collar, net of tax                           --              --              --
   Total comprehensive (loss)                                                      --              --         (19,076)
                                                                         ------------    ------------    ------------
 Balances at December 31, 2006                                           $         --    $         --    $    111,706
                                                                         ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             SUCCESSOR PERIOD                         PREDECESSOR PERIOD
                                                  --------------------------------------    --------------------------------------
                                                      Year Ended       February 1, 2005-     January 1, 2005-       Year Ended
                                                  December 31, 2006    December 31, 2005     January 31, 2005    December 31, 2004
                                                  -----------------    -----------------    -----------------    -----------------
                                                                            Restated                                  Restated
Cash flows from operating activities:
Net earnings (loss)                               $         (19,132)   $         (15,844)   $           1,977    $          14,678
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used in)
 operating activities:
Depreciation and amortization                                15,666               11,778                  748                8,502
Amortization of display fixtures                             10,427                8,439                  764                8,970
Amortization of inventory fair
 value adjustment                                                --                8,083                   --                   --
Amortization of deferred financing fees
 and original issue discount                                  2,747                2,269                   20                  184
Non-cash stock compensation                                     770                  311                   --                   --
Deferred income taxes                                       (12,062)             (16,939)             (13,030)               2,591
Provision for excess and slow moving inventory               35,665               13,315                   17                6,516
Provision for (recovery on) doubtful accounts                   435                 (128)                  26                   53
Tax benefit on stock options exercised                           --                   --                   57                  716
Loss (gain) on sale of property                                 (41)                (562)                  --                  146
Loss on early extinguishment of debt                             --                6,449                   --                   --
Other non-cash operating items                                  191                 (506)                 219                 (484)
Changes in operating assets and liabilities:
      Accounts receivable                                   (10,319)              (4,547)               5,973               (2,215)
      Inventories                                            (8,400)             (17,869)              (6,080)             (24,320)
      Prepaid expenses and other current assets              (1,481)              (1,356)                (379)                (958)
      Other assets                                           (9,885)              (8,954)              (1,686)              (9,811)
      Accounts payable                                        5,002              (15,861)                 405                6,480
      Accrued liabilities                                     8,480               (8,165)              21,720               (3,769)
      Deferred liability                                        430                1,062                1,367                   71
      Pension liability (net)                                (1,556)                 333                 (330)                 305
      Income taxes receivable / payable                         362               10,246              (11,598)                (446)
                                                  -----------------    -----------------    -----------------    -----------------

        Net cash provided by (used in)
         operating activities                                17,299              (28,446)                 190                7,209
                                                  -----------------    -----------------    -----------------    -----------------

Cash flows provided by (used in) investing
 activities:
      Net proceeds from sales of property                       707                  575                   --                4,816
      Intangible assets acquired                                 --                   --                   --                   (5)
      Property, plant and equipment additions                (7,447)              (6,327)                (797)              (9,525)
      Purchase of Del Laboratories, Inc.                         --             (377,233)                  --                   --
                                                  -----------------    -----------------    -----------------    -----------------

        Net cash used in investing activities                (6,740)            (382,985)                (797)              (4,714)
                                                  -----------------    -----------------    -----------------    -----------------

Cash flows provided by (used in) financing
 activities:
      Principal borrowings (payments) under
       revolving credit agreement, net                      (12,000)              22,000                 (800)                  --
      Principal payments under mortgages                        (57)                 (53)                 (23)                (381)
      Principal repayments under term loan                       --               (1,500)                  --                   --
      Repayment of existing debt in connection
       with Merger                                               --              (69,316)                  --                   --
      Issuance of senior subordinated notes                      --              173,845                   --                   --
      Issuance of senior secured notes                           --              185,000                   --                   --
      Issuance of term loan                                      --              200,000                   --                   --
      Repayment of term loan                                     --             (198,500)                  --                   --
      Payment of deferred financing and other
       Merger related fees                                       --              (30,575)                  --                   --
      Payment of deferred financing fees                     (1,036)              (7,237)                  --                   --
      Contributed capital                                        40              138,200                   --                   --
      Payment of capital lease obligations                     (100)                (120)                  --                 (112)
      Proceeds from the exercise of stock
       options                                                   --                   --                   12                  364
      Acquisition of treasury stock                              --                   --                  (57)                (683)
                                                  -----------------    -----------------    -----------------    -----------------

          Net cash provided by (used in)
           financing activities                             (13,153)             411,744                 (868)                (812)
                                                  -----------------    -----------------    -----------------    -----------------

Effect of exchange rate changes on cash                          34                  (88)                 (21)                  77
                                                  -----------------    -----------------    -----------------    -----------------

Net increase (decrease) in cash and
 cash equivalents                                            (2,560)                 225               (1,496)               1,760

Cash and cash equivalents at beginning
 of period                                                    2,602                2,377                3,873                2,113
                                                  -----------------    -----------------    -----------------    -----------------

Cash and cash equivalents at end of period        $              42    $           2,602    $           2,377    $           3,873
                                                  =================    =================    =================    =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

(1) Organization and Other Matters

On January 27, 2005, DLI Acquisition Corp ("Sub"), a Delaware corporation and an affiliate of Kelso & Company ("Kelso"), was merged (the "Merger") with and into Del Laboratories, Inc., a Delaware corporation ("Del" ), pursuant to an Agreement and Plan of Merger, dated July 1, 2004 (the "Merger Agreement"), by and among Sub, Del and DLI Holding Corp., a Delaware corporation. Following the Merger, Del ceased to be a publicly traded company and is now a wholly-owned subsidiary of DLI Holding II Corp., a Delaware corporation which, in turn, is owned by DLI Holding Corp. and is an indirect, wholly-owned subsidiary of DLI Holding LLC, a Delaware limited liability company affiliated with Kelso ("DLI LLC"). In connection with the Merger, Del issued 1,000 shares with a $.01 par value. Following the completion of the Merger, affiliates of Kelso have the right to designate, directly or indirectly, the board of directors of each of DLI LLC, DLI Holding Corp., DLI Holding II Corp. and Del.

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

Pursuant to separate exchange agreements dated January 27, 2005 (the "Exchange Agreements"), the Continuing Investors elected to exchange, immediately prior to the effective time of the Merger, fully-vested options to purchase Del common stock for options to purchase DLI Holding Corp. common stock, constituting approximately 6.6% of the diluted share capital of DLI Holding Corp. immediately after the Merger. The estimated fair value of these exchange options was included in the calculation of the aggregate purchase price.

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

Immediately prior to the Merger, Sub also entered into a credit facility providing for aggregate maximum borrowings of $250,000 consisting of a term loan facility in an aggregate principal amount of $200,000 (all of which amount was drawn in connection with the Merger,) and a revolving credit facility, providing for up to $50,000 of revolving loans outstanding at any time. The obligations under the credit agreement were assumed by Del upon the consummation of the Merger. Del repaid all borrowings under the agreement and the agreement was terminated in October 2005.

See Note 9 for information regarding the refinancing transaction completed on October 28, 2005.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Pursuant to the Merger, all of the Company's outstanding common stock was acquired for $35 per share. The aggregate purchase price paid for all of the Company's outstanding common stock including options exchanged and transaction costs was approximately $416,686, comprised of $377,233 for the acquisition of the outstanding shares and options exercised, $6,940 representing the fair value of the options exchanged, $18,500 in severance payments, $957 of prepayment penalties and $13,056 of transaction related costs. The acquisition, as described above, has been accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                                                       Restated
                                                       --------
              Current assets                          $  221,892
              Property, plant and equipment               49,362
              Intangibles arising from acquisitions      264,100
              Goodwill                                   145,318
              Other assets                                31,577
              Deferred income taxes                       22,289
                                                      ----------

                 Total assets acquired                   734,538
                                                      ----------

              Current liabilities                         84,762
              Long-term pension liability                 22,143
              Deferred income taxes                      109,272
              Long-term debt                             373,221
                                                      ----------

                 Total liabilities assumed               589,398
                                                      ----------

                 Net assets acquired                  $  145,140
                                                      ==========

Current assets include inventories at a fair value of $124,959 which represents an increase of $8,083 over the acquired book value.

The components of the increase to the fair value of inventory over the acquired book value were as follows:

                   Work in process                  $1,538
                   Finished goods                    6,545
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

Property, plant and equipment at an original fair value of $49,362 represented an increase of $2,622 over the acquired book value. Of the increase, $3,902 was applicable to land and buildings and $1,280 represented a decrease to machinery and equipment.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Intangible assets of $264,100 include $159,100 related to trade names of the Company's various product lines and $105,000 related to customer relationships. In addition, a deferred tax liability of $99,096, which is due principally to the recognition of the intangible asset of $264,100, was recorded with a corresponding increase to goodwill. These fair values were based on assistance received from a valuation specialist. The valuations are based on information that was available as of the acquisition date and expectations and assumptions that have been deemed reasonable by management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual results may vary from the projected results. The trade names are an indefinite-lived intangible asset which is not subject to amortization, but does require impairment evaluation during each annual reporting period to determine whether events and circumstances continue to support its value and indefinite useful life. The customer relationships are being amortized over a 20 year life.

The Merger was completed on January 27, 2005. Since the actual results between the period January 28, 2005 and January 31, 2005 were not material to the Successor Period for the quarter or the annual results, the Company has utilized January 31, 2005 as the acquisition date.

As a result of the acquisition, the capital structure of and the basis of accounting under the "purchase" method for the Company differs from those of the Company prior to the acquisition. Financial data of the Company for all reporting periods subsequent to January 31, 2005 (Successor Period) reflect the acquisition under the purchase method of accounting. Therefore, the Company's Successor Period financial data generally will not be comparable to the Company's Predecessor financial data. As a result of the acquisition, the consolidated statements of operation for the Successor Period include interest expense and amortization expense related to debt issuance costs related to acquisition indebtedness, original issue discount amortization and management fees that did not exist prior to the acquisition. Also, as a result of purchase accounting, the fair values of inventories, identifiable intangibles with definitive lives and property, plant and equipment at the date of acquisition became their new "cost" basis and depreciation and amortization of these assets in the Successor Period are based upon their newly established cost basis. Additionally, the fair value of the Company's pension assets and liabilities were adjusted as a result of purchase accounting; therefore pension expense for the Successor Period is based upon the newly established fair values. Also, the deferred tax balances were adjusted as a result of the purchase accounting adjustments. Other effects of purchase accounting in the Successor Period are not considered material.

Merger expenses for the Predecessor Period January 1, 2005 to January 31, 2005 (the "2005 Predecessor Period") consist of the payment of $18,768 upon the closing of the transaction on January 27, 2005 in connection with the separation agreement with the former Chairman and $206 of legal and advisory fees and expenses incurred in connection with the Merger.

Merger expenses for the Successor Period February 1, 2005 to December 31, 2005 (the "2005 Successor Period") of $4,711 are primarily related to $3,769 for change of control payments and $942 for other merger related expenses incurred in connection with the Merger.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes fiscal 2005 pro forma results as if the acquisition occurred on January 1, 2005:

                                                           2005
                                                           ----
                                                         Restated

             Net sales                                  $ 397,564
             Loss before income taxes                   $ (56,809)
             Net loss                                   $ (15,804)

The pro forma financial information reflects increased cost of goods sold, increased interest expense, additional amortization of intangibles and lower depreciation expense, new management fees, lower pension expense and savings due to the retirement of the former CEO.

(2) Summary of Significant Accounting Policies

Description of Business

Del Laboratories, Inc. and subsidiaries (the "Company") is a manufacturer and distributor of cosmetic and proprietary OTC pharmaceutical products. The principal products in the cosmetics segment are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The principal products in the pharmaceutical segment are of a proprietary nature and range from oral analgesics to skin treatment products and first aid products.

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

Business Combinations

The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The Company's consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition and are not restated. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2006 and 2005, cash equivalents were $28 and $27, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Accounts Receivable

In estimating the collectibility of the Company's trade receivables, the Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, lower credit ratings or bankruptcy. The Company also reviews the related aging of past due receivables in assessing the realization of these receivables. The allowance for doubtful accounts is determined based on the best information available on specific accounts and is also developed by using percentages applied to certain receivables.

Inventories

Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The Company records an inventory obsolescence reserve to the cost of inventories based upon its forecasted plans to sell, historical and projected scrap and disposal rates and physical condition of the inventories. This reserve is calculated using an estimated obsolescence percentage applied to the inventories based on age, historical trends and requirements to support forecasted sales. In addition, the Company may establish specific reserves for future known or anticipated events. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, the timing of new product introductions, customer inventory levels, retailer consolidations, fashion-oriented color cosmetic trends or competitive conditions differ from expectations.

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

Property, Plant and Equipment

The Company provides for depreciation on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the lease term. The ranges of estimated lives applicable to the assets are as follows:

      Building                                             25 to 40 years
      Building improvements                                10 to 40 years
      Leasehold improvements                                3 to 12 years
      Machinery and equipment                               2 to 15 years
      Furniture and fixtures                                3 to 10 years

Deferred Financing Fees

The Company includes within other assets the capitalization of deferred financing fees associated with the issuance of debt instruments. These fees are amortized over the lives of the related debt instruments. The Company amortized $2,609, $2,148, $20 and $184 of deferred financing fees in 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004, respectively. For 2006 and the 2005 Successor Period, fees amortized of $1,182 and $1,852, respectively, related to the debt issued in connection with the Merger and $1,427 and $296, respectively, related to the debt refinancing. Also as a result of the debt refinancing, the Company recorded a loss on the early extinguishment of debt of $6,449 due to the write-off of deferred financing fees that were capitalized in association with the issuance of the $200,000 term loan incurred as a result of the Merger. Amortization of deferred financing fees for 2007, 2008, 2009, 2010 and 2011 is expected to be $2,725, $2,620, $2,620, $2,617 and
$1,952, respectively. As of December 31, 2006, the net balance of deferred financing fees to be amortized was $12,630.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and other indefinite long lived assets be tested annually for impairment. Goodwill is tested at the reporting unit level. The Company's reporting units are its Cosmetic and Pharmaceutical segments. If an indication of impairment exists, the Company is required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Subsequent to the Merger, the Company established January 1 as its annual impairment testing date. The annual testing performed as of January 1, 2007 indicated there was no impairment to goodwill or indefinite long lived assets.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company bases its evaluation on impairment indicators such as the nature of the assets, future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance.

Revenue Recognition

The Company sells its products to chain drug stores, mass volume retailers, supermarkets, wholesalers and overseas distributors. Sales of such products are denominated in U.S. dollars, Canadian dollars, British pounds and Euros. The Company's accounts receivable reflect the granting of credit to these customers. The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns. The Company does not bill customers for shipping and handling costs and, accordingly, classifies such costs as selling and administrative expense. Sales are recognized when revenue is realized or realizable and has been earned. Revenues are recognized and discounts are recorded when merchandise is shipped. Net sales are comprised of gross revenues less expected returns, various promotional allowances, markdowns, coupons and trade discounts and allowances. The Company allows customers to return their unsold products when they meet certain criteria as outlined in the Company's sales policies.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company regularly reviews and revises, as deemed necessary, its estimates of reserves for future sales returns based primarily upon actual return rates by product, planned product discontinuances, new product launches, and information provided by major customers regarding their inventory levels. The Company records estimated reserves for future sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products which are recorded as inventories are valued based on estimated realizable value. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company's estimates and expectations and, in the case of actual returns, if economic conditions, differ significantly from the Company's estimates and expectations.

Advertising Costs and Promotional Allowances

The Company advertises on television, radio and in magazines. Additionally, the Company has various cooperative advertising programs with retailers. Advertising costs are expensed as incurred. Advertising expenses, including cooperative advertising programs, were $37,180, $34,206, $2,579 and $36,834 in 2006, the
2005 Successor Period, the 2005 Predecessor Period and 2004, respectively. The Company also has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. These sales incentives, offered voluntarily by the Company to customers, without charge, can be used in or are exercisable by a customer as a result of a single exchange transaction, are recorded as a reduction of net sales at the later of the sale or the offer, and primarily allow customers to take deductions against amounts owed to the Company for product purchases. The Company also has cooperative advertising arrangements with retail customers to reimburse them for all or a portion of their advertising of the Company's products. The estimated liabilities for these cooperative advertising arrangements are recorded as advertising expense as incurred, or in the period the related revenue is recognized, depending on the terms of the arrangement, and included in selling and administrative expenses, since the Company receives an identifiable benefit from retail customers for an amount equal to or less than the fair value of such advertising cost. These arrangements primarily allow retail customers to take deductions against amounts owed to the Company for product purchases. The Company regularly reviews and revises the estimated accruals for these promotional allowance and cooperative advertising programs. Actual costs incurred by the Company may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers' programs or other conditions differ from the Company's expectations.

Distribution Costs

Distribution costs, including the costs of shipping and handling, are included in selling and administrative expenses and were $23,448, $22,206, $1,164 and $21,661 in 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004, respectively.

Stock-Based Compensation

With the adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") on January 1, 2006, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of these awards on the date of grant, the Company used the Black-Scholes option-pricing model to value the Service Options and the Operating Units and used a lattice-based valuation model to value the Exit Options and the Value Units (see Note 11 for a description of the awards). Inherent in these models are assumptions related to expected stock-price volatility, option/unit life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option/unit life assumptions require a greater level of judgment which makes them critical accounting estimates.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Because the Company's common stock is not publicly traded, the Company used an expected stock-price volatility assumption that was determined based on an examination of the historical volatility of the stock price of the Predecessor Company; the historical and implied volatility of stock prices of selected comparable companies and the nature of those companies; and other relevant factors. The Company used a stock-price volatility of 45% for stock options and Override Units granted during the twelve months ended December 31, 2006.

With respect to the weighted-average option/unit life assumption, the Company considered Kelso's investment behavior relating to other comparable investments (exit strategy, return on investment and holding period). The Company used a weighted-average expected option/unit life assumption of 3.8 years for the Service Options and Exit Options and 3.99 years for the Operating Units and Value Units. For the lattice-based valuation models, the Company used an early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment.

Research and Development

The Company expended $8,120, $7,697, $581 and $8,966 in 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004, respectively, for research and development relating to the development of new products, clinical and regulatory affairs, and quality control and assurance of the Company's product lines. All costs associated with research and development are expensed as incurred and included in selling and administrative expenses in the accompanying consolidated statements of operations.

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

Use of Estimates

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

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation. Income taxes receivable, previously reported as a separate line item in the consolidated balance sheet, has been reclassified and included within prepaid expenses and other current assets. In addition, the provision for excess and slow moving inventory, previously included in the consolidated statements of cash flows in inventories as net cash provided by operating activities, has been reclassified as a separate line item, provision for excess and slow moving inventory, in net cash provided by operating activities.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

New Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, measure a plan's assets and its obligations as of the end of the employer's fiscal year-end and recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for financial statements of employers without publicly traded equity securities as of the year of the fiscal year ending after June 15, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 158 will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109" ("FIN No. 48"). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized or, continue to be recognized, upon adoption of the Interpretation. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN No. 48 on January 1, 2007. The Company is evaluating the impact of the adoption of FIN No. 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3) Restatements

The Company's consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, shareholders' equity, and cash flows for the 2005 Successor Period, the consolidated statement of shareholders' equity for the 2005 Predecessor Period, the consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2004 and the beginning balance of consolidated shareholders' equity as of December 31, 2003 have been restated, principally as a result of (a) an error in the Company's income tax provision for the 2005 Successor Period that overstated the net loss and (b) understatements of certain customer liabilities relating to prior financial periods. The Company also corrected certain other errors previously considered immaterial individually and in the aggregate. Additionally, the Company is restating the unaudited quarterly financial information for the interim periods of 2006 and 2005. See Note 19.

The error in the income tax provision related to the use of an incorrect estimated state income tax rate due to a change in New York State tax laws. This error resulted in an understatement of the benefit from income taxes for the 2005 Successor Period of $4,330 and a corresponding overstatement of the net deferred state tax liability as of December 31, 2005. The Company corrected this error by restating its consolidated financial statements as of December 31, 2005 and for the 2005 Successor Period.

The understatements of customer liabilities pertained to reserves required for future sales returns and markdowns due to incorrect assumptions and methodology and an accrual required for cooperative and promotional advertising programs. Accordingly, the Company restated its predecessor beginning balance of shareholders' equity as of December 31, 2003, its consolidated financial statements for the year ended December 31, 2004 and its consolidated shareholders' equity as of January 31, 2005 to record these additional liabilities and related income tax effect, and restated its consolidated financial statements as of December 31, 2005 and for the 2005 Successor Period to record additional changes in these liabilities and related income tax effect including the revised fair market values of assets acquired and liabilities assumed included in goodwill in connection with the acquisition.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table presents the effects of the restatements made to the Company's previously reported consolidated balance sheet as of December 31, 2005 for the income tax provision error, understatements of certain customer liabilities and corrections of other immaterial errors described above.


                                                                      December 31, 2005
                                                 ------------------------------------------------------
                                                 As Previously
BALANCE SHEET DATA                                 Reported          Adjustments              Restated

Accounts receivable                               $  72,311         $ (20,619)(a)            $  51,692
Deferred income taxes-current                        11,153             7,174(b),(c),(d)        18,327
Total current assets                                213,672           (13,445)                 200,227
Property, plant and equipment, net                   49,493              (500)(e)               48,993
Goodwill                                            125,983            19,335(f),(k)           145,318
Deferred income taxes-non-current                    27,744               522(c),(d)            28,266
Total assets                                        706,255             5,912                  712,167
Accrued liabilities                                  35,474             5,641(g),(h),(i),(k)    41,115
Total current liabilities                            70,797             5,641                   76,438
Deferred income taxes                               106,857            (4,850)(c),(d),(i)      102,007
Total liabilities                                   581,404               791                  582,195
Additional paid-in capital                          145,140               311(k)               145,451
Accumulated other comprehensive income                  453               (88)(j)                  365
Accumulated deficit                                 (20,742)            4,898                  (15,844)
Total shareholders' equity                          124,851             5,121                  129,972
Total liabilities and shareholders' equity          706,255             5,912                  712,167


(a) Adjustment recorded to reflect an increase in the reserve for future sale returns.
(b) Adjustment recorded to reflect the income tax effect of adjustments recorded in footnotes (a), (g), (h) and (k).
(c) Adjustment recorded to current deferred tax assets of $(497), non-current deferred tax assets of $(932)
and deferred tax liabilities of $(5,751) to reflect the decrease in the effective state income tax rate.
(d) Adjustment recorded to reclass current deferred tax assets of $(1,515), non-current deferred tax assets of of $1,337 and deferred tax liabilities of $901 to conform to the current year presentation.
(e) Adjustment recorded in connection with purchase accounting to reduce the fair value of land and buildings based upon the receipt of a final valuation of property.
(f) Adjustment recorded to reflect the revised fair market values of assets acquired and liabilities assumed as a result of adjustments recorded in footnotes (a), (b), (e), (g), (h), (i) and (j).
(g) Adjustment recorded to reflect an increase in the reserve for future sales markdowns of $1,728.
(h) Adjustment recorded to reflect an increase in the liability for cooperative and promotional advertising of $1,202.
(i) Adjustment recorded to reflect an increase in pre acquisition income tax liabilities of $1,505.
(j) Adjustment recorded to reflect the effects of foreign currency changes as a result of the adjustments.
(k) Adjustment recorded to reflect the effect of unrecorded adjustments that were previously deemed immaterial as of December 31, 2005, as follows:

                                                               Increase
        Account                                               (Decrease)
        -------                                               ----------
        Goodwill                                                  $ 240
        Accrued liabilities                                       1,206
        Additional paid-in capital                                  311
        Accumulated deficit                                      (1,277)

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following information presents the effects of the restatements made to the Company's previously reported consolidated statements of operations for the 2005 Successor Period and for the year ended December 31, 2004 for the errors described above.

STATEMENT OF OPERATIONS DATA

                                                     Successor Period                         Predecessor Period
                                           February 1, 2005 - December 31, 2005         Year Ended December 31, 2004
                                          ---------------------------------------  -------------------------------------
                                   As Previously                            As Previously
                                      Reported     Adjustments   Restated      Reported    Adjustments   Restated
                                      --------     -----------   --------      --------    -----------   --------
Net sales                           $ 375,399      $  3,959(a)   $ 379,358    $ 396,675    $ (1,501)(a)  $ 395,174
Selling and administrative
  expenses                            157,142         1,420(b)     158,562      166,732         346(b)     167,078
Operating income (loss)                  (718)        2,539          1,821       30,083      (1,847)        28,236
Earnings (loss) before taxes          (33,742)        2,539        (31,203)      26,684      (1,847)        24,837
Provision for (benefit from)
  income taxes                        (13,000)       (2,359)(c)    (15,359)      11,075        (916)(c)     10,159
Net earnings (loss)                   (20,742)        4,898        (15,844)      15,609        (931)        14,678

(a) Adjustment recorded to the reserves for future sale returns and markdowns and the liability for cooperative and promotional advertising.
(b) Adjustment recorded to the liability for cooperative and promotional advertising and for the correction of other immaterial errors.
(c) Adjustment recorded to reflect the income tax effect of adjustments recorded in footnotes (a) and (b) and in the 2005 Successor Period, to reflect the decrease in the effective state income tax rate.


The predecessor Company's retained earnings as of December 31, 2003 was reduced by $14,682 as a result of the restatements.

The restatements did not impact net cash flows from operating, investing or financing activities.





(4) Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

                                            Successor Period                 Predecessor Period
                                        -----------------------------  ---------------------------
                                                          February 1,  January 1,
                                        Year Ended          2005 -       2005 -      Year Ended
                                         December 31,    December 31,  January 31,    December 31,
                                           2006              2005         2005          2004

Cash paid for:
   Interest                               $ 34,236        $ 17,376        $ 140        $3,674
                                          ========        ========        =====        ======
   Income taxes                           $  2,231        $  3,505        $ 136        $7,573
                                          ========        ========        =====        ======

Non-cash transactions:
   Shares tendered by optionees to
     exercise stock options               $   --          $   --          $ 269        $2,039
                                          ========        ========        =====        ======
   Shares exchanged by optionees          $   --          $  6,940        $--          $ --
                                          ========        ========        =====        ======

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5) Inventories

The components of inventories were as follows:

                                                   December 31,   December 31,
  Gross Inventories                                   2006           2005
  -----------------                                   ----           ----

  Raw materials                                     $ 52,803       $ 52,707
  Work in process                                      5,687          5,678
  Finished goods                                      80,896         81,323
                                                    --------       --------
  Total gross inventories                            139,386        139,708

  Reserve for excess and slow moving inventories      44,324         17,411
                                                    --------       --------

  Inventories, net                                  $ 95,062       $122,297
                                                    ========       ========

Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The Company records an inventory obsolescence reserve to the cost of inventories based upon its forecasted plans to sell, historical and projected scrap and disposal rates and physical condition of the inventories. This reserve is calculated using an estimated obsolescence percentage applied to the inventories based on age, historical trends and requirements to support forecasted sales. In addition, the Company may establish specific reserves for future known or anticipated events. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, the timing of new product introductions, customer inventory levels, retailer consolidations, fashion-oriented color cosmetic trends or competitive conditions differ from expectations.

In the fourth quarter of 2006, the Company recorded an incremental $25,054 charge to cost of goods sold to increase its reserves for excess and slow moving inventory. The $25,054 change in estimate is a result of the execution of various initiatives designed to enhance the value of the Company's brands; specifically SALLY HANSEN(R) and ORAJEL(R). These initiatives are consistent with the Company's revised strategic plan which was approved by senior management and certain members of the Board of Directors in December 2006.
The Company undertook a process to evaluate its product mix, required inventory levels to support the service level demands of its customers and the appropriateness of its inventory reserves, in relation to the revised strategic plan. This evaluation addressed the usage of existing inventory either within current products, or through the production and sale of promotional inventory or special products. A significant portion of the additional reserve results from the Company (i) exiting non-core product lines, (ii) refining its sales forecasting and demand planning activities, (iii) increasing the volume of finished goods produced at third parties which hindered the usefulness of existing inventory components, (iv) incurring increasing losses on the disposition of certain slow moving products and (v) experiencing changes in market conditions for close-out inventory product offerings.

Provisions and write-downs for excess and slow moving inventories for the twelve months ended December 31, 2006 have increased to $35,665 from $13,315, $17 and $6,516 for the 2005 Successor Period, the 2005 Predecessor Period and 2004, respectively.

In accordance with SFAS No. 151, "Inventory Costs", the Company charged $5,591 to cost of goods sold during the year ended December 31, 2006 of which $4,376 related to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility (see Note 13) and $1,215 related to manufacturing inefficiencies at the Company's Rocky Point facility due principally to transition and training costs.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6) Property, Plant and Equipment

The components of property, plant and equipment, net, were as follows:

                                                                2006          2005
                                                                ----          ----
                                                                            Restated
Land                                                         $    2,358    $    2,586
Building, building improvements and leasehold improvements       24,032        24,671
Machinery and equipment                                          30,826        25,205
Furniture and fixtures                                            4,190         3,247
Construction in progress                                            455           259
                                                             ----------    ----------
                                                                 61,861    $   55,968
Less accumulated depreciation and amortization                  (17,214)       (6,975)
                                                             ----------    ----------
                                                             $   44,647    $   48,993
                                                             ==========    ==========

Property, plant and equipment were stated at historical cost for the Predecessor Period through January 31, 2005 at which time the Company adjusted property, plant and equipment to fair value in accordance with purchase accounting, resulting in an increase to property, plant and equipment of $2,622. Depreciation expense for 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004 was $10,416, $6,965, $703 and $7,821, respectively.

(7) Goodwill and Other Intangibles Arising From Acquisitions

Goodwill represents the excess of the purchase prices paid for companies and product lines over amounts assigned to the fair value of the net tangible assets as well as purchased intellectual property rights and trademarks. Total goodwill (restated) is comprised of $92,858 for the Cosmetic segment and $52,460 for the Pharmaceutical segment. Based upon the Company's annual impairment test, goodwill of $145,318 is not impaired under the provisions of SFAS No. 142.

Trade names have an indefinite life and relate to several of the Company's product lines, including SALLY HANSEN(R), LACROSS(R), N.Y.C. NEW YORK COLOR(R), CORNSILK(R), ORAJEL(R), DERMAREST(R), STYE(TM), GENTLE NATURALS(R) AND PRONTO(R). These trade names have indefinite lives and are used in the advertising and marketing of the products and are widely recognized and accepted by consumers in the Company's respective markets. Customer relationships are being amortized on a straight-line basis over 20 years.

The components of intangible assets arising from acquisitions were as follows:

                                             December 31, 2006
                                             -----------------
                                Gross Carrying    Accumulated    Net Book
                                     Value       Amortization      Value
                                     -----       ------------      -----
      Trade names                  $159,100        $     --      $159,100
      Customer relationships        105,000          10,063        94,937
                                   --------        --------      --------
                                   $264,100        $ 10,063      $254,037
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
                                   ========        ========      ========

Amortization expense amounted to $5,250, $4,813, $45 and $681 for 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004, respectively. The estimated amortization expense for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $5,250, in each of the five years.

(8) Income Taxes

The Company recorded an income tax benefit of $11,018 for 2006 based upon the Company's annual effective tax rate of 36.5% for the year ended December 31, 2006.

The Company recorded an income tax benefit of $15,359 (restated) for the 2005 Successor Period. The income tax benefit was based on the Company's effective tax rate of 35.3% for the 2005 Successor Period, as well as the recording of a benefit of $4,330 relating to a reduction of the net deferred tax liabilities due to a change in the New York State tax laws.

The income tax benefit for the Predecessor Period January 1, 2005 to January 31, 2005 of $24,434 was comprised of an anticipated income tax refund (received on October 27, 2005) of approximately $11,242 attributable to the utilization of a net operating loss carryback, the recording of deferred tax assets of approximately $13,454 attributable to net operating loss carryforwards, and the recording of approximately $262 of deferred tax expense related to temporary differences.

Income taxes for the Predecessor Period January 1, 2004 to December 31, 2004 of $10,159 (restated) were based on the Company's annual effective tax rate of 40.9% for the year 2004.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The components of income tax expense (benefit) were as follows:

SUCCESSOR PERIO
                                              Federal            State         Foreign          Total
                                           ------------     ------------     ------------    ------------
Year Ended December 31, 2006
    Current tax                            $   --           $    473         $   (782)        $   (309)
    Deferred tax                            (10,400)          (1,547)           1,238          (10,709)
                                           --------         --------         --------         --------
                                           $(10,400)        $ (1,074)        $    456         $(11,018)
                                           ========         ========         ========         ========

 February 1, 2005 - December 31, 2005
  (Restated)
    Current tax                            $   --           $     71         $  1,229         $  1,300
    Deferred tax                            (11,248)          (5,084)            (327)         (16,659)
                                           --------         --------         --------         --------
                                           $(11,248)        $ (5,013)        $    902         $(15,359)
                                           ========         ========         ========         ========

 Predecessor Period

 January 1, 2005 - January 31, 2005
    Current tax                            $   --           $      6         $    (69)        $    (63)
    Deferred tax                            (20,796)          (3,575)            --            (24,371)
                                           --------         --------         --------         --------
                                           $(20,796)        $ (3,569)        $    (69)        $(24,434)
                                           ========         ========         ========         ========

 Year Ended December 31, 2004
  (Restated)
    Current tax                            $  4,464         $    871         $  2,162         $  7,497
    Deferred tax                              2,784             (313)             191            2,662
                                           --------         --------         --------         --------
                                           $  7,248         $    558         $  2,353         $ 10,159
                                           ========         ========         ========         ========


Total income tax expense differed from the statutory rate of 35% of earnings
(loss) before income taxes, as a result of the following items:


                                                 Successor Period                               Predecessor Period
                                                 -----------------------------------  -------------------------------------
                                                  Year Ended       February 1, 2005   January 1, 2005 -     Year Ended
                                              December 31, 2006    December 31, 2005  January 31, 2005   December 31, 2004
                                                                      Restated                                Restated


Tax provision at statutory rate                   $(10,553)          $(10,921)          $ (7,860)          $  8,693
Increase (decrease) in tax resulting from:
Change in New York State tax law
  relating to apportionment calculation               --               (4,330)              --                 --
State income taxes, net of Federal
   income tax benefit                                 (698)              (444)            (2,368)               362
Repurchase of stock options
   due to acquisition                                 --                 --              (12,662)              --
Merger expenses                                       --                 --               (1,349)               436
Other, net                                             233                336               (195)               668
                                                  --------           --------           --------           --------
Actual provision for income taxes                 $(11,018)          $(15,359)          $(24,434)          $ 10,159
                                                  ========           ========           ========           ========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For presentation purposes, certain of such tax assets and liabilities are shown net on the accompanying consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

                                                          2006          2005
                                                       ----------    ----------
Deferred tax assets:                                                  Restated

     Accounts receivable, principally                  $    8,990    $    9,146
          due to allowance for doubtful accounts
          and future sales returns

     Inventory reserve                                     15,314         5,850

     Accrued liabilities                                    5,526         3,195

     Pension accrual for financial reporting purposes       5,424         6,243

     Supplemental executive retirement plan
          accrual for financial statement purposes          2,707         2,491

     Tax credits and NOL carryforwards                     15,735        17,770

     Other                                                  1,338         1,898
                                                       ----------    ----------

Deferred tax assets                                        55,034        46,593
                                                       ----------    ----------

Deferred tax liabilities

     Identifiable intangibles                             (92,705)      (94,797)

     Property, plant and equipment                         (5,513)       (6,999)

     Other                                                   (237)         (211)
                                                       ----------    ----------


Deferred tax liabilities                                  (98,455)     (102,007)
                                                       ----------    ----------

Net deferred tax (liabilities) assets                  $  (43,421)   $  (55,414)
                                                       ==========    ==========

At December 31, 2006 and 2005, deferred tax assets of $291 and $154, respectively, were recorded on the consolidated balance sheet relating to the additional minimum pension liability (note 9(a)). Such liability, net of the related deferred tax asset, was recorded as a component of accumulated other comprehensive income, in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 130, "Reporting Comprehensive Income."

A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. There was no valuation allowance as of December 31, 2006 or 2005 as the Company believes it is more likely than not that the net deferred tax assets will be realized.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9) Long-Term Debt

Long-term debt consisted of the following:

                                                          2006        2005
                                                          ----        ----
    8% senior subordinated notes, net of unamortized
      discount of $897 in 2006 and $1,034 in 2005       $174,103    $173,966
    Senior secured floating rate notes                   185,000     185,000
    Revolving credit facility                             10,000      22,000
    Mortgages on land and buildings                        1,194       1,254
    Obligations under capital leases                         107         206
                                                        --------    --------
                                                         370,404     382,426
    Less current portion                                     165         185
                                                        --------    --------
                                                        $370,239    $382,241
                                                        ========    ========

On January 27, 2005, the Company completed a private offering of $175,000 8% senior subordinated notes (the "Subordinated Notes") due 2012. The Subordinated Notes were issued at 99.34% of par, resulting in net proceeds of $173,845 before expenses. The Subordinated Notes are guaranteed by certain of the existing and future domestic subsidiaries of the Company. The Subordinated Notes and guarantees are unsecured senior subordinated obligations and rank equally with all future subordinated indebtedness and are subordinated to the current and future senior indebtedness and other liabilities of the Company and its subsidiaries. Interest on the Subordinated Notes is payable semi-annually on February 1 and August 1, which commenced on August 1, 2005.

On May 13, 2005, a registration statement filed pursuant to the Securities Act of 1933, as amended, registering the exchange offer for the Subordinated Notes became effective. On June 22, 2005, the Company completed the exchange offer of the privately placed notes for SEC registered notes.

The Subordinated Notes may be redeemed at the option of the Company in whole or in part at any time on or after February 1, 2008 at the redemption prices set forth in the Subordinated Notes indenture, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. The Company may also redeem up to 35% of the original aggregate principal amount of the Subordinated Notes prior to February 1, 2008 with the proceeds of one or more public equity offerings, at a redemption price equal to 108% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. The Company may also redeem all the Subordinated Notes upon the occurrence of a Change in Control (as defined therein), prior to February 1, 2008, at a redemption price equal to 108% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. The Company is required to offer to repurchase the Subordinated Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date under some circumstances involved upon the occurrence of a Change in Control. The Company must also repurchase the Subordinated Notes at a price equal to par, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date, if the Company sells assets under certain circumstances.

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Concurrently with the offering of the Subordinated Notes, the Company entered into a credit agreement, as amended with JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, Deutsche Bank Securities Inc., as co-agent and documentation agent and the lenders party thereto from time to time. The agreement provided for maximum borrowings of $250,000 consisting of a term loan facility in an aggregate principal amount of $200,000 and a revolving credit facility, which provided for up to $50,000 of revolving loans outstanding at any time (including letters of credit of up to $15,000). The Company repaid all borrowings under this agreement and the agreement was terminated in October 2005. As a result of the termination and repayment of this agreement, $6,449 of deferred financing fees were written off during the 2005 Successor Period which has been reflected as a loss on the early extinguishment of debt on the Company's consolidated financial statements.

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

On December 29, 2005, the Company entered into an $85,000 asset-based revolving credit facility, which was subsequently amended on February 23, 2006 and November 29, 2006, (the "ABL Credit Facility") among the Company, DLI Holding II Corp., the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. The ABL Credit Facility matures on December 29, 2010 and provides for aggregate maximum borrowings of $85,000. The ABL Credit Facility is guaranteed by DLI Holding II Corp. and by certain of the Company's existing and future domestic subsidiaries. The ABL Credit Facility is an asset-based facility with a first priority security interest in substantially all accounts receivable and inventory and a second priority security interest in substantially all tangible and intangible assets. The ABL Credit Facility is also secured on a first priority basis by the capital stock of the Company's domestic subsidiaries. Also, the guarantee by DLI Holding II Corp., is secured by a pledge of all of its assets. The Company and the subsidiary guarantors, the credit facility collateral agent and the Trustee for the Notes and the note collateral agent entered into an Intercreditor Agreement.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Borrowings under the ABL Credit Facility are determined by a formula which provides eligibility of up to 85% of the net book value of domestic accounts receivable and a range of 35% to 65% of domestic inventory. Borrowings under the ABL Credit Facility bear interest at the Company's option at either: (i) an alternate base rate which is equal to the higher of 0.50% per year above the federal funds effective rate and the base rate announced by the ABL Credit Facility's administrative agent as its prime rate plus an applicable margin ranging from 0.25% to 0.75% (0.25% at December 31, 2006) based on the Company's borrowing base availability, or (ii) an Adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 1.75% (1.25% at December 31, 2006) based on the Company's borrowing base availability. The terms of the ABL Credit Facility include a commitment fee of .375% based on unused commitments of the lenders, letter of credit fees on the aggregate face amount of outstanding letters of credit and underwriting and administrative fees.

The ABL Credit Facility includes covenants, that among other things, limit or restrict the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers or make capital expenditures or engage in certain transactions with affiliates. The ABL Credit Facility also requires the Company to comply with a minimum coverage ratio of Consolidated EBITDA to fixed charges whenever excess borrowing availability is less than $10,000 on any day. As borrowing availability under the ABL Credit Facility exceeds the specified threshold at December 31, 2006, the ratio test is not applicable. As of December 31, 2006, the Company had $10,000 of senior debt and $1,000 of letters of credit outstanding under the ABL Credit Facility, $74,000 of unutilized commitments and $71,246 of availability thereunder.

On March 31, 2007, the Company entered into a Waiver and Consent to the ABL Credit Facility. Among other things, the Waiver and Consent (i) waives certain Defaults or Events of Default relating to any potential restatement or revision of the Company's consolidated financial statements delivered prior to the date of the Waiver and Consent, and (ii) extends the date on which audited financial statements with respect to the fiscal year ended December 31, 2006, and certain other documents under the ABL Credit Facility, are required to be delivered to April 30, 2007 from March 31, 2007.

The ABL Credit Facility requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100,000, expires on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income (loss). As of December 31, 2006, the Company recorded an asset of $3 in the accompanying consolidated balance sheet and recorded an after-tax net gain of $2 in accumulated other comprehensive income (loss) during the year ended December 31, 2006. No hedge ineffectiveness was recorded during the year ended December 31, 2006.

On February 22, 2000, the Company purchased a manufacturing, warehousing and office facility in Barrie, Ontario for $1,828. The purchase was financed with a combination of a mortgage bridge loan and a five-year mortgage which was modified on April 1, 2004 to extend the maturity to April 1, 2009 and reduce the interest rate to 6.37%. Upon completion of the Merger on January 27, 2005, the obligations under the mortgage were assumed. The outstanding balance of this mortgage at December 31, 2006 is $1,194.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company also leases certain equipment under long-term capital leases, some of which include options to purchase the equipment for a nominal cost at the termination of the lease.

The aggregate maturities of long-term debt and minimum payments under capital lease obligations for each of the five years subsequent to December 31, 2006 and thereafter, are as follows:

                           2007                $    165
                           2008                      65
                           2009                   1,071
                           2010                  10,000
                           2011                 185,000
                        Thereafter              175,000
                                               --------
                                               $371,301
                                               ========

(10) Employee Retirement Plans

(a) Pension Plans

The Company maintains two non-contributory defined benefit pension plans covering all U.S. eligible employees: the Employees' Pension Plan and the LaCross Pension Plan. The Employees' Pension Plan formula is based on years of service and the employee's compensation during the five years before retirement. The LaCross Pension Plan formula is based on years of service. The LaCross Pension Plan covers former employees of the Company's Newark, New Jersey facility which ceased operations during 2002. As a result of this closure, more than 20% of plan participants in the LaCross Pension Plan were terminated which resulted in a partial termination of the plan. Due to the partial termination of the plan, all affected participants became fully vested in their accrued benefits at their termination date. In November 2006, the Board of Directors of the Company approved the termination of the LaCross Pension Plan. The Company has applied for a determination letter from the Internal Revenue Service for approval of the termination of the LaCross Pension Plan. As a result of the closure of the Company's Little Falls facility (see Note 13 for further information), there was a partial curtailment of the Employees' Pension Plan, resulting in a reduction of the benefit obligation of $1,356, a reduction in the unrecognized net actuarial loss of $362 and the recording of a benefit of $994 during the third quarter of 2006.

Effective April 1, 2007 (approved January 15, 2007 by the Board of Directors of the Company), the Company amended the Employees' Pension Plan. As a result of this amendment, the plan will be closed to new employees and the accrual of future benefits to current employees will be discontinued. All retirement benefits that employees will have earned as of April 1, 2007 will be fully preserved. Employees' ongoing service with the Company will continue to be credited for vesting purposes. The amendment of the Employee's Pension Plan will result in a curtailment of the plan. The Company anticipates that it will record a one-time pre-tax benefit of approximately $5,000 to $6,000 in the first quarter of 2007.

The Company also has a defined benefit supplemental executive retirement plan
(SERP) for certain of its executives. The SERP is a non-qualified plan under the Internal Revenue Code. The assets in the SERP trust, which were $2,720 and $3,471 as of December 31, 2006 and 2005, respectively, are considered assets of the Company, not plan assets, and as such, are included in other assets on the accompanying consolidated balance sheets. The assets of the SERP, which consist of cash and cash equivalents, are held-to-maturity securities and, as such, are carried at cost plus accrued interest. The Company made no contributions during 2006, the 2005 Successor Period, the 2005 Predecessor Period or 2004 to the SERP trust.

The Company made contributions to these plans (including contributions from the SERP trust) of $5,474, $4,061, $773 and $4,292 in 2006, the 2005 Successor
Period, the 2005 Predecessor Period and 2004, respectively. Assets held by these plans consist of cash and cash equivalents, fixed income securities consisting of U.S. government and corporate bonds and common stocks.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As a result of the Merger, the Company recorded a fair value adjustment to its pension assets and liabilities of $10,548 during the 2005 Successor Period. The adjustment was the result of an increase of $9,870 in liabilities and a reduction of plan assets of $678.

Total pension expense for 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004 amounted to $3,167, $3,879, $449 and $4,774, respectively. The change in benefit obligation, change in plan assets and funded status as of December 31, 2006 and 2005 and components of net periodic cost for 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004 of the Company's domestic plans are set forth in the following tables:

                                                                                    2006
                                                                --------------------------------------------
                                                                  Employees'       LaCross
                                                                Pension Plan     Pension Plan         SERP
                                                                ------------     ------------         ----
Change in benefit obligation:
Benefit obligation at the beginning of the year                   $ 52,720         $  1,297         $  7,958
     Service cost                                                    3,708               --               16
     Interest cost                                                   2,848               65              412
     Actuarial (gain) loss                                          (4,695)            (124)              41
     Curtailment                                                    (1,356)              --               --
     Benefits paid                                                  (1,879)             (96)            (889)
                                                                  --------         --------         --------
     Benefit obligation at the end of the year                    $ 51,346         $  1,142         $  7,538
                                                                  --------         --------         --------

Change in plan assets:
     Fair value of assets at the beginning of the year            $ 31,902         $  1,031         $     --
     Actual gain on plan assets                                      3,227               45               --
     Employer contributions                                          4,585               --              889
     Benefits paid                                                  (1,879)             (96)            (889)
                                                                  --------         --------         --------
     Fair value of assets at the end of the year                  $ 37,835         $    980         $     --
                                                                  --------         --------         --------

     Funded status                                                $(13,511)        $   (162)        $ (7,538)
     Unamortized prior service cost                                     --               --               --
     Unrecognized net actuarial (gain) loss                         (2,539)             (46)             291
                                                                  --------         --------         --------
     Net amount recognized                                        $(16,050)        $   (208)        $ (7,247)
                                                                  ========         ========         ========

Amounts recognized in the balance sheet consist of:
     Accrued liability                                            $(16,050)        $   (208)        $ (7,538)
     Intangible asset (included in other long-term assets)              --               --               --
     Accumulated other comprehensive loss                               --               --              291
                                                                  --------         --------         --------
     Net amount recognized                                        $(16,050)        $   (208)        $ (7,247)
                                                                  ========         ========         ========

Accumulated benefit obligation:                                   $ 42,880         $  1,142         $  7,538
                                                                  ========         ========         ========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                                 2005
                                                             ----------------------------------------------
                                                               Employees'       LaCross
                                                             Pension Plan     Pension Plan         SERP
                                                             ------------     ------------         ----
Change in benefit obligation:
Benefit obligation at the beginning of the year              $     45,228     $      1,314     $      7,935
    Service cost                                                    3,657               --               32
    Interest cost                                                   2,591               72              430
    Actuarial loss                                                  2,469                5              356
    Benefits paid                                                  (1,225)             (94)            (795)
                                                             ------------     ------------     ------------
    Benefit obligation at the end of the year                $     52,720     $      1,297     $      7,958
                                                             ------------     ------------     ------------

Change in plan assets:
    Fair value of assets at the beginning of the year        $     27,544     $      1,096     $         --
    Actual gain on plan assets                                      1,545               29               --
    Employer contributions                                          4,038               --              796
    Benefits paid                                                  (1,225)             (94)            (796)
                                                             ------------     ------------     ------------
    Fair value of assets at the end of the year              $     31,902     $      1,031     $         --
                                                             ------------     ------------     ------------

    Funded status                                            $    (20,818)    $       (266)    $     (7,958)
    Unamortized prior service cost                                     --               --               --
    Unrecognized net actuarial loss                                 2,790               59              381
                                                             ------------     ------------     ------------
    Net amount recognized                                    $    (18,028)    $       (207)    $     (7,577)
                                                             ============     ============     ============

Amounts recognized in the balance sheet consist of:
    Accrued liability                                        $    (18,028)    $       (266)    $     (7,928)
    Intangible asset (included in other long-term assets)              --               --               --
    Accumulated other comprehensive loss                               --               59              351
                                                             ------------     ------------     ------------
    Net amount recognized                                    $    (18,028)    $       (207)    $     (7,577)
                                                             ============     ============     ============

Accumulated benefit obligation:                              $     41,804     $      1,297     $      7,928
                                                             ============     ============     ============

                                                                            SUCCESSER PERIOD
                                                                      Year Ended December 31, 2006
                                                             ----------------------------------------------
                                                               Employees'       LaCross
                                                             Pension Plan     Pension Plan         SERP
                                                             ------------     ------------         ----
Components of net periodic cost:
    Service cost                                             $      3,708     $         --     $         16
    Interest cost                                                   2,848               65              412
    Expected return on plan assets                                 (2,955)             (64)              --
    Recognized net loss                                                --               --              131
    Curtailment                                                      (994)              --               --
                                                             ------------     ------------     ------------
    Net periodic cost                                        $      2,607     $          1     $        559
                                                             ============     ============     ============

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                               February 1, 2005 - December 31, 2005
                                           --------------------------------------------
                                            Employees'       LaCross
                                           Pension Plan    Pension Plan        SERP
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
                                           ============    ============    ============

                                   PREDECESSOR PERIOD
---------------------------------------------------------------------------------------
                                                January 1, 2005 - January 31, 2005
                                           --------------------------------------------
                                            Employees'       LaCross
                                           Pension Plan    Pension Plan        SERP
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
                                           ============    ============    ============

                                                   Year Ended December 31, 2004
                                           --------------------------------------------
                                            Employees'       LaCross
                                           Pension Plan    Pension Plan        SERP
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
                                           ============    ============    ============

The weighted-average actuarial assumptions used to determine net periodic costs for the year ended December 31, 2006, the 2005 Successor Period, the 2005 Predecessor Period and the year ended December 31, 2004, respectively, were:

                                                          SUCCESSOR PERIOD             PREDECESSOR PERIOD
                                                    ---------------------------    --------------------------
                                                     Year Ended    February 1,-    January 1,-    Year Ended
                                                    December 31,   December 31,    January 31,   December 31,
                                                        2006           2005           2005           2004
                                                        ----           ----           ----           ----
Discount rate                                           5.50%          5.75%          5.75%          6.25%
Rate of compensation increase                           4.50%          4.50%          4.50%          4.50%
Expected long-term rate of return on plan assets*       8.50%          8.50%          8.50%          8.50%

* The expected long-term rate of return on plan assets for the LaCross Union Plan for 2004, 2005 and 2006 was 6.50%.

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

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The weighted-average actuarial assumptions used to determine benefit obligations at December 31, 2006 and 2005 were:

                                                   2006            2005
                                                   ----            ----
      Discount rate                                6.00%           5.50%
      Rate of compensation increase                4.50%           4.50%

Plan Assets

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

The Company has established target ranges for the investment of the Employees' Pension Plan assets of 45% to 55% for equities and 45% to 55% for fixed income securities. Within the equity securities asset class, the investment policy provides for investments in a wide range of publicly-traded securities encompassing large, mid-size, and small capitalization stocks. The mix of equity securities allocates approximately 70% to value style investing and approximately 30% to growth style investing. Within the fixed income portfolio, the investment policy provides for investments in a wide range of publicly-traded debt securities consisting of investment grade, liquid securities such as certificates of deposit, commercial paper, U.S. Treasury bills and other Treasury obligations, government agency paper, and high quality, short-term corporate securities.

The Company has currently established a policy of investing 100% of the assets of the LaCross Pension Plan in fixed income securities as it intends to terminate the plan.

The Company's pension plan weighted-average asset allocations were approximately as follows:

                                                            2006
                                           -------------------------------------
                                            Employees'       LaCross
                                           Pension Plan    Pension Plan    SERP
                                           ------------    ------------    ----
Asset Category
     Equity Securities                           53%             0%           0%
     Debt Securities                              0%             0%           0%
     US Government Obligations                   37%             0%           0%
     Other (Principally Cash and Money
       Market Funds)                             10%           100%         100%
                                                ---            ---          ---
     Total                                      100%           100%         100%
                                                ===            ===          ===

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                            2005
                                           -------------------------------------
                                            Employees'       LaCross
                                           Pension Plan    Pension Plan    SERP
                                           ------------    ------------    ----
Asset Category
     Equity Securities                           51%             0%           0%
     Debt Securities                             40%             0%           0%
     US Government Obligations                    0%             0%           0%
     Other (Principally Cash and Money
       Market Funds)                              9%           100%         100%
                                                ---            ---          ---
     Total                                      100%           100%         100%
                                                ===            ===          ===

Employer Contributions

The Company expects to contribute approximately $2,963 and $890 to its Employees' Pension Plan and SERP, respectively, in 2007. Contributions to the SERP will be made from the existing assets in the SERP trust. In connection with the termination of the LaCross Pension Plan, the Company intends to fully fund the final distribution of benefits expected to approximate $250 to $350.

Expected Benefit Payments

                                            Employees'       LaCross
                                           Pension Plan    Pension Plan    SERP
                                           ------------    ------------    ----
                     2007                    $ 1,675           $ 93       $  890
                     2008                      1,771             93          881
                     2009                      1,905             94          834
                     2010                      2,055             92          785
                     2011                      2,256             91          772
                  Thereafter                  15,985            465        3,208

Minimum pension liabilities for the underfunded Employees' Pension Plan and SERP are included in the long-term pension liability on the accompanying consolidated balance sheets. The minimum pension liability of $291 and $410 at December 31, 2006 and 2005, respectively, has been recorded with a corresponding amount of accumulated other comprehensive losses of $291 and $410 at December 31, 2006 and 2005, respectively, net of deferred income taxes of $115 and $162, respectively.

In 2004, the Company contributed to a multi-employer pension plan for the benefit of its former union employees. This plan was a defined benefit plan based on years of service and the costs recognized for 2004 were approximately $65. In 2004, all union employees were terminated, in association with the relocation of manufacturing operations from Farmingdale, New York to Rocky Point, North Carolina. See Note 13 for further information on this relocation.

The Company maintains a defined contribution plan for the benefit of its Canadian employees. The costs recognized for 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004 were approximately $115, $97, $7 and $98 in U.S. dollars, respectively.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(b) Employee Stock Ownership Plan

The Predecessor Company had an employee stock ownership plan and related trust, covering substantially all full-time non-union employees. Under the terms of the plan, the Predecessor Company made contributions to the trust in cash, shares of Predecessor Company stock or other property in amounts as determined by the Board of Directors. The Board of Directors authorized contributions of $300 for 2004. On December 16, 2004, the Predecessor Company funded its 2004 contribution of $300 to the employee stock ownership trust with cash.

On January 27, 2005, all shares of Del Laboratories, Inc. capital stock held in the employee stock ownership trust were exchanged for cash of $35 per share and the plan was terminated. All participants became fully vested and were given various alternatives for the distribution of their balances.

(c) Employee 401(k) Savings Plan

The Company maintains an Employee 401(k) Savings Plan (the "401(K) Plan"). The 401(K) plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation on the first day of the month following the date of hire and having attained the age of twenty-one. The 401(K) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company retains the right to make optional contributions for any plan year. Optional contributions were not made by the Company in 2006, the 2005 Successor Period, the 2005 Predecessor Period or 2004.

The 401(K) plan has been redesigned, effective April 2, 2007, as a result of the Company's amendment of its Employee Pension Plan. The following represent the material changes to the 401(K) plan: (i) automatic enrollment for all eligible employees; (ii) Company matching contributions of employee's contributions up to 3% of eligible compensation, and 50% of the next 2% contributed; and (iii) a Company additional automatic contribution of 3% of eligible compensation for employees who on April 1, 2007 were at least 50 years of age and had 10 or more years of vesting service.

(11) Shareholders' Equity

(a) Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" . SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements. The Company adopted SFAS 123(R) using the modified prospective transition method. Accordingly, the Company applied the provisions of SFAS No. 123(R) to all awards granted subsequent to December 31, 2005 and will apply the provisions to awards previously granted to the extent that these awards are subsequently modified, repurchased or cancelled.

Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and accounted for stock-based compensation for stock options issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Under APB No. 25, no compensation expense was recognized for employee stock option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant. SFAS No. 123 required that the Company provide pro forma information regarding net earnings as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation. In determining such fair values, the Company used the Black-Scholes option-pricing model to determine the pro forma effect. The Company did not issue any new options during 2005 or 2004.

                                               Successor Period          Predecessor Period
                                               ----------------          ------------------
                                              February 1, 2005-  January 1, 2005-      Year Ended
                                              December 31, 2005  January 31, 2005  December 31, 2004
                                              -----------------  ----------------  -----------------
                                                 (Restated)                           (Restated)
Net earnings (loss)                               $(15,844)          $ 1,977           $ 14,678
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards net of related tax effects                --              (125)            (1,875)
                                                  --------           -------           --------
Pro forma net earnings (loss)                     $(15,844)          $ 1,852           $ 12,803
                                                  ========           =======           ========

As a result of the acquisition and pursuant to the terms of the 1994 Stock Plan, all outstanding unvested options of the Predecessor Company became fully-vested and exercisable. As of the acquisition date, there were 2,152 options outstanding, of which 1,727 were fully vested and 425 unvested. The Predecessor Company acquired all of the outstanding options at $35 per share, less the exercise price of the stock option. The Successor Company did not issue any stock options during the 2005 Successor Period nor were any options exercised. The total intrinsic value of options exercised during the 2005 Predecessor Period and 2004 was $145 and $1,823, respectively.

Option Incentive Plan

Effective January 27, 2005, DLI Holding Corp. adopted a new stock option incentive plan (the "Option Incentive Plan"). The Option Incentive Plan provides for grants of two types of options to officers or key employees of the Company:
Service Options and Exit Options.

      (a) Service Options generally become exercisable in three equal annual installments commencing on the first anniversary of the grant date. However, vesting of service options granted during the three months ended March 31, 2006 commenced on the later of January 27, 2005 or the employees hire date; and

      (b) Exit Options (performance options) generally become exercisable only if Kelso is able to sell its equity investment in DLI LLC at a price equal to at least two times its initial investment and achieves at least a 14% internal rate of return (the "Floor Value"), subject to certain exceptions. All Exit Options will become exercisable if Kelso is able to sell its equity investment in DLI LLC at a price equal to at least four times its initial investment and will become partially exercisable on a ratable basis at a price in excess of the Floor Value.

Under the Option Incentive Plan, 180,000 options are reserved for issuance which represents approximately 4.3% of the outstanding shares of DLI Holding Corp. common stock as of the effective date of the Merger. Under the Incentive Plan, 33% of the granted options are Service Options and 67% are Exit Options.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The exercise price of each option under the Option Incentive Plan is determined by the compensation committee, provided that the exercise price cannot be less than the fair market value of the DLI Holding Corp. common stock on the date of grant. While the Option Incentive Plan provides that the compensation committee may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code, it is anticipated that all options granted under the Option Incentive Plan will be non-qualified stock options for federal income tax purposes. The options will expire ten years from the grant date. Options are not transferable other than by will or by the laws of descent and distribution or, if permitted by the compensation committee.

Unless otherwise determined by the compensation committee at the time of grant, upon a change in control (as defined in the Option Incentive Plan), each outstanding Service Option (whether or not then exercisable), together with any outstanding Exit Option that, prior to or in connection with such Change in Control, has become exercisable, will be canceled in exchange for a payment in cash of an amount equal to the excess of the price paid in the Change in Control transaction over the exercise price of such option. All remaining Exit Options that have not become exercisable at the time of the Change in Control will be canceled. Notwithstanding the foregoing, as provided in the option agreement, no compelled exercise, cancellation, acceleration of exercisability, vesting, cash settlement or other payment will occur upon a Change in Control with respect to any option if the compensation committee reasonably determines in good faith prior to the Change in Control that such option will be honored or assumed, or new rights substituted therefore by a participant's employer (or the parent or a subsidiary of such employer) immediately following the Change in Control. To be approved by the compensation committee, any honored, assumed or new rights must provide the participant with equivalent or better rights and entitlements than the rights available under the current options, have substantially equivalent economic value to the current options and have terms and conditions which provide that in the event the participant's employment is involuntarily terminated following a Change in Control, any conditions on a participant's rights or restrictions on transfer or exercisability (including vesting) will be waived or lapse.

A summary of option activity under the Option Incentive Plan as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

                                                               Weighted-
                                                                Average
                                               Weighted-       Remaining    Aggregate
                                                Average       Contractual   Intrinsic
          Service Options           Shares   Exercise Price      Term       Value (1)
          ---------------           ------   --------------      ----       ---------
Outstanding at January 1, 2006          --       $   --                      $   --
     Granted                        46,234        35.00                         694
     Exercised                          --           --
     Forfeited                      (1,817)       35.00                         (27)
                                    ------                                   ------
Outstanding at December 31, 2006    44,417       $35.00        9.2 years     $  667
                                    ======       ======        =========     ======
Exercisable at December 31, 2006    11,356       $35.00        9.2 years     $  170
                                    ======       ======        =========     ======

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                               Weighted-
                                                                Average
                                               Weighted-       Remaining    Aggregate
                                                Average       Contractual   Intrinsic
           Exit Options             Shares   Exercise Price       Term      Value (1)
           ------------             ------   --------------       ----      ---------
Outstanding at January 1, 2006          --       $    --                     $   --
  Granted                           92,466         35.00                      1,387
  Exercised                             --            --                         --
  Forfeited                         (3,633)        35.00                        (54)
                                    ------                                   ------
Outstanding at December 31, 2006    88,833       $ 35.00       9.2 years     $1,333
                                    ======       =======       =========     ======

(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. Current market value was developed in consultation with independent valuation specialists.

The weighted-average grant-date fair value of Service Options and Exit Options granted during the year ended December 31, 2006 was $13.04 and $9.49, respectively.

The Company recorded compensation expense of $313 relating to the Service Options for the year ended December 31, 2006. The Company has not recorded compensation expense relating to the Exit Options as the Company has determined it is not probable that the performance conditions contained in the Exit Options will be achieved. Compensation expense relating to the fair value of the Exit Options will be measured and recorded upon the occurrence of a change in control. As of December 31, 2006, the total unrecognized compensation cost related to the non-vested Service Options was $270 and the related weighted-average period over which this cost is expected to be recognized is approximately 1.6 years.

The fair value of each Service Option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in the calculations for the year ended December 31, 2006: dividend yield 0%; expected life of 3.8 years; risk-free interest rate 4.73%; and expected volatility of 45%. Because the Company's common stock is not publicly traded, the expected volatility used was determined based on an examination of the historical volatility of the stock price of the Predecessor Company; the historical and implied volatility of the stock prices of selected comparable companies and the nature of those companies; and other relevant factors.

The fair value of each Exit Option granted was estimated on the date of grant using a lattice-based valuation model with the following weighted average assumptions in the calculations for the year ended December 31, 2006: dividend yield 0%; expected life of 3.8 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rate of 1.5%; risk-free interest rate 4.73%; and expected volatility of 45%.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Override Units

Certain of the Company's executives made an investment in DLI LLC, and have been granted certain profit interests (the "Override Units") in DLI LLC, the indirect parent of the Company. The Override Units have two sub-classes: Operating Units and Value Units. Subject to forfeiture and participation provisions (including the applicable Benchmark Amount of $32.718857) as detailed in the DLI LLC Agreement, the holders of Override Units will have voting rights with respect to their Override Units and shall have the rights with respect to profits and losses of DLI LLC and distributions from DLI LLC as set forth in the DLI LLC Agreement. The Override Units are not convertible into common stock and are not saleable or generally transferable.

DLI LLC's board approved 294,486 Override Units, as defined available for grant, of which 201,778 Override Units were granted as of December 31, 2005 and an additional 92,707 Override Units were granted on January 31, 2006. The Override Units were granted to Company executives at no cost to the executives.

In total, thirty three percent of the Override Units granted were Operating Units which may be forfeited, on a pro-rata basis, if any executive ceases to be employed by the Company during the three year period following the grant of such Operating Units. The remaining sixty seven percent of the Override Units granted were Value Units which participate in distributions only upon certain change of control or liquidation events and only if, upon the occurrence of such an event, Kelso receives an internal rate of return, compounded annually, on its investment in DLI LLC of at least 14% and the Final Value, as defined in the DLI LLC Agreement, is at least greater than two times the Initial Price, as defined in the DLI LLC Agreement. All Value Units will participate in distributions if the Final Value is at least four times the Initial Price, and the Value Units will participate in distribution on a ratable basis in the event that the Final Value is greater than two times but less than four times the Initial Price. Value Units granted to an executive are subject to forfeiture if the executive ceases to be employed by the Company prior to a change in control. Value Units not eligible to participate in distributions are automatically forfeited. Each Operating Unit that has not been forfeited will automatically convert into one Value Unit on the tenth anniversary of its issuance. After the tenth anniversary of the date of issuance, all Value Units will only participate in distributions if Kelso receives an internal rate of return, compounded annually, on its investment in DLI LLC of at least 14% and the Final Value is at least greater than twelve times the Initial Price. If the Final Value is greater than ten times, but less than twelve times the Initial Price, the Value Units will participate in the distribution on a ratable basis.

A summary of the Override Units granted as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

                                                                      Grant-Date
                    Operating Units                          Units    Fair Value
                    ---------------                          -----    ----------
Operating Units subject to forfeiture at January 1, 2006     70,896     $14.53
     Granted                                                 27,266      13.99
     Exempt from forfeiture                                 (50,445)     14.46
     Forfeited                                                   --         --
                                                             ------
Operating Units subject to forfeiture at December 31, 2006   47,717     $14.30
                                                             ======     ======

                                                                      Grant-Date
                      Value Units                            Units    Fair Value
                      -----------                            -----    ----------
Value Units subject to forfeiture at January 1, 2006        130,882     $14.53
     Granted                                                 65,441      10.18
     Exempt from forfeiture                                      --         --
     Forfeited                                                   --         --
                                                            -------
Value Units subject to forfeiture at December 31, 2006      196,323     $13.08
                                                            =======     ======

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Total compensation expense recorded in connection with the Operating Units was $457 and $311 (restated) for the year ended December 31, 2006 and the 2005 Successor Period, respectively. The Company has not recorded compensation expense relating to the Value Units as the Company has determined it is not probable that the performance conditions contained in the Value Units will be achieved. Compensation expense relating to the fair value of the Value Units will be measured and recorded upon the occurrence of a change in control. As of December 31, 2006, the total unrecognized compensation cost related to Operating Units subject to forfeiture was $631 and the related weighted-average period over which this cost is expected to be recognized is approximately 1.5 years.

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

(b) Stock Repurchase

On February 15, 2007, DLI Holding Corp. and DLI LLC entered into an Equity Settlement Agreement (the "Equity Settlement Agreement") with William McMenemy, a director and former officer of the Company. Pursuant to the Equity Settlement Agreement, DLI Holding Corp. agreed to pay Mr. McMenemy a total of $2,000 to repurchase (i) 571.42 shares of the common stock of DLI Holding Corp. (the "Shares") and (ii) options to purchase 134,821 shares of the common stock of DLI Holding Corp. ("the Options"). The payment was funded by the Company. Also in connection with this transaction, Mr. McMenemy agreed to forfeit the 5,454.42 operating units he held in DLI LLC. The Shares were repurchased pursuant to the terms of the Transition Arrangements Agreement, dated as of August 15, 2005, among Mr. McMenemy, DLI Holding Corp. and DLI LLC. The Options were repurchased pursuant to the Rollover Stock Option Agreement, dated as of January 27, 2005, between DLI Holding Corp. and Mr. McMenemy. The Shares, the Options, and the operating units in DLI LLC constituted Mr. McMenemy's entire equity interest in the Company and its affiliates.

(12) Accrued Liabilities

Accrued liabilities at December 31, 2006 and 2005 consisted of the following:

                                                          2006          2005
                                                          ----          ----
                                                                     Restated

Salaries, wages, commissions and employee benefits      $10,641       $ 5,666
Pension liabilities, current portion                      3,853         5,776
Interest                                                  9,226         9,038
Advertising and promotion costs                          13,925        10,744
Plant closure liabilities (note 13)                         377         2,381
Other                                                     9,625         7,510
                                                        -------       -------
                                                        $47,647       $41,115
                                                        =======       =======

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13) Restructuring and Severance

On May 30, 2003, the Company announced the formal plan for the transfer of its principal manufacturing operations, for both the Cosmetic and Pharmaceutical segments, to Rocky Point, North Carolina from Farmingdale, New York. Pursuant to the Company's formal severance policy for non-union employees and, severance benefits due under the union contract resulting from the plant closure, a charge of $2,033 for severance costs and related benefits for approximately 360 union and non-union employees associated with this move was recorded during 2003, net of adjustments of $59 to the initial accrual. Additional severance benefits earned by employees terminated were recognized as a charge in the financial statements as such severance benefits were earned. During 2004, charges of $20 were recorded for such earned severance benefits, net of adjustments of $69 to the initial accrual. During 2005, a provision of $4 was recorded for such earned severance benefits. During 2005 and 2004, $(3) and $135, respectively, of relocation and other move related costs were expensed as incurred. As of December 31, 2005, all union and non-union employees had been terminated and $2,057 in severance benefits was paid.

On August 15, 2005, Mr. McMenemy resigned as President and Chief Executive Officer effective August 19, 2005 but remained on the Board of Directors of the Company. Also in August 2005, the Company announced a workforce reduction program which was implemented in September 2005 to streamline the Company's organization and reduce costs. As of December 31, 2005, 55 positions, including long-term consultants were eliminated. Pursuant to Mr. McMenemy's severance agreement and the Company's formal severance policy, a charge of $2,003 of severance costs and related benefits was recorded during the 2005 Successor Period of which $1,732 was paid as of December 31, 2006 and an adjustment to the accrual of $(132) was recorded. The balance has been paid. During 2006, additional severance costs of $598 were recorded, of which $547 was paid as of December 31, 2006. The balance has been paid.

On January 13, 2006, the Company announced that it planned to cease the manufacturing activities at its facility in Little Falls, New York. The Company transferred a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and outsourced the remainder. The Company has converted the Little Falls facility to a warehouse to store a portion of its inventory and is in the process of closing several of its short-term leased warehouse facilities in upstate New York.

Pursuant to the Company's formal severance policy, a charge of $1,243 for severance costs and related benefits for approximately 289 employees was recorded in December 2005 in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Additional severance benefits earned for future services by employees being terminated were recognized as a charge in the consolidated financial statements as such severance benefits were earned. During the year ended December 31, 2006, a charge of $289 was recorded for such earned benefits, in addition to an adjustment of $(123) to the initial accrual. Also during the year ended December 31, 2006, the Company recorded charges to cost of goods sold of $392 related to moving costs for relocated inventory, break down, moving and start-up costs associated with equipment transfers and other related charges. As of December 31, 2006, $1,221 of severance benefits has been paid and all employees have been terminated. During 2006, $52 of relocation costs was expensed as incurred. Any additional relocation costs will be charged to the Cosmetic segment. Remaining cash payments relating to severance costs and related benefits of approximately $188 are expected to be made through the end of the second quarter of 2007.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

A summary of the activity in the accrual for the Little Falls restructuring is as follows:

         Balance at December 31, 2005                        $1,243
                     Provision                                  289
                     Payments                                (1,221)
                     Adjustments                               (123)
                                                             ------
         Balance at December 31, 2006                        $  188
                                                             ======

In January 2007, the Company sold land and buildings located in Little Falls, New York to an unrelated third party for $2,999 and leased back the properties for a six year term. The land and buildings had a net book value of $3,118 as of December 31, 2006. In connection with this sale, the Company recorded an impairment loss of approximately $347 in 2006.

On February 12, 2007, the Company announced plans to transfer the manufacturing activities currently performed at its plant in Canajoharie, New York (the "Canajoharie Plant") to independent contractors in North Carolina. The transfer, which will result in the termination of approximately 80 employees, will be conducted in phases beginning by mid April 2007, and is expected to be completed by June 1, 2007. As a result, the Company expects to record a first quarter 2007 pre-tax charge of approximately $600 to $800, consisting primarily of severance and employee related charges, with cash payouts occurring throughout the balance of 2007. The Company anticipates utilizing the Canajoharie Plant for warehousing and office requirements at this time.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(14) Commitments and Contingencies

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

The Company leases executive office space, furniture, data processing equipment, transportation equipment and warehouse space under terms of leases expiring through 2015. Rent expense under these operating leases aggregated approximately $7,171, $6,203, $486 and $6,488 in 2006, the 2005 Successor Period, the 2005
Predecessor Period and 2004, respectively. The Company's obligations under non-cancelable leases are summarized as follows:

                    2007                          $ 4,904
                    2008                            4,630
                    2009                            3,612
                    2010                            3,545
                    2011                            3,629
                    Thereafter                     10,617
                                                  -------
                                                  $30,937
                                                  =======

On December 16, 2005, the Company entered into two agreements with a third party. The first agreement stipulated that the Company sell inventory in exchange for $1,000 in cash. The second agreement stipulated that the Company is to purchase approximately $6,400 of advertising from the third party during a period not to extend beyond March 2009. The inventory sold was deemed to have no value. The Company recognized a deferred liability in connection with the transaction in the amount of $1,000 which was reflected on the consolidated balance sheet as of December 31, 2005. The deferred liability is being recognized ratably as a reduction to advertising expense as the advertising is incurred.

On January 27, 2005, DLI Holding Corp. entered into a financial advisory agreement with Kelso to provide consulting and advisory services to the Company in exchange for fees of $1,200 per year, plus out of pocket expenses, commencing on that date with a term ending on the date on which Kelso and its affiliates ceases to own any share of common stock of the Company. These fees and expenses are payable by the Company. In 2006, the Company paid $12 of fees and expenses and has accrued $1,800 at December 31, 2006 for fees relating to 2006 and the 2005 Successor Period.

In addition, in connection with the Merger, an advisory fee was paid to Kelso in the amount of $3,200 of which $1,920 has been included in the determination of the purchase price and $1,280 has been capitalized as deferred financing fees in connection with the issuance of the Subordinated Notes.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(15) Financial Instruments

The carrying value of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.

The carrying value of the Company's borrowings under the ABL Credit Facility approximates fair value as such borrowings bear variable interest rates which fluctuate with market conditions.

The fair value of the Subordinated Notes was less than the carrying value at December 31, 2006 by approximately $10,938 and the fair value of the Notes exceeded the carrying value at December 31, 2006 by approximately $6,938. The fair values of both notes are based upon their fair market prices at December 31, 2006. The Company continually evaluates the benefits of refinancing versus the related prepayment penalties. Because considerable judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amount.

(16) Sale of Property

In June 2006, the Company sold land and a building located in Newark, New Jersey to an unrelated third party for net proceeds of $493 and incurred additional closing costs of $2. The land and building had a net book value of $450, resulting in a gain on the sale of $41.

On November 29, 2005, the Company sold 1,180 shares of capital stock in The Carlyle, LLC and assigned the proprietary lease of the Apartment allocated to Suite 1002-4 in the building commonly known as The Hotel Carlyle in New York, New York to an unrelated third party for net proceeds of $567. The shares of the capital stock had a book value of $12 resulting in a gain on the sale of $555.

On February 13, 2002, the Company sold 13.5 acres of vacant land in Farmingdale, New York to an unrelated third party. In connection with this sale, an option was granted to the buyer for the remaining 8.5 acres of improved land and buildings owned by the Company which was exercised by the buyer on June 30, 2004. The improved land and buildings were sold for net proceeds of $4,367. The improved land and buildings had a book value of $4,513 resulting in a loss on the sale of $146.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

(17) Comprehensive Income (Loss)

The Company's items of other comprehensive income (loss) include a foreign currency translation adjustment, a minimum pension liability adjustment, net of the related tax effect and a change in the fair value of the interest rate Collar, net of the related tax effect. The components of accumulated other comprehensive income (loss) at December 31, 2006, December 31, 2005, January 31, 2005 and December 31, 2004 are as follows:

                                                           Accumulated Other Comprehensive Income (Loss)
                                                   ------------------------------------------------------------
                                                     Foreign           Minimum        Change in
                                                     Currency          Pension      Fair Value of
                                                   Translation        Liability     Interest Rate
                                                    Adjustment       Adjustment         Collar           Total
                                                    ----------       ----------         ------           -----
                                                     Restated         Restated                         Restated
PREDECESSOR PERIOD:
Balance at December 31, 2003                         $    194         $ (3,064)        $     --        $ (2,870)

Foreign currency translation adjustment                   678               --               --             678
Minimum pension liability adjustment,
     net of taxes of $530                                  --             (580)              --            (580)
                                                     --------         --------         --------        --------

Balance at December 31, 2004                              872           (3,644)              --          (2,772)

Foreign currency translation adjustment                  (347)              --               --            (347)
Elimination of predecessor period balances               (525)           3,644               --           3,119
                                                     --------         --------         --------        --------

Balance at January 31, 2005                                --               --               --              --

SUCCESSOR PERIOD:

Foreign currency translation adjustment                   621               --               --             621
Minimum pension liability adjustment,
     net of taxes of $154                                  --             (256)              --            (256)
                                                     --------         --------         --------        --------

Balance at December 31, 2005                              621             (256)              --             365

Foreign currency translation adjustment                   (18)               --               --            (18)
Minimum pension liability adjustment,
     net of taxes of $(47)                                 --               72               --              72
Change in fair value of interest rate Collar,
     net of taxes of $1                                    --               --                2               2
                                                     --------         --------         --------        --------

Balance at December 31, 2006                         $    603         $   (184)        $      2        $    421
                                                     ========         ========         ========        ========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(18) Segment Information

The Company operates in two segments, Cosmetic and Pharmaceutical, that have been organized by the products and services they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary oral analgesics, oral hygiene, eye/ear products, and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income. Certain assets, including property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments; depreciation of unallocated assets is charged to the Cosmetic segment.

                                                       Successor Period            Predecessor Period
                                                       ----------------            ------------------
                                                  Year Ended    Feb 1, 2005-   Jan 1, 2005-    Year Ended
                                                 Dec 31, 2006   Dec 31, 2005   Jan 31, 2005   Dec 31, 2004
                                                 ------------   ------------   ------------   ------------
                                                                  Restated                      Restated
Net sales
                Cosmetic                          $  338,652     $  300,284     $   14,756     $  314,094
                Pharmaceutical                        88,244         79,074          3,450         81,080
                                                  ----------     ----------     ----------     ----------
                Consolidated                      $  426,896     $  379,358     $   18,206     $  395,174
                                                  ----------     ----------     ----------     ----------

Operating income (loss)
                Cosmetic                          $   (7,643)    $   (8,653)    $  (17,714)    $   12,709
                Pharmaceutical                        14,271         10,474         (4,247)        15,527
                                                  ----------     ----------     ----------     ----------
                Consolidated                           6,628          1,821        (21,961)        28,236
                                                  ----------     ----------     ----------     ----------

Gain (loss) on sale of property                           41            555             --           (146)
Loss on early extinguishment of debt                      --          6,449             --             --
Interest expense, net                                 37,132         27,661            264          3,584
Other income (expense), net                              313            531           (232)           331
                                                  ----------     ----------     ----------     ----------
Earnings (loss) before income taxes               $  (30,150)    $  (31,203)    $  (22,457)    $   24,837
                                                  ==========     ==========     ==========     ==========
Depreciation and amortization
                Cosmetic                          $   12,456     $    9,094     $      707     $    8,041
                Pharmaceutical                         3,210          2,684             41            461
                                                  ----------     ----------     ----------     ----------
                Consolidated                      $   15,666     $   11,778     $      748     $    8,502
                                                  ==========     ==========     ==========     ==========

Amortization of display fixtures
                Cosmetic                          $   10,427     $    8,439     $      764     $    8,970
                Pharmaceutical                            --             --             --             --
                                                  ----------     ----------     ----------     ----------
                Consolidated                      $   10,427     $    8,439     $      764     $    8,970
                                                  ==========     ==========     ==========     ==========

Expenditures for property, plant and equipment
  and long-lived assets
                Cosmetic                          $    7,135     $    5,835     $      797     $    2,305
                Pharmaceutical                           312            492             --            469
                Corporate (unallocated assets)            --             --             --          6,756
                                                  ----------     ----------     ----------     ----------
                Consolidated                      $    7,447     $    6,327     $      797     $    9,530
                                                  ==========     ==========     ==========     ==========

                                                                     As of December 31,
                                                  -------------------------------------------------------
                                                     2006           2005                          2004
                                                  ----------     ----------                    ----------
                                                                  Restated                      Restated
Identifiable assets
                Cosmetic                          $  526,243     $  549,065                    $  209,945
                Pharmaceutical                       163,531        163,102                        26,150
                Corporate (unallocated assets)            --             --                        38,473
                                                  ----------     ----------                    ----------
                Consolidated                      $  689,774     $  712,167                    $  274,568
                                                  ==========     ==========                    ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Sales to one customer by the Cosmetic and Pharmaceutical segments combined were 27.9%, 27.6%, 26.1% and 25.4% of consolidated net sales for 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004, respectively; combined sales to another customer were 11.6%, 11.1%, 12.5% and 10.5% of consolidated net sales for 2006, the 2005 Successor Period, the 2005 Predecessor Period and 2004, respectively; and combined sales to another customer were 12.0% and 10.4% of consolidated net sales for 2006 and the 2005 Predecessor Period. No other sales to this customer were greater than 10% in the other respective periods.

Three customers accounted for 52.4% and 48.1% of the Company's accounts receivable at December 31, 2006 and 2005, respectively.

The following table displays the Company's net sales from the Company's external customers in the United States, Canada and all other international countries:

                                     Successor Period                          Predecessor Period
                                     ----------------                          ------------------
                             Year Ended       February 1, 2005-      January 1, 2005-        Year Ended
                         December 31, 2006    December 31, 2005      January 31, 2005    December 31, 2004
                         -----------------    -----------------      ----------------    -----------------
                                                  (Restated)                                 (Restated)
Net sales
  United States               $353,167             $321,541              $ 15,405             $337,179
  Canada                        38,950               34,550                 1,668               37,121
  Other International           34,779               23,267                 1,133               20,874
                              --------             --------              --------             --------
                              $426,896             $379,358              $ 18,206             $395,174
                              ========             ========              ========             ========

The following table displays the Company's long-lived assets (net) located in the United States, Canada and all other international countries:

                                              As of December 31,
                                      ---------------------------------
                                        2006         2005         2004
                                        ----         ----         ----

        Long-lived assets (net)
          United States               $40,900      $44,928      $43,090
          Canada                        3,721        4,038        3,664
          Other International              26           27           15
                                      -------      -------      -------
                                      $44,647      $48,993      $46,769
                                      =======      =======      =======

Operating loss for 2006 and the 2005 Successor Period includes severance expense of $466 and $2,003, respectively, associated with the workforce reduction program. Of these amounts, $466 and $1,641 were charged to the Cosmetic segment in 2006 and the 2005 Successor Period, respectively, and $362 was charged to the Pharmaceutical segment in the 2005 Successor Period. Operating loss for 2006 and the 2005 Successor Period also includes severance expense of $166 and $1,243, respectively, associated with the closure of the Little Falls manufacturing facility which was all charged to the Cosmetic segment.

Operating income for 2004 includes severance expense of $20. Of this amount, $13 was charged to the Cosmetic segment and $7 was charged to the Pharmaceutical segment.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2006. Please refer to Note 3 for additional information on the restatements.

The following tables set forth the Company's balance sheets as of March 31, June 30, and September 30, 2006 and as of March 31, June 30, and September 30, 2005, restated to correct adjustments described in Note 3. In addition, the 2006 and 2005 quarterly balance sheets were adjusted to reflect the final adjustments recorded in connection with purchase accounting.

                                                                      MARCH 31, 2006
                                                    --------------------------------------------------
                                                    As Previously
                                                      Reported          Adjustments         Restated
                                                      --------          -----------         --------
Accounts receivable                                  $   78,201         $  (20,028)        $   58,173
Deferred income taxes                                    11,153              6,459             17,612
Total current assets                                    217,207            (13,569)           203,638
Property, plant and equipment, net                       48,504                 --             48,504
Goodwill                                                127,987             17,331            145,318
Deferred income taxes                                    29,881                522             30,403
Total assets                                            712,880              4,284            717,164
Accrued liabilities                                      35,628              3,269             38,897
Total current liabilities                                67,686              3,269             70,955
Deferred income taxes                                   106,963             (4,850)           102,113
Total liabilities                                       592,057             (1,581)           590,476
Additional paid-in capital                              145,524                190            145,714
Accumulated other comprehensive income                      550                (79)               471
Accumulated deficit                                     (25,251)             5,754            (19,497)
Total shareholders' equity                              120,823              5,865            126,688
Total liabilities and shareholders' equity              712,880              4,284            717,164

                                                                       JUNE 30, 2006
                                                    --------------------------------------------------
                                                    As Previously
                                                      Reported          Adjustments         Restated
                                                      --------          -----------         --------
Accounts receivable                                  $   80,635         $  (19,765)        $   60,870
Deferred income taxes                                    11,153              6,341             17,494
Total current assets                                    212,737            (13,424)           199,313
Property, plant and equipment, net                       46,649                 --             46,649
Goodwill                                                127,987             17,331            145,318
Deferred income taxes                                    31,656                522             32,178
Total assets                                            705,793              4,429            710,222
Accrued liabilities                                      39,686              3,550             43,236
Total current liabilities                                69,321              3,550             72,871
Deferred income taxes                                   107,094             (4,850)           102,244
Total liabilities                                       585,463             (1,300)           584,163
Additional paid-in capital                              145,936                 --            145,936
Accumulated other comprehensive income                    1,490                (80)             1,410
Accumulated deficit                                     (27,096)             5,809            (21,287)
Total shareholders' equity                              120,330              5,729            126,059
Total liabilities and shareholders' equity              705,793              4,429            710,222

                                                                    SEPTEMBER 30, 2006
                                                    --------------------------------------------------
                                                    As Previously
                                                      Reported          Adjustments         Restated
                                                      --------          -----------         --------
Accounts receivable                                  $   73,970         $  (20,504)        $   53,466
Deferred income taxes                                    10,209              8,478             18,687
Total current assets                                    201,701            (12,026)           189,675
Property, plant and equipment, net                       45,460                 --             45,460
Goodwill                                                129,295             16,023            145,318
Deferred income taxes                                    33,280               (815)            32,465
Total assets                                            695,134              3,182            698,316
Accrued liabilities                                      38,812              3,375             42,187
Total current liabilities                                68,673              3,375             72,048
Deferred income taxes                                   108,178             (5,980)           102,198
Total liabilities                                       574,881             (2,605)           572,276
Additional paid-in capital                              146,097                 --            146,097
Accumulated other comprehensive income                    1,084                (79)             1,005
Accumulated deficit                                     (26,928)             5,866            (21,062)
Total shareholders' equity                              120,253              5,787            126,040
Total liabilities and shareholders' equity              695,134              3,182            698,316

                                                                      MARCH 31, 2005
                                                    --------------------------------------------------
                                                    As Previously
                                                      Reported          Adjustments         Restated
                                                      --------          -----------         --------
Accounts receivable                                  $   79,636         $  (25,966)        $   53,670
Inventories                                             121,159              4,442            125,601
Deferred income taxes                                    25,175             10,623             35,798
Total current assets                                    248,745            (10,901)           237,844
Property, plant and equipment, net                       50,107             (1,147)            48,960
Goodwill                                                146,220               (902)           145,318
Other assets                                             29,424              2,238             31,662
Deferred income taxes                                    20,213              2,882             23,095
Total assets                                            757,934             (7,830)           750,104
Accrued liabilities                                      27,411              6,281             33,692
Total current liabilities                                76,823              6,281             83,104
Long-term pension liability                              22,143                (10)            22,133
Deferred income taxes                                   146,494            (17,261)           129,233
Total liabilities                                       618,194            (10,990)           607,204
Additional paid-in capital                              142,658              2,497            145,155
Accumulated other comprehensive income                      262                (89)               173
Accumulated deficit                                      (3,222)               752             (2,470)
Total shareholders' equity                              139,740              3,160            142,900
Total liabilities and shareholders' equity              757,934             (7,830)           750,104

                                                                       JUNE 30, 2005
                                                    --------------------------------------------------
                                                    As Previously
                                                      Reported          Adjustments         Restated
                                                      --------          -----------         --------
Accounts receivable                                  $   90,621         $  (24,821)        $   65,800
Inventories                                             114,946                272            115,218
Deferred income taxes                                    26,818             13,534             40,352
Total current assets                                    254,980            (11,015)           243,965
Property, plant and equipment, net                       50,022               (835)            49,187
Goodwill                                                132,763             12,555            145,318
Other assets                                             28,262              2,297             30,559
Deferred income taxes                                     5,889             11,001             16,890
Total assets                                            733,829             14,003            747,832
Accrued liabilities                                      30,367              6,761             37,128
Total current liabilities                                80,452              6,761             87,213
Long-term pension liability                              22,143                (10)            22,133
Deferred income taxes                                   124,525             (2,758)           121,767
Total liabilities                                       604,327              3,993            608,320
Additional paid-in capital                              142,659              2,581            145,240
Accumulated other comprehensive income                      137                (92)                45
Accumulated deficit                                     (13,336)             7,521             (5,815)
Total shareholders' equity                              129,502             10,010            139,512
Total liabilities and shareholders' equity              733,829             14,003            747,832

                                                                    SEPTEMBER 30, 2005
                                                    --------------------------------------------------
                                                    As Previously
                                                      Reported          Adjustments         Restated
                                                      --------          -----------         --------
Accounts receivable                                  $   83,532         $  (22,990)        $   60,542
Inventories                                             111,061                 --            111,061
Deferred income taxes                                     5,516             29,100             34,616
Total current assets                                    221,728              6,110            227,838
Property, plant and equipment, net                       49,790               (850)            48,940
Goodwill                                                140,810              4,508            145,318
Other assets                                             30,190                (55)            30,135
Deferred income taxes                                    26,946             (2,852)            24,094
Total assets                                            730,064              6,861            736,925
Accrued liabilities                                      27,727              5,785             33,512
Total current liabilities                                74,778              5,785             80,563
Long-term pension liability                              21,349                (10)            21,339
Deferred income taxes                                   122,663             (2,390)           120,273
Total liabilities                                       595,546              3,385            598,931
Additional paid-in capital                              145,141                226            145,367
Accumulated other comprehensive income                      781                (93)               688
Accumulated deficit                                     (11,404)             3,343             (8,061)
Total shareholders' equity                              134,518              3,476            137,994
Total liabilities and shareholders' equity              730,064              6,861            736,925

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables present the effects of the adjustments made to the Company's previously reported quarterly financial information for the year ended December 31, 2006 and for the 2005 Successor Period. There were no effects of these adjustments on the Statement of Operations for the 2005 Predecessor Period. The period October 1, 2006 to December 31, 2006 is presented for comparative purposes.

                                                                             SUCCESSOR PERIOD
                                           -------------------------------------------------------------------------------------
                                                January 1, 2006 - March 31, 2006           February 1, 2005 - March 31, 2005
                                           -----------------------------------------   -----------------------------------------
                                           As Previously                               As Previously
                                              Reported     Adjustments    Restated        Reported     Adjustments    Restated
                                              --------     -----------    --------        --------     -----------    --------
Net sales                                    $   92,125    $    1,045    $   93,170      $   70,917    $      453    $   71,370
Selling and administrative expenses              41,949          (530)       41,419          28,905            (7)       28,898
Operating income (loss)                           1,502         1,575         3,077            (645)          460          (185)
Loss before taxes                                (7,332)        1,575        (5,757)         (5,325)          460        (4,865)
Benefit from income taxes                        (2,823)          719        (2,104)         (2,103)         (292)       (2,395)
Net loss                                         (4,509)          856        (3,653)         (3,222)          752        (2,470)

                                            PREDECESSOR
                                               PERIOD
                                          ----------------
                                          January 1, 2005-
                                          January 31, 2005
                                          ----------------
Net sales                                    $   18,206
Selling and administrative expenses              11,475
Operating income (loss)                         (21,961)
Loss before taxes                               (22,457)
Benefit from income taxes                       (24,434)
Net loss                                          1,977

                                                 April 30, 2006 - June 30, 2006              April 30, 2005 - June 30, 2005
                                           -----------------------------------------   -----------------------------------------
                                           As Previously                               As Previously
                                              Reported     Adjustments    Restated        Reported     Adjustments    Restated
                                              --------     -----------    --------        --------     -----------    --------
Net sales                                    $  112,109    $     (121)   $  111,988      $  108,904    $    1,132    $  110,036
Selling and administrative expenses              47,944          (300)       47,644          44,258           172        44,430
Operating income (loss)                           6,108           179         6,287            (573)          960           387
Loss before taxes                                (2,999)          179        (2,820)         (7,548)          960        (6,588)
Provision for (benefit from) income taxes        (1,154)          124        (1,030)          2,566        (5,809)       (3,243)
Net loss                                         (1,845)           55        (1,790)        (10,114)        6,769        (3,345)

                                              July 31, 2006 - September 30, 2006          July 31, 2005 - September 30, 2005
                                           -----------------------------------------   -----------------------------------------
                                           As Previously                               As Previously
                                              Reported     Adjustments    Restated        Reported     Adjustments    Restated
                                              --------     -----------    --------        --------     -----------    --------
Net sales                                    $  111,606    $     (706)   $  110,900      $  104,792    $    1,585    $  106,377
Selling and administrative expenses              42,910          (145)       42,765          41,158         1,284        42,442
Operating income                                 10,257          (561)        9,696           2,151           301         2,452
Earnings (loss) before taxes                        915          (561)          354          (4,726)          301        (4,425)
Provision for (benefit from) income taxes           747          (618)          129          (6,658)        4,479        (2,179)
Net earnings (loss)                                 168            57           225           1,932        (4,178)       (2,246)

                                              October 1, 2006 - December 31, 2006         October 1, 2005 - December 31, 2005
                                           -----------------------------------------   -----------------------------------------
                                                                                       As Previously
                                                                                          Reported     Adjustments    Restated
                                                                                          --------     -----------    --------
Net sales                                                                $  110,838      $   90,786    $      789    $   91,575
Selling and administrative expenses                                          45,430          42,821           (29)       42,792
Operating loss                                                              (12,432)         (1,651)          818          (833)
Loss before taxes                                                           (21,927)        (16,143)          818       (15,325)
Benefit from income taxes                                                    (8,013)         (6,805)         (737)       (7,542)
Net loss                                                                    (13,914)         (9,338)        1,555        (7,783)

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(20) Condensed Consolidating Financial Information

The Company's obligations related to its ABL Credit Facility, Notes and Subordinated Notes are guaranteed jointly and severally by the Company's direct and indirect present and future domestic restricted subsidiaries (the "Guarantors"). The following financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for domestic subsidiaries of the Company that are Guarantors (collectively,the "Guarantor Subsidiaries") and foreign subsidiaries of the Company that are not Gurantors (collectively, the "Non-Guarantor Subsidiaries"). Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company, the Subsidiary Guarantors and the Subsidiary Nonguarantors are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 2 and include recently adopted accounting pronouncements described in Note 2. See Note 3 for information relating to the restatements.

                           CONSOLIDATING BALANCE SHEET
                                December 31, 2006

                                                                           Guarantor     Non-Guarantor
         ASSETS                                                 Issuer    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                                ------    ------------    ------------   ------------   ------------
Current assets:
         Cash and cash equivalents                            $      343   $     (599)     $      298     $       --     $       42
         Accounts receivable, net                                 49,088        9,799           2,676             --         61,563
         Inventories                                              76,445        8,755          10,331           (469)        95,062
         Deferred income taxes                                    24,008        4,955           1,032             --         29,995
         Prepaid expenses and other current assets                 3,457          494           2,458             --          6,409
                                                              ----------   ----------      ----------     ----------     ----------
                 Total current assets                            153,341       23,404          16,795           (469)       193,071

Property, plant and equipment, net                                39,262        1,638           3,747             --         44,647
Intercompany                                                     134,931     (116,585)        (18,346)            --             --
Intangibles arising from acquisitions, net                       168,118       85,919              --             --        254,037
Goodwill                                                          92,858       47,460           5,000             --        145,318
Other assets                                                      25,801            1           1,860             --         27,662
Note receivable                                                    6,430           --              --         (6,430)            --
Deferred income taxes                                             24,776           --             263             --         25,039
                                                              ----------   ----------      ----------     ----------     ----------
                 Total assets                                 $  645,517   $   41,837      $    9,319     $   (6,899)    $  689,774
                                                              ==========   ==========      ==========     ==========     ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                    $      105   $       --      $       60     $       --     $      165
         Accounts payable                                         33,904        3,746           2,477             --         40,127
         Accrued liabilities                                      38,334        6,794           2,519             --         47,647
                                                              ----------   ----------      ----------     ----------     ----------
                 Total current liabilities                        72,343       10,540           5,056             --         87,939

Long-term debt, less current portion                             369,105           --           1,134             --        370,239
Long-term pension liability, less current portion                 19,943           --              --             --         19,943
Deferred liability                                                 1,492           --              --             --          1,492
Deferred income taxes                                             65,964       32,356             135             --         98,455
Note payable                                                          --           --           6,430         (6,430)            --
                                                              ----------   ----------      ----------     ----------     ----------
                 Total liabilities                               528,847       42,896          12,755         (6,430)       578,068
                                                              ----------   ----------      ----------     ----------     ----------

Shareholders' equity:
         Common stock $.01 par value, authorized
            1,000 shares; issued 1,000 shares                         --           --              --             --             --
         Additional paid-in capital                              146,256           --               5             --        146,261
         Accumulated other comprehensive income (loss)              (260)          --             681             --            421
         Accumulated deficit                                     (29,326)      (1,059)         (4,122)          (469)       (34,976)
                                                              ----------   ----------      ----------     ----------     ----------

                 Total shareholders' equity                      116,670       (1,059)         (3,436)          (469)       111,706
                                                              ----------   ----------      ----------     ----------     ----------

                 Total liabilities and shareholders' equity   $  645,517   $   41,837      $    9,319     $   (6,899)    $  689,774
                                                              ==========   ==========      ==========     ==========     ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                           CONSOLIDATING BALANCE SHEET
                                December 31, 2005
                                    Restated

                                                                           Guarantor     Non-Guarantor
         ASSETS                                                 Issuer    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                                ------    ------------    ------------   ------------   ------------
Current assets:
         Cash and cash equivalents                            $    1,862   $     (434)     $    1,174     $       --     $    2,602
         Accounts receivable, net                                 40,933        9,477           1,282             --         51,692
         Inventories                                              96,609       10,878          14,810             --        122,297
         Deferred income taxes                                    18,141          186              --             --         18,327
         Prepaid expenses and other current assets                 3,345          478           1,486             --          5,309
                                                              ----------   ----------      ----------     ----------     ----------
                 Total current assets                            160,890       20,585          18,752             --        200,227

Property, plant and equipment, net                                42,714        2,214           4,065             --         48,993
Intercompany                                                     129,154     (116,606)        (12,548)            --             --
Intangibles arising from acquisitions, net                       170,978       88,309              --             --        259,287
Goodwill                                                          97,858       47,460              --             --        145,318
Other assets                                                      28,880           --           1,196             --         30,076
Note receivable                                                    6,430           --              --         (6,430)            --
Deferred income taxes                                             28,266           --              --             --         28,266
                                                              ----------   ----------      ----------     ----------     ----------
                 Total assets                                 $  665,170   $   41,962     $   11,465     $   (6,430)    $  712,167
                                                              ==========   ==========      ==========     ==========     ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                    $      129   $       --      $       56     $       --     $      185
         Accounts payable                                         29,870        3,324           1,944             --         35,138
         Accrued liabilities                                      34,496        4,898           1,721             --         41,115
                                                              ----------   ----------      ----------     ----------     ----------
                 Total current liabilities                        64,495        8,222           3,721             --         76,438

Long-term debt, less current portion                             381,044           --           1,197             --        382,241
Long-term pension liability, less current portion                 20,447           --              --             --         20,447
Deferred liability                                                 1,062           --              --             --          1,062
Deferred income taxes                                             66,130       35,863              14             --        102,007
Note payable                                                          --           --           6,430         (6,430)            --
                                                              ----------   ----------      ----------     ----------     ----------
                 Total liabilities                              533,178       44,085          11,362         (6,430)       582,195
                                                              ----------   ----------      ----------     ----------     ----------

Shareholders' equity:
         Common stock $.01 par value, authorized
            1,000 shares; issued 1,000 shares                         --           --              --             --             --
         Additional paid-in capital                              145,446           --               5             --        145,451
         Accumulated other comprehensive loss                       (256)          --             621             --            365
         Accumulated deficit                                     (13,198)      (2,123)           (523)            --        (15,844)
                                                              ----------   ----------      ----------     ----------     ----------

                 Total shareholders' equity                      131,992       (2,123)            103             --        129,972
                                                              ----------   ----------      ----------     ----------     ----------

                 Total liabilities and shareholders' equity   $  665,170   $   41,962      $   11,465     $   (6,430)    $  712,167
                                                              ==========   ==========      ==========     ==========     ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                SUCCESSOR PERIOD
                          Year ended December 31, 2006

                                                         Guarantor     Non-Guarantor
                                              Issuer    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                              ------    ------------    ------------   ------------   ------------
Net sales                                   $  301,223   $   83,483      $   42,765     $     (575)    $  426,896

Cost of goods sold                             191,541       26,557          24,386           (106)       242,378
                                            ----------   ----------      ----------     ----------     ----------

Gross profit                                   109,682       56,926          18,379           (469)       184,518

Selling and administrative expenses             99,912       55,687          21,659             --        177,258
Severance expenses                                 632           --              --             --            632
                                            ----------   ----------      ----------     ----------     ----------

      Operating income (loss)                    9,138        1,239          (3,280)          (469)         6,628

Other income (expense):
      Gain on sale of property                      41           --              --             --             41
      Interest expense, net                    (36,860)         450            (722)            --        (37,132)
      Other income (expense), net                   56            5             252             --            313
                                            ----------   ----------      ----------     ----------     ----------

Earnings (loss) before income taxes            (27,625)       1,694          (3,750)          (469)       (30,150)
Provision for (benefit from) income taxes      (11,497)         630            (151)            --        (11,018)
                                            ----------   ----------      ----------     ----------     ----------

      Net earnings (loss)                   $  (16,128)  $    1,064      $   (3,599)    $     (469)    $  (19,132)
                                            ==========   ==========      ==========     ==========     ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                SUCCESSOR PERIOD
                      February 1, 2005 - December 31, 2005
                                    Restated

                                                         Guarantor     Non-Guarantor
                                              Issuer    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                              ------    ------------    ------------   ------------   ------------
Net sales                                   $  268,448   $   75,042      $   35,868     $       --     $  379,358

Cost of goods sold                             166,190       24,765          20,059             --        211,014
                                            ----------   ----------      ----------     ----------     ----------

Gross profit                                   102,258       50,277          15,809             --        168,344

Selling and administrative expenses             88,930       53,243          16,389             --        158,562
Severance expenses                               2,888          362              --             --          3,250
Merger expenses                                  4,010          701              --             --          4,711
                                            ----------   ----------      ----------     ----------     ----------

      Operating income (loss)                    6,430       (4,029)           (580)            --          1,821

Other income (expense):
      Gain on sale of property                     555           --              --             --            555
      Loss on early extinguishment of debt      (6,449)          --              --             --         (6,449)
      Interest expense, net                    (27,398)          --            (263)            --        (27,661)
      Other income, net                             53           13             465             --            531
                                            ----------   ----------      ----------     ----------     ----------

Loss before income taxes                       (26,809)      (4,016)           (378)             --        (31,203)
Provision for (benefit from) income taxes      (13,611)      (1,893)            145             --        (15,359)
                                            ----------   ----------      ----------     ----------     ----------

      Net loss                              $  (13,198)  $   (2,123)     $     (523)    $       --     $  (15,844)
                                            ==========   ==========      ==========     ==========     ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                      CONSOLIDATING STATEMENT OF OPERATIONS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005

                                                         Guarantor     Non-Guarantor
                                              Issuer    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                              ------    ------------    ------------   ------------   ------------
Net sales                                   $   13,389   $    3,129      $    1,688     $       --     $   18,206

Cost of goods sold                               7,890          952             876             --          9,718
                                            ----------   ----------      ----------     ----------     ----------

Gross profit                                     5,499        2,177             812             --          8,488

Selling and administrative expenses              7,140        3,270           1,065             --         11,475
Merger expenses                                 15,483        3,491              --             --         18,974
                                            ----------   ----------      ----------     ----------     ----------

      Operating loss                           (17,124)      (4,584)           (253)            --        (21,961)

Other income (expense):
      Interest expense, net                       (239)          --             (25)            --           (264)
      Other expense, net                           (11)          --            (221)            --           (232)
                                            ----------   ----------      ----------     ----------     ----------

Loss before income taxes                       (17,374)      (4,584)           (499)            --        (22,457)
Benefit from income taxes                      (24,273)          --            (161)            --        (24,434)
                                            ----------   ----------      ----------     ----------     ----------

      Net earnings (loss)                   $    6,899   $   (4,584)     $     (338)    $       --     $    1,977
                                            ==========   ==========      ==========     ==========     ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                      CONSOLIDATING STATEMENT OF OPERATIONS
                               PREDECESSOR PERIOD
                          Year ended December 31, 2004
                                    Restated

                                                         Guarantor     Non-Guarantor
                                              Issuer    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                              ------    ------------    ------------   ------------   ------------
Net sales                                   $  280,450   $   77,424      $   37,300     $       --     $  395,174

Cost of goods sold                             160,514       19,571          18,340             --        198,425
                                            ----------   ----------      ----------     ----------     ----------

Gross profit                                   119,936       57,853          18,960             --        196,749

Selling and administrative expenses            106,796       44,263          16,019             --        167,078
Severance expenses                                  13            7              --             --             20
Merger expenses                                  1,415           --              --             --          1,415
                                            ----------   ----------      ----------     ----------     ----------

      Operating income                          11,712       13,583           2,941            --         28,236

Other income (expense):
      Loss on sale of land and building           (146)          --              --             --           (146)
      Interest expense, net                     (3,274)          --            (310)            --         (3,584)
      Other income (expense), net                 (144)         (28)            503             --            331
                                            ----------   ----------      ----------     ----------     ----------

Earnings before income taxes                     8,148       13,555           3,134             --         24,837
Provison for income taxes                        3,636        5,203           1,320             --         10,159
                                            ----------   ----------      ----------     ----------     ----------

      Net earnings                          $    4,512   $    8,352      $    1,814     $       --     $   14,678
                                            ==========   ==========      ==========     ==========     ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                SUCCESSOR PERIOD
                          Year ended December 31, 2006

                                                                           Guarantor     Non-Guarantor
                                                                Issuer    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                                ------    ------------    ------------   ------------   ------------
Cash flows from operating activities:
Net earnings (loss)                                           $(16,128)      $  1,064      $ (3,591)     $   (477)      $(19,132)
Adjustments to reconcile net earnings
  (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                   12,008          3,297           367            (6)        15,666
Amortization of display fixtures                                 9,870           --             557          --           10,427
Amortization of deferred financing
  fees and original issue discount                               2,747           --            --            --            2,747
Non-cash stock compensation                                        770           --            --            --              770
Deferred income taxes                                           (2,592)        (8,276)       (1,194)         --          (12,062)
Provision for excess and slow moving inventory                  28,286          3,978         3,401          --           35,665
Provision for (recovery from) doubtful accounts                    482            (55)            8          --              435
Loss on sale of assets                                             (41)          --            --            --              (41)
Other non-cash operating items                                   5,173           --          (4,960)          (22)           191
Changes in operating assets and liabilities:
  Accounts receivable                                           (8,636)          (267)       (1,416)         --          (10,319)
  Inventories                                                   (8,122)        (1,855)        1,108           469         (8,400)
  Prepaid expenses and other current assets                       (474)           (16)         (991)         --           (1,481)
  Other assets                                                  (8,664)            (1)       (1,220)         --           (9,885)
  Accounts payable                                               4,035            422           545          --            5,002
  Accrued liabilities                                            5,759          1,896           817             8          8,480
  Deferred liability                                               430           --            --            --              430
  Pension liability (net)                                       (1,556)          --            --            --           (1,556)
  Income taxes receivable / payable                                362           --            --            --              362
  Intercompany receivables / payables                           (5,778)           (21)        5,747            52           --
                                                              --------       --------      --------      --------       --------

    Net cash provided by (used in)
      operating activities                                      17,931            166          (822)           24         17,299
                                                              --------       --------      --------      --------       --------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of assets                               707           --            --            --              707
    Property, plant and equipment additions                     (7,061)          (331)          (55)         --           (7,447)
                                                              --------       --------      --------      --------       --------

      Net cash used in investing activities                     (6,354)          (331)          (55)         --           (6,740)
                                                              --------       --------      --------      --------       --------

Cash flows provided by (used in) financing activities:
    Principal payments under revolving
      credit agreement, net                                    (12,000)          --            --            --          (12,000)
    Principal payments under mortgages                            --             --             (57)         --              (57)
    Payment of deferred financing fees                          (1,036)          --            --            --           (1,036)
    Contributed capital                                             40           --            --            --               40
    Payment of capital lease obligations                          (100)          --            --            --             (100)
                                                              --------       --------      --------      --------       --------

      Net cash used in financing activities                    (13,096)          --             (57)         --          (13,153)
                                                              --------       --------      --------      --------       --------

Effect of exchange rate changes on cash                           --             --              58           (24)            34
                                                              --------       --------      --------      --------       --------

Net decrease in cash and cash equivalents                       (1,519)          (165)         (876)         --           (2,560)

Cash and cash equivalents at beginning of year                   1,862           (434)        1,174          --            2,602
                                                              --------       --------      --------      --------       --------

Cash and cash equivalents at end of year                      $    343       $   (599)     $    298      $   --         $     42
                                                              ========       ========      ========      ========       ========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                SUCCESSOR PERIOD
                      February 1, 2005 - December 31, 2005
                                    Restated

                                                                           Guarantor     Non-Guarantor
                                                                Issuer    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                                ------    ------------    ------------   ------------   ------------
Cash flows from operating activities:
Net earnings (loss)                                           $  (13,198)  $   (2,123)     $     (529)    $        6     $  (15,844)
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                      8,588        2,749             424             17         11,778
Amortization of display fixtures                                   7,802           --             637             --          8,439
Amortization of inventory fair value adjustment                    4,945        2,278             860             --          8,083
Amortization of deferred financing fees and original
 issue discount                                                    2,269           --              --             --          2,269
Non-cash stock compensation                                          311           --              --             --            311
Deferred income taxes                                            (16,486)        (453)             --             --        (16,939)
Provision for excess and slow moving inventory                    10,346        2,453             516             --         13,315
Recovery from doubtful accounts                                      (66)         (62)             --             --           (128)
Gain on sale of property                                            (562)          --              --             --           (562)
Loss on early extinguishment of debt                               6,449           --              --             --          6,449
Other non-cash operating items                                         1           --            (507)            --           (506)
Changes in operating assets and liabilities:
       Accounts receivable                                        (2,518)      (1,482)           (547)            --         (4,547)
       Inventories                                               (14,613)      (1,421)         (1,835)            --        (17,869)
       Prepaid expenses and other current assets                    (834)         225            (747)            --         (1,356)
       Other assets                                               (7,817)          15          (1,152)            --         (8,954)
       Accounts payable                                          (14,468)        (826)           (567)            --        (15,861)
       Accrued liabilities                                        (8,363)         (88)            286             --         (8,165)
       Deferred liability                                          1,062           --              --             --          1,062
       Pension liability (net)                                       333           --              --             --            333
       Income taxes receivable / payable                          10,252           --              --             (6)        10,246
       Intercompany receivables / payables                        (2,160)        (928)          3,059             29             --
                                                              ----------   ----------      ----------     ----------     ----------

         Net cash provided by (used in) operating activities     (28,727)         337            (102)            46        (28,446)
                                                              ----------   ----------      ----------     ----------     ----------

Cash flows provided by (used in) investing activities:
       Net proceeds from sale of property                            575           --              --             --            575
       Property, plant and equipment additions                    (5,604)        (656)            (67)            --         (6,327)
       Purchase of Del Laboratories, Inc.                       (377,233)          --              --             --       (377,233)
                                                              ----------   ----------      ----------     ----------     ----------

         Net cash used in investing activities                  (382,262)        (656)            (67)            --       (382,985)
                                                              ----------   ----------      ----------     ----------     ----------

Cash flows provided by (used in) financing activities:
       Principal borrowings (payments) under revolving
        credit agreement, net                                     22,000           --              --             --         22,000
       Principal payments under mortgages                             --           --             (53)            --            (53)
       Principal repayments under term loan                       (1,500)          --              --             --         (1,500)
       Repayment of term loan                                   (198,500)          --              --             --       (198,500)
       Repayment of existing debt in connection with Merger      (69,316)          --              --             --        (69,316)
       Issuance of senior subordinated notes                     173,845           --              --             --        173,845
       Issuance of term loan                                     200,000           --              --             --        200,000
       Issuance of senior secured notes                          185,000           --              --             --        185,000
       Payment of deferred financing and other merger
        related fees                                             (30,575)          --              --             --        (30,575)
       Payment of deferred financing fees                         (7,237)          --              --             --         (7,237)
       Contributed capital                                       138,200           --              --             --        138,200
       Payment of capital lease obligations                         (120)          --              --             --           (120)
                                                              ----------   ----------      ----------     ----------     ----------

         Net cash provided by (used in) financing activities     411,797           --             (53)            --        411,744
                                                              ----------   ----------      ----------     ----------     ----------

Effect of exchange rate changes on cash                               --           --             (42)           (46)           (88)
                                                              ----------   ----------      ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents                 808         (319)           (264)            --            225

Cash and cash equivalents at beginning of period                   1,054         (115)          1,438             --          2,377
                                                              ----------   ----------      ----------     ----------     ----------

Cash and cash equivalents at end of period                    $    1,862   $     (434)     $    1,174     $       --     $    2,602
                                                              ==========   ==========      ==========     ==========     ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                               PREDECESSOR PERIOD
                       January 1, 2005 - January 31, 2005

                                                                           Guarantor     Non-Guarantor
                                                                Issuer    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                                ------    ------------    ------------   ------------   ------------
Cash flows from operating activities:
Net earnings (loss)                                           $    6,899   $   (4,584)     $     (338)    $       --     $    1,977
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                        673           40              35             --            748
Amortization of display fixtures                                     723           --              41             --            764
Amortization of deferred financing fees                               20           --              --             --             20
Deferred income taxes                                            (13,030)          --              --             --        (13,030)
Provision for excess and slow moving inventory                        --           --              17             --             17
Provision for doubtful accounts                                       25           --               1             --             26
Tax benefit on stock options exercised                                57           --              --             --             57
Other non-cash operating items                                       (14)          --             233             --            219
Changes in operating assets and liabilities:
       Accounts receivable                                         2,740        2,635             598             --          5,973
       Inventories                                                (4,838)        (104)         (1,138)            --         (6,080)
       Prepaid expenses and other current assets                     (32)        (377)             30             --           (379)
       Other assets                                               (1,609)           3             (80)            --         (1,686)
       Accounts payable                                           (1,945)       1,150           1,200             --            405
       Accrued liabilities                                        21,827         (133)             26             --         21,720
       Deferred liability                                          1,367           --              --             --          1,367
       Pension liability (net)                                      (330)          --              --             --           (330)
       Income taxes receivable / payable                         (11,344)          --            (254)            --        (11,598)
       Intercompany receivables / payables                        (2,091)       1,665             438            (12)            --
                                                              ----------   ----------      ----------     ----------     ----------

         Net cash provided by (used in) operating activities        (902)         295             809            (12)           190
                                                              ----------   ----------      ----------     ----------     ----------

Cash flows provided by (used in) investing activities:
       Property, plant and equipment additions                      (781)         (12)             (4)            --           (797)
                                                              ----------   ----------      ----------     ----------     ----------

         Net cash used in investing activities                      (781)         (12)             (4)            --           (797)
                                                              ----------   ----------      ----------     ----------     ----------

Cash flows provided by (used in) financing activities:
       Principal payments under revolving credit
        agreement, net                                              (800)          --              --             --           (800)
       Principal payments under mortgages                            (25)          --               2             --            (23)
       Proceeds from the exercise of treasury stock                   12           --              --             --             12
       Acquisition of treasury stock                                 (57)          --              --             --            (57)
                                                              ----------   ----------      ----------     ----------     ----------

         Net cash provided by (used in) financing activities        (870)          --               2             --           (868)
                                                              ----------   ----------      ----------     ----------     ----------

Effect of exchange rate changes on cash                               --           --             (33)            12            (21)
                                                              ----------   ----------      ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents              (2,553)         283             774             --         (1,496)

Cash and cash equivalents at beginning of period                   3,607         (398)            664             --          3,873
                                                              ----------   ----------      ----------     ----------     ----------

Cash and cash equivalents at end of period                    $    1,054   $     (115)     $    1,438     $       --     $    2,377
                                                              ==========   ==========      ==========     ==========     ==========

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                               PREDECESSOR PERIOD
                          Year ended December 31, 2004
                                    Restated

                                                                           Guarantor     Non-Guarantor
                                                                Issuer    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                                ------    ------------    ------------   ------------   ------------
Cash flows from operating activities:
Net earnings                                                  $    4,512   $    8,352      $    1,805     $        9     $   14,678
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                      7,604          456             420             22          8,502
Amortization of display fixtures                                   8,492           --             478             --          8,970
Amortization of deferred financing fees                              184           --              --             --            184
Deferred income taxes                                              2,701         (110)             --             --          2,591
Provision for excess and slow moving inventory                     5,593          482             441             --          6,516
Provision for (recovery from) doubtful accounts                       83          (30)             --             --             53
Tax benefit on stock options exercised                               716           --              --             --            716
Loss on sale of land                                                 146           --              --             --            146
Other non-cash operating items                                       143           --            (627)            --           (484)
Changes in operating assets and liabilities:
        Accounts receivable                                       (1,947)      (1,172)            904             --         (2,215)
        Inventories                                              (22,174)      (2,414)            268             --        (24,320)
        Prepaid expenses and other current assets                   (919)          32             (71)            --           (958)
        Other assets                                              (9,519)          35            (327)            --         (9,811)
        Accounts payable                                          10,226         (263)         (3,483)            --          6,480
        Accrued liabilities                                       (2,577)      (1,113)            (79)            --         (3,769)
        Deferred liability                                            71           --              --             --             71
        Pension liability (net)                                      305           --              --             --            305
        Income taxes receivable / payable                         (5,943)       5,079             427             (9)          (446)
        Intercompany receivables / payables                        9,099       (9,010)            (39)           (50)            --
                                                              ----------   ----------      ----------     ----------     ----------

          Net cash provided by (used in)
           operating activities                                    6,796          324             117            (28)         7,209
                                                              ----------   ----------      ----------     ----------     ----------

Cash flows provided by (used in) investing activities:
        Net proceeds from sales of land and facility               4,816           --              --             --          4,816
        Intangible assets acquired                                    --           (5)             --             --             (5)
        Property, plant and equipment additions                   (8,986)        (463)            (76)            --         (9,525)
                                                              ----------   ----------      ----------     ----------     ----------

          Net cash used in investing activities                   (4,170)        (468)            (76)            --         (4,714)
                                                              ----------   ----------      ----------     ----------     ----------

Cash flows provided by (used in) financing activities:
        Principal payments under mortgages                          (338)          --             (43)            --           (381)
        Payment of capital lease obligations                        (112)          --              --             --           (112)
        Proceeds from the exercise of stock options                  364           --              --             --            364
        Acquisition of treasury stock                               (683)          --              --             --           (683)
                                                              ----------   ----------      ----------     ----------     ----------

          Net cash used in financing activities                     (769)          --             (43)            --           (812)
                                                              ----------   ----------      ----------     ----------     ----------

Effect of exchange rate changes on cash                               --           --              49             28             77
                                                              ----------   ----------      ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents               1,857         (144)             47             --          1,760

Cash and cash equivalents at beginning of year                     1,750         (254)            617             --          2,113
                                                              ----------   ----------      ----------     ----------     ----------

Cash and cash equivalents at end of year                      $    3,607   $     (398)     $      664     $       --     $    3,873
                                                              ==========   ==========      ==========     ==========     ==========

                                   SCHEDULE II

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                                                 Additions
                                                                 (Credits)
                                               Balance at        charged to                           Balance at
                                               beginning         costs and                                end
Description                                    of period          expenses         Deductions(1)       of period
-----------                                    ---------          --------         -------------       ---------
Successor Period:
Year ended
     December 31, 2006                          $  1,674          $    435           $     (4)          $  2,113
                                                ========          ========           ========           ========
               allowances for doubtful
               accounts

February 1, 2005 -
    December 31, 2005                           $  1,750          $   (128)          $    (52)          $  1,674
                                                ========          ========           ========           ========
               allowances for doubtful
               accounts

Predecessor Period:

January 1, 2005 -
    January 31, 2005                            $  1,726          $     26           $      2           $  1,750
                                                ========          ========           ========           ========
               allowances for doubtful
               accounts

Year ended
    December 31, 2004                           $  4,390          $    538           $  2,717           $  1,726
                                                ========          ========           ========           ========
               allowances for doubtful
               accounts

(1) Uncollectible accounts written off and net recoveries. Included for the year ended December 31, 2004 is a charge against the allowance for doubtful accounts of $2,753 which represents the write off of the outstanding accounts receivable balance related to the K-Mart Chapter XI bankruptcy filing which was expensed in prior years.