Form 10-Q
period 2007-03-31
DEL LABORATORIES INC
filed 2007-07-06
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______ TO _______

                   COMMISSION FILE NO. 001-05439

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

                  726 REXCORP PLAZA, UNIONDALE, NEW YORK 11556
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

The number of shares of Common Stock, $.01 par value, outstanding as of July 6, 2007 was 1,000.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index


Part I.     FINANCIAL INFORMATION
                                                                            PAGE
Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of March 31, 2007 and
                December 31, 2006                                              3

            Consolidated Statements of Operations for the three
                months ended March 31, 2007 and 2006 (restated)                4

            Consolidated Statements of Cash Flows for the
                three months ended March 31, 2007 and 2006 (restated)          5

            Notes to Consolidated Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               25

Item 3.     Quantitative and Qualitative Disclosures About Market Risks       37

Item 4.     Controls and Procedures                                           38



Part II.    OTHER INFORMATION

Item 1A.    Risks Related to the Company                                      40

Item 6.     Exhibits                                                          40


SIGNATURES                                                                    41



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2007 and December 31, 2006
                                 (In thousands)
                                  (Unaudited)

                                                                       March 31,   December 31,
                                                                         2007          2006
                                                                      -----------  ------------

         ASSETS

Current assets:
         Cash and cash equivalents                                     $   1,275    $      42
         Accounts receivable, less allowance for doubtful accounts
           of $1,899 in 2007 and $2,113 in 2006                           59,287       61,563
         Inventories                                                     102,051       95,062
         Deferred income taxes                                            30,342       29,995
         Prepaid expenses and other current assets                         6,612        6,409
                                                                       ---------    ---------
                          Total current assets                           199,567      193,071


Property, plant and equipment, net                                        41,400       44,647
Intangibles arising from acquisitions, net                               252,725      254,037
Goodwill                                                                 145,318      145,318
Other assets                                                              26,775       27,662
Deferred income taxes                                                     21,949       25,039
                                                                       ---------    ---------

                          Total assets                                 $ 687,734    $ 689,774
                                                                       =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                             $     259    $     165
         Accounts payable                                                 34,674       40,127
         Accrued liabilities                                              49,231       47,647
                                                                       ---------    ---------

                          Total current liabilities                       84,164       87,939

Long-term debt, less current portion                                     378,630      370,239
Long-term pension liability, less current portion                         13,512       19,943
Deferred liabilities                                                       1,506        1,492
Deferred income taxes                                                     99,867       98,455
                                                                       ---------    ---------
                          Total liabilities                              577,679      578,068
                                                                       ---------    ---------

Shareholders' equity:
         Common stock $.01 par value, 1,000 shares authorized
           and issued                                                       --           --
         Additional paid-in capital                                      144,409      146,261
         Accumulated other comprehensive income                              432          421
         Accumulated deficit (Note 6)                                    (34,786)     (34,976)
                                                                       ---------    ---------

                          Total shareholders' equity                     110,055      111,706
                                                                       ---------    ---------


                          Total liabilities and shareholders' equity   $ 687,734    $ 689,774
                                                                       =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                 (In thousands)
                                   (UNAUDITED)


                                                               MARCH 31,
                                                               ---------
                                                         2007           2006
                                                       ---------      ---------
                                                                      Restated

Net sales                                              $ 104,015      $  93,170

Cost of goods sold                                        50,921         48,528
                                                       ---------      ---------

Gross profit                                              53,094         44,642

Selling and administrative expenses                       45,774         41,419
Gain on pension curtailment (note 8a)                     (5,420)          --
Severance expenses (note 10)                                 759            146
                                                       ---------      ---------

Operating income                                          11,981          3,077

Other income (expense):
    Interest expense, net                                 (9,439)        (8,843)
    Other income (expense), net                                4              9
                                                       ---------      ---------

Earnings (loss) before income taxes                        2,546         (5,757)
Provision for (benefit from) income taxes                  1,067         (2,104)
                                                       ---------      ---------
Net earnings (loss)                                    $   1,479      $  (3,653)
                                                       =========      =========


              The accompanying notes are an integral part of the
                       consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                 (In thousands)
                                   (UNAUDITED)

                                                                            March 31,
                                                                      --------------------
                                                                        2007        2006
                                                                      --------    --------
                                                                                   Restated

Cash flows provided by (used in) operating activities:
Net earnings (loss)                                                   $  1,479    $ (3,653)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                            4,220       3,651
Amortization of display fixtures                                         2,707       2,261
Amortization of deferred financing fees and original issue discount        762         658
Non-cash stock compensation                                                168         223
Deferred income taxes                                                    3,368      (2,927)
Provision for excess and slow moving inventory                           2,581       1,231
Provision for (recovery from) doubtful accounts                           (188)         45
Gain on pension curtailment                                             (5,420)       --
Gain on sale of property                                                  --           (48)
Other non-cash operating items                                               7          39

Changes in operating assets and liabilities:
    Accounts receivable                                                  2,489      (6,536)
    Inventories                                                         (9,466)     (1,222)
    Prepaid expenses and other current assets                             (180)        856
    Other assets                                                        (2,733)     (3,735)
    Accounts payable                                                    (5,479)     (3,237)
    Accrued liabilities                                                  1,064        (913)
    Deferred liabilities                                                    14        --
    Pension liability (net)                                               (898)        212
                                                                      --------    --------

          Net cash used in operating activities                         (5,505)    (13,095)
                                                                      --------    --------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of property                                   2,771          50
    Property, plant and equipment additions                             (1,983)     (1,871)
                                                                      --------    --------

         Net cash provided by (used in) investing activities               788      (1,821)
                                                                      --------    --------

Cash flows provided by (used in) financing activities:
    Principal borrowings under revolving credit facility, net            8,000      13,900
    Principal payments under mortgage                                      (15)        (14)
    Payment of deferred financing fees                                    --          (326)
    Distribution to DLI Holding Corp. (Note 9(b))                       (2,020)       --
    Contributed capital                                                   --            40
    Payment of capital lease obligations                                   (32)        (31)
                                                                      --------    --------

          Net cash provided by financing activities                      5,933      13,569
                                                                      --------    --------

Effect of exchange rate changes on cash                                     17          17
                                                                      --------    --------

Net increase (decrease) in cash and cash equivalents                     1,233      (1,330)

Cash and cash equivalents at beginning of period                            42       2,602
                                                                      --------    --------

Cash and cash equivalents at end of period                            $  1,275    $  1,272
                                                                      ========    ========

Supplemental disclosures:
Cash paid for:
    Interest                                                          $ 12,052    $ 11,568
    Income taxes                                                      $    572    $    794

Non-cash transactions:
    Equipment acquired under capitalized leases                       $    569    $   --


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.   ORGANIZATION AND OTHER MATTERS

On January 27, 2005, DLI Acquisition Corp ("Sub"), a Delaware corporation and an affiliate of Kelso & Company ("Kelso"), was merged (the "Merger") with and into Del Laboratories, Inc., a Delaware corporation ("Del" ), pursuant to an Agreement and Plan of Merger, dated July 1, 2004 (the "Merger Agreement"), by and among Sub, Del and DLI Holding Corp., a Delaware corporation. Following the Merger, Del ceased to be a publicly traded company and is now a wholly-owned subsidiary of DLI Holding II Corp., a Delaware corporation which, in turn, is owned by DLI Holding Corp. and is an indirect, wholly-owned subsidiary of DLI Holding LLC, a Delaware limited liability company affiliated with Kelso ("DLI LLC"). In connection with the Merger, Del issued 1,000 common shares with a $.01 par value. Following the completion of the Merger, affiliates of Kelso have the right to designate, directly or indirectly, the board of directors of each of DLI LLC, DLI Holding Corp., DLI Holding II Corp. and Del.

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

A summary of the Company's critical and significant accounting policies are presented in its 2006 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2006 Annual Report on Form 10-K when reviewing interim financial results. Since December 31, 2006, there have been no significant changes to the Company's significant accounting policies or to the related assumptions and estimates involved in applying these policies, except as described in the following paragraph.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN No. 48 effective January 1, 2007. As a result of the adoption of FIN No. 48, the Company recorded a $1,289 increase in the net liability for unrecognized tax benefits, which as required, was accounted for as an increase to the January 1, 2007 accumulated deficit.

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

3.   RESTATEMENTS

The Company's consolidated statement of operations and cash flows for the three months ended March 31, 2006 included in this Quarterly Report on Form 10-Q have been restated, principally as a result of understatements of certain customer liabilities relating to prior financial periods. The understatements of customer liabilities pertained to reserves required for future sales returns and markdowns due to incorrect assumptions and methodology and an accrual required for cooperative and promotional advertising programs. The Company also corrected certain other errors previously considered immaterial individually and in the aggregate. Such restatements were previously disclosed in Note 3 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The following table presents the effects of the restatements made to the Company's previously reported consolidated statement of operations for the first quarter of 2006 for the errors described above.

STATEMENT OF OPERATIONS DATA

                                           Three Months Ended March 31, 2006
                                        ----------------------------------------
                                        AS PREVIOUSLY
                                          REPORTED      ADJUSTMENTS     RESTATED
                                          --------      -----------     --------

Net sales                                 $92,125        $  1,045 (a)  $ 93,170
Selling and administrative expenses        41,949            (530)(b)    41,419
Operating income                            1,502           1,575         3,077
Loss before taxes                          (7,332)          1,575        (5,757)
Benefit from income taxes                  (2,823)            719 (c)    (2,104)
Net loss                                   (4,509)            856        (3,653)

(a) Adjustment recorded to reduce the reserves for future sales returns and markdowns and the liability for cooperative and promotional advertising.
(b) Adjustment recorded to reduce the liability for cooperative and promotional advertising and for the correction of other immaterial errors.
(c) Adjustment recorded to reflect the income tax effect of the adjustments recorded in footnotes (a) and (b).

As previously disclosed, the Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by the required filing date of May 15, 2007 as the Company determined that it was necessary to re-evaluate its customer liabilities pertaining to reserves required for future sales returns and markdowns. The Company has completed this re-evaluation and concluded that immaterial adjustments are required to previously reported amounts and that it has made such corrections through an adjustment (increase) to its customer liability reserves of $209 in the quarter ended March 31, 2007.

4.   INVENTORIES

The components of inventories were as follows:

                                                       March 31,    December 31,
   GROSS INVENTORIES                                     2007           2006
                                                      --------       --------

   Raw materials                                      $ 57,177       $ 52,803
   Work in process                                       7,883          5,687
   Finished goods                                       80,748         80,896
                                                      --------       --------
   Total gross inventories                             145,808        139,386

   Reserve for excess and slow moving inventories       43,757         44,324
                                                      --------       --------

   Inventories, net                                   $102,051       $ 95,062
                                                      ========       ========

Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The Company records an inventory obsolescence reserve to the cost of inventories based upon its forecasted plans to sell or scrap, historical and projected disposal rates and physical condition of the inventories. This reserve is calculated using an estimated obsolescence percentage applied to the inventories based on age, historical trends and requirements to support forecasted sales. In addition, the Company may establish specific reserves for future known or anticipated events. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, the timing of new product introductions, customer inventory levels, retailer consolidations, fashion-oriented color cosmetic trends or competitive conditions differ from expectations.

In accordance with SFAS No. 151, "Inventory Costs", the Company charged $1,027 to cost of goods sold during the three months ended March 31, 2006 relating to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility (Note 10).

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

The components of intangibles arising from acquisitions were as follows:

                                                     MARCH 31, 2007
                                                     --------------
                                            GROSS
                                          CARRYING    ACCUMULATED      NET BOOK
                                            VALUE     AMORTIZATION       VALUE
                                          --------       --------       --------
    Trade names                           $159,100       $   --         $159,100
    Customer relationships                 105,000         11,375         93,625
                                          --------       --------       --------

                                          $264,100       $ 11,375       $252,725
                                          ========       ========       ========


                                                    DECEMBER 31, 2006
                                                    -----------------
                                            GROSS
                                          CARRYING    ACCUMULATED      NET BOOK
                                            VALUE     AMORTIZATION       VALUE
                                          --------       --------       --------
    Trade names                           $159,100       $   --         $159,100
    Customer relationships                 105,000         10,063         94,937
                                          --------       --------       --------

                                          $264,100       $ 10,063       $254,037
                                          ========       ========       ========

Amortization expense was $1,312 for the three months ended March 31, 2007 and 2006. The estimated amortization expense for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $5,250 in each of the five years.



6.   INCOME TAXES

The Company adopted the provisions of FIN No. 48 effective January 1, 2007. As a result of the adoption of FIN No. 48, the Company recorded a $1,289 increase in the net liability for unrecognized tax benefits, which as required, was accounted for as an increase to the January 1, 2007 accumulated deficit. The $1,289 increase in the net liability for unrecognized tax benefits was recorded as a $439 increase in income taxes payable and a $850 increase in net deferred tax liabilities. As of January 1, 2007, the gross amount of the liability for unrecognized tax benefits was $3,675. If these unrecognized tax benefits were recognized, $3,675 would impact the effective tax rate.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company has accrued interest and penalties of approximately $128 as of March 31, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The number of years that are subject to examination by tax authorities varies depending on the tax jurisdiction. The Company's major taxing jurisdictions include the U.S and Canada. The Company is no longer subject to U.S. federal income tax examinations for years before 2002. The Company's U.S. federal income tax returns for 2002 through January 27, 2005 are currently being examined. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and it subsidiaries are no longer subject to income tax audits for years prior to 2000.

The Company's estimated tax liability is expected to change during the next 12 months as examinations of its tax returns are completed and the Company files various returns to settle tax liabilities. The Company believes that any additional taxes or related interest over the amounts accrued will not have a material effect on its consolidated financial condition, results of operations or cash flows. However, resolution of these matters involves uncertainties and there can be no assurance with respect to the amount or timing of any additional taxes or related interest.

The Company recorded a provision for income taxes of $1,067 during the three months ended March 31, 2007 based on the Company's expected effective tax rate of 41.9% for the year ending December 31, 2007. The increase in the effective income tax rate is primarily due to a greater impact of projected permanent items on foreign book income as compared to the previous year.

The Company recorded an income tax benefit of $2,104 (restated) during the three months ended March 31, 2006 based on the Company's expected effective tax rate of 36.5% for the year ended December 31, 2006.

A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. There was no valuation allowance as of March 31, 2007 and December 31, 2006 as the Company believes it is more likely than not that the net deferred tax assets will be realized.

7.   LONG - TERM DEBT

     Long - term debt consisted of the following:

                                                         March 31,  December 31,
                                                           2007         2006
                                                         --------   ------------

     8% senior subordinated notes, net of unamortized
        discount of $859 in 2007 and $897 in 2006,
        due in 2012                                        $174,141   $174,103
     Senior secured floating rate notes, due in 2011        185,000    185,000
     Revolving credit facility                               18,000     10,000
     Mortgage on land and buildings                           1,191      1,194
     Obligations under capital leases                           557        107
                                                           --------   --------
                                                            378,889    370,404
     Less current portion                                       259        165
                                                           --------   --------
                                                           $378,630   $370,239
                                                           ========   ========

The $85,000 asset-based revolving credit facility ("the ABL Credit Facility") requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100,000, expires on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of March 31, 2007, the Company recorded a liability of $132 in the accompanying consolidated balance sheet and recorded an after-tax net loss of $83 and an after-tax net gain of $169 in accumulated other comprehensive income during the three months ended March 31, 2007 and 2006, respectively. No hedge ineffectiveness was recorded during the three months ended March 31, 2007 and 2006.

On March 31, 2007, the Company entered into a Waiver and Consent to the ABL Credit Facility. Among other things, the Waiver and Consent (i) waived certain Defaults or Events of Default relating to any potential restatement or revision of the Company's consolidated financial statements delivered prior to the date of the Waiver and Consent, and (ii) extended the date on which audited financial statements with respect to the fiscal year ended December 31, 2006, and certain other documents under the ABL Credit Facility, were required to be delivered to April 30, 2007 from March 31, 2007. The Company delivered its audited financial statements for the fiscal year ended December 31, 2006 and all other required documents under the ABL Credit Facility to its lenders on April 30, 2007.

On May 15, 2007, the Company entered into a Second Waiver and Consent to the ABL Credit Facility. Among other things, the Second Waiver and Consent (i) waived certain Defaults or Events of Default relating to any potential restatement or revision of the Company's consolidated financial statements delivered prior to the date of the Second Waiver and Consent, and (ii) extended the date on which unaudited financial statements for the three months ended March 31, 2007, and certain other documents under the ABL Credit Facility, were required to be delivered to June 15, 2007 from May 15, 2007.

On June 15, 2007, the Company entered into a Third Waiver and Consent to the ABL Credit Facility. Among other things, the Third Waiver and Consent (i) waived certain Defaults or Events of Default relating to any potential restatement or revision of the Company's consolidated financial statements delivered prior to the date of the Third Waiver and Consent, and (ii) extended the date on which unaudited financial statements for the three months ended March 31, 2007, and certain other documents under the ABL Credit Facility, were required to be delivered to July 10, 2007 from June 15, 2007.

On June 20, 2007, the Company received (i) a notice of default from Wells Fargo, National Association (the "Subordinated Notes Trustee"), as trustee under the Company's indenture (the "Subordinated Notes Indenture") for the Company's 8% Senior Subordinated Notes due 2012 (the "Subordinated Notes") and (ii) a notice of default from Wells Fargo, National Association (together with the Subordinated Notes Trustee, the "Trustees"), as trustee under the Company's indenture (the "Floating Rate Notes Indenture" and, together with the Subordinated Notes Indenture, the "Indentures") for the Company's Senior Secured Floating Rate Notes due 2011 (the "Floating Rate Notes" and, together with the Subordinated Notes, the "Notes").

Under Section 4.03(a) of the Indentures, the Company was required to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "Form 10-Q") within the time period specified by the SEC's rules and regulations. The Trustee for each Indenture provided the notice of default to notify the Company that it was in violation of Section 4.03(a) of the respective Indenture as a result of the delay in the filing of the Form 10-Q, as described in Note 3 above, and to demand that the Company remedy the default.

Each Indenture provides that the Company has 30 days from receipt of a notice of default to cure such default before an event of default occurs under the Indenture. If an event of default occurs, the respective Trustee or the Holders of 25% in aggregate principal amount of the Subordinated Notes or the Floating Rate Notes, as the case may be, may declare the applicable Notes to be due and payable immediately. The Company has cured the default with respect to each Indenture as of July 6, 2007 by filing this report.

In January 2007, the Company entered into a capital lease agreement relating to certain machinery and equipment. The lease is payable in monthly installments of $12, including interest at 6.77%, maturing in June 2011.

8.   EMPLOYEE RETIREMENT PLANS

     (a)     PENSION PLANS

The Company maintains two non-contributory defined benefit pension plans covering all U.S. eligible employees: the Employees' Pension Plan and the LaCross Pension Plan. The Employees' Pension Plan formula is based on years of service and the employee's compensation during the five years before retirement. The LaCross Pension Plan formula is based on years of service. The LaCross Pension Plan covers former employees of the Company's Newark, New Jersey facility which ceased operations during 2002. As a result of this closure, more than 20% of plan participants in the LaCross Pension Plan were terminated which resulted in a partial termination of the plan. Due to the partial termination of the plan, all affected participants became fully vested in their accrued benefits at their termination date. In November 2006, the Board of Directors of the Company approved the termination of the LaCross Pension Plan. The Company has applied for a determination letter from the Internal Revenue Service for approval of the termination of the LaCross Pension Plan. As a result of the closure of the Company's Little Falls facility (see Note 10 for further information), there was a partial curtailment of the Employees' Pension Plan, resulting in a reduction of the benefit obligation of $1,356, a reduction in the unrecognized net actuarial loss of $362 and the recording of a benefit of $994 during the third quarter of 2006.

Effective April 1, 2007 (approved and adopted on January 15, 2007 by the Board of Directors of the Company), the Company amended the Employees' Pension Plan. As a result of this amendment, the plan is closed to new employees and the accrual of future benefits to current employees has been discontinued. All retirement benefits that employees earned as of April 1, 2007 have been fully preserved. Employees' ongoing service with the Company will continue to be credited for vesting purposes. The amendment of the Employees' Pension Plan resulted in a curtailment of the plan. As a result of this curtailment, the Company recorded a reduction in the benefit obligation of $10,285, a reduction in the unrecognized net actuarial loss of $4,865 and a benefit of $5,420 during the first quarter of 2007.

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

COMPONENTS OF NET PERIODIC BENEFIT COST

The components of net periodic benefit costs of the Company's domestic plans are set forth in the following tables:


                                             Three Months Ended March 31, 2007

                                           EMPLOYEES'       LACROSS
                                          PENSION PLAN   PENSION PLAN     SERP
                                          ------------   ------------     ----

Service cost                                 $  --         $  --         $     7
Interest cost                                    715            16           104
Expected return on plan assets                  (780)          (15)         --
Recognized net loss                             --            --              30
Curtailment                                   (5,420)         --            --
                                             -------       -------       -------

Net periodic cost (benefit)                  $(5,485)      $     1       $   141
                                             =======       =======       =======


                                             Three Months Ended March 31, 2006

                                           EMPLOYEES'       LACROSS
                                          PENSION PLAN   PENSION PLAN     SERP
                                          ------------   ------------     ----

Service cost                                 $ 1,016       $  --         $     3
Interest cost                                    716            17           103
Expected return on plan assets                  (718)          (16)         --
Recognized net loss                             --            --              32
                                             -------       -------       -------

Net periodic cost                            $ 1,014       $     1       $   141
                                             =======       =======       =======



     (b)  EMPLOYEE 401 (K) SAVINGS PLAN

The Company maintains an Employee 401(k) Savings Plan (the "401(k) Plan"). The 401(k) plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation on the first day of the month following the date of hire and having attained the age of twenty-one. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company retains the right to make optional contributions for any plan year. Optional contributions were not made by the Company in 2007 or 2006.

The 401(K) plan has been redesigned, effective April 2, 2007, as a result of the Company's amendment of its Employees' Pension Plan. The following represent the material changes to the 401(K) plan: (i) automatic enrollment for all eligible employees; (ii) Company matching contributions of employee's contributions up to 3% of eligible compensation, and 50% of the next 2% contributed; and (iii) a Company additional automatic contribution of 3% of eligible compensation for employees who on April 1, 2007 were at least 50 years of age and had 10 or more years of vesting service.

9.   SHAREHOLDERS' EQUITY

     (a)      STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements. The Company adopted SFAS 123(R) using the modified prospective transition method. Accordingly, the Company applied the provisions of SFAS No. 123(R) to all awards granted subsequent to December 31, 2005 and will apply the provisions to awards previously granted to the extent that these awards are subsequently modified, repurchased or cancelled.


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

A summary of option activity under the Option Incentive Plan as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

                                                           WEIGHTED-
                                                WEIGHTED-  AVERAGE
                                                AVERAGE    REMAINING   AGGREGATE
                                                EXERCISE  CONTRACTUAL  INTRINSIC
        SERVICE OPTIONS               SHARES     PRICE       TERM      VALUE (1)
        ---------------               ------     -----       ----      ---------


Outstanding at December 31, 2006      44,417     $35.00                 $   667
     Granted                          12,233      50.00                    --
     Exercised                          --            --                   --
     Forfeited                          --                                 --
                                     -------                            -------
Outstanding at March 31, 2007         56,650     $38.24   9.1 years     $   667
                                     =======     ======   =========     =======

Exercisable at March 31, 2007         21,678     $35.00   8.9 years     $   325
                                     =======     ======   =========     =======



                                                           WEIGHTED-
                                                WEIGHTED-  AVERAGE
                                                AVERAGE    REMAINING   AGGREGATE
                                                EXERCISE  CONTRACTUAL  INTRINSIC
        EXIT OPTIONS                  SHARES     PRICE       TERM      VALUE (1)
        ---------------               ------     -----       ----      ---------

Outstanding at December 31, 2006      88,833     $35.00                 $ 1,333
     Granted                          24,467      50.00                    --
     Exercised                          --                     --          --
     Forfeited                          --                     --          --
                                     -------                            -------
Outstanding at March 31, 2007        113,300     $38.24   9.1 years     $ 1,333
                                     =======     ======   =========     =======

(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. Current market value was developed in consultation with independent valuation specialists.

The weighted-average grant-date fair value of Service Options granted during the three months ended March 31, 2007 and 2006 was $16.63 and $13.17, respectively. The weighted-average grant-date fair value of Exit Options granted during the three months ended March 31, 2007 and 2006 was $13.21 and $9.65, respectively.

The Company recorded compensation expense of $53 and $168 relating to the Service Options for the three months ended March 31, 2007 and 2006, respectively. The Company has not recorded compensation expense relating to the Exit Options as the Company has determined it is not probable that the performance conditions contained in the Exit Options will be achieved. Compensation expense relating to the fair value of the Exit Options will be measured and recorded upon the occurrence of a change in control. As of March 31, 2007, the total unrecognized compensation cost related to the non-vested Service Options was $425 and the related weighted-average period over which this cost is expected to be recognized is approximately 2.1 years.

The fair value of each Service Option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in the calculations for the three months ended March 31, 2007: dividend yield 0%; expected life of 2.9 years; risk-free interest rate 4.62%; and expected volatility of 42.5%. The weighted average assumptions used in the calculations for the three months ended March 31, 2006 were: dividend yield 0%; expected life of 3.9 years; risk-free interest rate 4.71%; and expected volatility of 45%. Because the Company's common stock is not publicly traded, the expected volatility used was determined based on an examination of the historical volatility of the stock price of the Predecessor Company; the historical and implied volatility of the stock prices of selected comparable companies and the nature of those companies; and other relevant factors.

The fair value of each Exit Option granted was estimated on the date of grant using a lattice-based valuation model with the following weighted average assumptions in the calculations for the three months ended March 31, 2007: dividend yield 0%; expected life of 2.9 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rate of 1.5%; risk-free interest rate 4.62%; and expected volatility of 42.5%. The weighted average assumptions used in the calculations for the three months ended March 31, 2006 were: dividend yield 0%; expected life of 3.9 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rate of 1.5%; risk-free interest rate 4.71%; and expected volatility of 45%.

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

A summary of the Override Units granted as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

                                                               GRANT-DATE
              OPERATING UNITS                         UNITS    FAIR VALUE
              ---------------                         -----    ----------

Operating Units subject to forfeiture at
  December 31, 2006                                   47,717     $14.30
     Granted                                            --         --
     Exempt from forfeiture                           (7,726)     14.37
     Forfeited                                          --         --
                                                     -------
Operating Units subject to forfeiture at
  March 31, 2007                                      39,991     $14.28
                                                     =======     ======


                                                               GRANT-DATE
           VALUE UNITS                                UNITS    FAIR VALUE
           -----------                                -----    ----------

Value Units subject to forfeiture at
  December 31, 2006                                  196,323     $13.08
     Granted                                            --         --
     Exempt from forfeiture                             --         --
     Forfeited                                          --         --
                                                     -------
Value Units subject to forfeiture at
  March 31, 2007                                     196,323     $13.08
                                                     =======     ======

Total compensation expense recorded in connection with the Operating Units was $115 and $55 (restated) for the three months ended March 31, 2007 and 2006, respectively. The Company has not recorded compensation expense relating to the Value Units as the Company has determined it is not probable that the performance conditions contained in the Value Units will be achieved. Compensation expense relating to the fair value of the Value Units will be measured and recorded upon the occurrence of a change in control. As of March 31, 2007, the total unrecognized compensation cost related to Operating Units subject to forfeiture was $495 and the related weighted-average period over which this cost is expected to be recognized is approximately 1.3 years.

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


(b) STOCK REPURCHASE

On February 15, 2007, DLI Holding Corp. and DLI LLC entered into an Equity Settlement Agreement (the "Equity Settlement Agreement") with William McMenemy, a director and former officer of the Company. Pursuant to the Equity Settlement Agreement, DLI Holding Corp. agreed to pay Mr. McMenemy a total of $2,020 to repurchase (i) 571.42 shares of the common stock of DLI Holding Corp. (the "Shares") and (ii) options to purchase 134,821 shares of the common stock of DLI Holding Corp. ("the Options"). The payment was funded by the Company through a distribution. Also in connection with this transaction, Mr. McMenemy agreed to forfeit the 5,454.42 operating units he held in DLI LLC. The Shares were repurchased pursuant to the terms of the Transition Arrangements Agreement, dated as of August 15, 2005, among Mr. McMenemy, DLI Holding Corp. and DLI LLC. The Options were repurchased pursuant to the Rollover Stock Option Agreement, dated as of January 27, 2005, between DLI Holding Corp. and Mr. McMenemy. The Shares, the Options, and the operating units in DLI LLC constituted Mr. McMenemy's entire equity interest in the Company and its affiliates.

(c) SALE OF STOCK

On May 18, 2007, certain key employees and advisers of the Company purchased a total of 40,711 shares of the common stock of DLI Holding Corp. for an aggregate purchase price of $1,425.

10. RESTRUCTURING AND SEVERANCE

In August 2005, the Company announced a workforce reduction program implemented in September 2005 to streamline the Company's organization and reduce costs. Additional severance costs of $598 and $116 were recorded during fiscal 2006 and in the first quarter of 2007, respectively, of which $680 was paid as of March 31, 2007. The balance has been paid as of May 31, 2007.

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

Pursuant to the Company's formal severance policy, a charge of $1,243 for severance costs and related benefits for approximately 289 employees was recorded in December 2005 in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). Additional severance benefits earned for future services by employees being terminated were recognized as a charge in the consolidated financial statements as such severance benefits were earned. During the three months ended March 31, 2006, a charge of $102 was recorded for such earned benefits, in addition to an adjustment of $44 to the initial accrual. Also during the three months ended March 31, 2006, the Company recorded charges to cost of goods sold of $107, related to moving costs for relocated inventory, break down, moving and start-up costs associated with equipment transfers and other related charges. As of March 31, 2007, $1,387 of severance benefits has been paid and all employees have been terminated. During 2007, $13 of relocation costs was expensed as incurred. All remaining cash payments relating to severance costs and related benefits have been paid as of June 30, 2007.

A summary of the activity in the accrual for the Little Falls restructuring is as follows:


                Balance at December 31, 2006                       $ 188
                            Provision                                --
                            Payments                                (166)
                                                                   -----
                Balance at March 31, 2007                          $  22
                                                                   =====

On February 12, 2007, the Company announced plans to transfer the manufacturing activities currently performed at its plant in Canajoharie, New York (the "Canajoharie Plant") to independent contractors in North Carolina. The transfer resulted in the termination of approximately 71 employees, which was conducted in phases which began in mid April 2007, and was completed as of June 30, 2007. The Company is currently listing the Canajahorie Plant for sale. Pursuant to the Company's formal severance policy, a charge of $643 for severance costs and related benefits was recorded during the first quarter of 2007 in accordance with SFAS No. 112. Additional severance benefits earned for future services by employees being terminated will be recognized as a charge in the consolidated financial statements as such severance benefits are earned. The Company estimates that approximately $63, all in the Cosmetic segment, will be incurred for additional severance costs during 2007. Cash payouts are expected to be completed by the end of 2007. As of March 31, 2007, no employees have been terminated and no severance benefits have been paid.

11. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                  2007       2006
                                                                  ----       ----
                                                                            Restated

Net earnings (loss)                                              $ 1,479    $(3,653)
Other comprehensive income (loss)
   Foreign currency translation gain / (loss)                         94        (63)
   Change in fair value of interest rate Collar,  net of taxes       (83)       169
                                                                 -------    -------

Total comprehensive income (loss)                                $ 1,490    $(3,547)
                                                                 =======    =======

12. SEGMENT INFORMATION

The Company operates in two segments, Cosmetic and Pharmaceutical that have been organized by the products they offer. The Cosmetic segment's principal products are nail care, nail color, color cosmetics, beauty implements, bleaches and depilatories, personal care products and other related cosmetic items. The Pharmaceutical segment's principal products are proprietary oral analgesics, oral hygiene, eye/ear products and first aid products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income.


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       2007              2006
                                                       ----              ----
                                                                       Restated

       Net sales:
            Cosmetic                                 $  80,334        $  73,266
            Pharmaceutical                              23,681           19,904
                                                     ---------        ---------
            Consolidated                             $ 104,015        $  93,170
                                                     =========        =========

       Operating income(1):
            Cosmetic                                 $   7,500        $   1,411
            Pharmaceutical                               4,481            1,666
                                                     ---------        ---------
            Consolidated                                11,981            3,077

       Other income (expense):
            Interest expense, net                       (9,439)          (8,843)
            Other income (expense), net                      4                9
                                                     ---------        ---------

       Income (loss) before income taxes             $   2,546        $  (5,757)
                                                     =========        =========

       Depreciation and amortization:
            Cosmetic                                 $   3,385        $   2,865
            Pharmaceutical                                 835              786
                                                     ---------        ---------
            Consolidated                             $   4,220        $   3,651
                                                     =========        =========

       Amortization of display fixtures:
            Cosmetic                                 $   2,707        $   2,261
            Pharmaceutical                                --               --
                                                     ---------        ---------
            Consolidated                             $   2,707        $   2,261
                                                     =========        =========


(1) Operating income for the three months ended March 31, 2007 and 2006 includes severance expense of $759 and $146, respectively, which was all charged to the Cosmetic segment. The pension curtailment gain of $5,420 for the three months ended March 31, 2007 was allocated $4,287 to the Cosmetic segment and $1,133 to the Pharmaceutical segment.

13.   SALE OF PROPERTY

In January 2007, the Company sold land and buildings located in Little Falls, New York to an unrelated third party for gross proceeds of $2,999, less $228 in closing costs and leased back the properties for a six year term. The land and buildings had a net book value of $3,118 as of December 31, 2006. In connection with this sale, the Company recorded an impairment loss of approximately $347 in fiscal 2006.

In June 2007, the Company sold land and buildings located in Newark, New Jersey to an unrelated third party for gross proceeds of $575, less $45 in closing costs. The land and buildings had a net book value of $400, resulting in a gain on the sale of approximately $130.

(14) Condensed Consolidating Financial Information

The Company's obligations related to its ABL Credit Facility, Floating Rate Notes and Subordinated Notes are guaranteed jointly and severally by the Company's direct and indirect present and future domestic restricted subsidiaries (the "Guarantors"). The following financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for domestic subsidiaries of the Company that are Guarantors (collectively, the "Guarantor Subsidiaries") and foreign subsidiaries of the Company that are not Guarantors (collectively, the "Non-Guarantor Subsidiaries"). The accounting policies of the Issuer, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are the same as those described for the Company in the 2006 Annual Report on Form 10-K. See Note 3 for information relating to the restatements.


                           CONSOLIDATING BALANCE SHEET
                                 March 31, 2007


                                                                              GUARANTOR     NON-GUARANTOR
                                                                   ISSUER    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                   ------    ------------   ------------  ------------  ------------
           ASSETS

Current assets:
     Cash and cash equivalents                                    $   1,368    $    (517)     $     424      $    --      $   1,275
     Accounts receivable                                             47,622        8,198          3,467           --         59,287
     Inventories                                                     82,102        8,544         11,869           (464)     102,051
     Deferred income taxes                                           24,217        5,083          1,042           --         30,342
     Prepaid expenses and other current assets                        3,597          473          2,542           --          6,612
                                                                  ---------    ---------      ---------      ---------    ---------
                     Total current assets                           158,906       21,781         19,344           (464)     199,567

Property, plant and equipment, net                                   36,119        1,549          3,732           --         41,400
Intercompany                                                        135,439     (116,106)       (19,333)          --           --
Intangibles arising from acquisitions, net                          167,403       85,322           --             --        252,725
Goodwill                                                             92,858       47,460          5,000           --        145,318
Other assets                                                         25,027         --            1,748           --         26,775
Note receivable                                                       6,430         --             --           (6,430)        --
Deferred income taxes                                                21,683         --              266           --         21,949
                                                                  ---------    ---------      ---------      ---------    ---------
                     Total assets                                 $ 643,865    $  40,006      $  10,757      $  (6,894)   $ 687,734
                                                                  =========    =========      =========      =========    =========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                            $     198    $    --        $      61      $    --      $     259
     Accounts payable                                                28,139        3,383          3,152           --         34,674
     Accrued liabilities                                             40,406        6,200          2,625           --         49,231
                                                                  ---------    ---------      ---------      ---------    ---------
                     Total current liabilities                       68,743        9,583          5,838           --         84,164

Long-term debt, less current portion                                377,500         --            1,130           --        378,630
Long-term pension liability, less current portion                    13,512         --             --             --         13,512
Deferred liabilities                                                  1,506         --             --             --          1,506
Deferred income taxes                                                66,540       33,191            136           --         99,867
Note payable                                                           --           --            6,430         (6,430)        --
                                                                  ---------    ---------      ---------      ---------    ---------
                     Total liabilities                              527,801       42,774         13,534         (6,430)     577,679
                                                                  ---------    ---------      ---------      ---------    ---------

Shareholders' equity:
     Common stock $.01 par value, authorized
        1,000 shares; issued 1,000 shares                              --           --             --             --           --
     Additional paid-in capital                                     144,404         --                5           --        144,409
     Accumulated other comprehensive income (loss)                     (344)        --              776           --            432
     Accumulated deficit                                            (27,996)      (2,768)        (3,558)          (464)     (34,786)
                                                                  ---------    ---------      ---------      ---------    ---------

                     Total shareholders' equity                     116,064       (2,768)        (2,777)          (464)     110,055
                                                                  ---------    ---------      ---------      ---------    ---------


                     Total liabilities and shareholders' equity   $ 643,865    $  40,006      $  10,757      $  (6,894)   $ 687,734
                                                                  =========    =========      =========      =========    =========




                               CONSOLIDATING BALANCE SHEET
                                    DECEMBER 31, 2006

                                                                              GUARANTOR     NON-GUARANTOR
                                                                   ISSUER    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                   ------    ------------   ------------  ------------  ------------

Current assets:
     Cash and cash equivalents                                    $     343    $    (599)    $     298       $    --      $      42
     Accounts receivable, net                                        49,088        9,799         2,676            --         61,563
     Inventories                                                     76,445        8,755        10,331            (469)      95,062
     Deferred income taxes                                           24,008        4,955         1,032            --         29,995
     Prepaid expenses and other current assets                        3,457          494         2,458            --          6,409
                                                                  ---------    ---------     ---------       ---------    ---------
                     Total current assets                           153,341       23,404        16,795            (469)     193,071

Property, plant and equipment, net                                   39,262        1,638         3,747            --         44,647
Intercompany                                                        134,931     (116,585)      (18,346)           --             --
Intangibles arising from acquisitions, net                          168,118       85,919          --              --        254,037
Goodwill                                                             92,858       47,460         5,000            --        145,318
Other assets                                                         25,801            1         1,860            --         27,662
Note receivable                                                       6,430         --            --            (6,430)        --
Deferred income taxes                                                24,776         --             263            --         25,039
                                                                  ---------    ---------     ---------       ---------    ---------
                     Total assets                                 $ 645,517    $  41,837     $   9,319       $  (6,899)   $ 689,774
                                                                  =========    =========     =========       =========    =========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                            $     105    $    --       $      60       $    --      $     165
     Accounts payable                                                33,904        3,746         2,477            --         40,127
     Accrued liabilities                                             38,334        6,794         2,519            --         47,647
                                                                  ---------    ---------     ---------       ---------    ---------
                     Total current liabilities                       72,343       10,540         5,056            --         87,939

Long-term debt, less current portion                                369,105         --           1,134            --        370,239
Long-term pension liability, less current portion                    19,943         --            --              --         19,943
Deferred liabilities                                                  1,492         --            --              --          1,492
Deferred income taxes                                                65,964       32,356           135            --         98,455
Note payable                                                           --           --           6,430          (6,430)        --
                                                                  ---------    ---------     ---------       ---------    ---------
                     Total liabilities                              528,847       42,896        12,755          (6,430)     578,068
                                                                  ---------    ---------     ---------       ---------    ---------

Shareholders' equity:
     Common stock $.01 par value, authorized
        1,000 shares; issued 1,000 shares                              --           --            --              --           --
     Additional paid-in capital                                     146,256         --               5            --        146,261
     Accumulated other comprehensive income (loss)                     (260)        --             681            --            421
     Accumulated deficit                                            (29,326)      (1,059)       (4,122)           (469)     (34,976)
                                                                  ---------    ---------     ---------       ---------    ---------

                     Total shareholders' equity                     116,670       (1,059)       (3,436)           (469)     111,706
                                                                  ---------    ---------     ---------       ---------    ---------


                     Total liabilities and shareholders' equity   $ 645,517    $  41,837     $   9,319       $  (6,899)   $ 689,774
                                                                  =========    =========     =========       =========    =========



                      CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2007

                                                        GUARANTOR      NON-GUARANTOR
                                              ISSUER   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                              ------   ------------    ------------   ------------    ------------

Net sales                                   $  71,187    $  22,579      $  10,249      $    --        $ 104,015

Cost of goods sold                             39,775        6,720          4,431             (5)        50,921
                                            ---------    ---------      ---------      ---------      ---------

Gross profit                                   31,412       15,859          5,818              5         53,094

Selling and administrative expenses            23,533       17,096          5,145           --           45,774
Gain on pension curtailment                    (5,420)        --             --             --           (5,420)
Severance expenses                                759         --             --             --              759
                                            ---------    ---------      ---------      ---------      ---------

      Operating income (loss)                  12,540       (1,237)           673              5         11,981

Other income (expense):
      Interest expense, net                    (9,291)         113           (261)          --           (9,439)
      Other income (expense), net                 (61)          (1)            66           --                4
                                            ---------    ---------      ---------      ---------      ---------


Earnings (loss) before income taxes             3,188       (1,125)           478              5          2,546
Provision for (benefit from) income taxes       1,590         (437)           (86)          --            1,067
                                            ---------    ---------      ---------      ---------      ---------

      Net earnings (loss)                   $   1,598    $    (688)     $     564     $       5      $   1,479
                                            =========    =========      =========      =========      =========





                      CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2006
                                    Restated

                                                     GUARANTOR       NON-GUARANTOR
                                            ISSUER   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                            ------   ------------    ------------   ------------    ------------

Net sales                                   $ 64,763    $ 18,795       $  9,612          $--         $ 93,170

Cost of goods sold                            38,176       5,933          4,419           --           48,528
                                            --------    --------       --------      --------        --------

Gross profit                                  26,587      12,862          5,193           --           44,642

Selling and administrative expenses           22,366      14,436          4,617           --           41,419
Severance expenses                               146        --             --             --              146
                                            --------    --------       --------      --------        --------

      Operating income (loss)                  4,075      (1,574)           576           --            3,077

Other income (expense):
      Interest expense, net                   (8,777)       --              (66)          --           (8,843)
      Other income (expense), net                 28          (2)           (17)          --                9
                                            --------    --------       --------      --------        --------


Earnings (loss) before income taxes           (4,674)     (1,576)           493           --           (5,757)
Provision for (benefit from) income taxes     (1,704)       (541)           141           --           (2,104)
                                            --------    --------       --------      --------        ---------

      Net earnings (loss)                   $ (2,970)   $ (1,035)      $    352          $--         $ (3,653)
                                            ========    ========       ========      ========        =========


                                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                        Three Months Ended March 31, 2007



                                                                               GUARANTOR     NON-GUARANTOR
                                                                     ISSUER   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                     ------   ------------   ------------  ------------ ------------
Cash flows from operating activities:
Net earnings (loss)                                                   $ 1,598    $  (688)       $   564      $     5      $ 1,479
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                           3,277        857             85            1        4,220
Amortization of display fixtures                                        2,583       --              124         --          2,707
Amortization of deferred financing fees and original issue discount       762       --             --           --            762
Non-cash stock compensation                                               168       --             --           --            168
Deferred income taxes                                                   3,682       (314)          --           --          3,368
Provision for excess and slow moving inventory                          1,901        354            326         --          2,581
Recovery from doubtful accounts                                          (188)      --             --           --           (188)
Gain on pension curtailment                                            (5,420)      --             --           --         (5,420)
Other non-cash operating items                                             70       --              (63)        --              7
Changes in operating assets and liabilities:
          Accounts receivable                                           1,653      1,601           (765)        --          2,489
          Inventories                                                  (7,557)      (143)        (1,761)          (5)      (9,466)
          Prepaid expenses and other current assets                      (140)        21            (61)        --           (180)
          Other assets                                                 (2,726)         1             (8)        --         (2,733)
          Accounts payable                                             (5,765)      (363)           649         --         (5,479)
          Accrued liabilities                                           1,577       (594)            81         --          1,064
          Deferred liabilities                                             14       --             --           --             14
          Pension liability (net)                                        (898)      --             --           --           (898)
          Intercompany receivables / payables                            (507)      (479)           996          (10)        --
                                                                      -------    -------        -------      -------      -------

            Net cash provided by (used in) operating activities        (5,916)       253            167           (9)      (5,505)
                                                                      -------    -------        -------      -------      -------

Cash flows provided by (used in) investing activities:
          Net proceeds from sale of property                            2,771       --             --           --          2,771
          Property, plant and equipment additions                      (1,778)      (171)           (34)        --         (1,983)
                                                                      -------    -------        -------      -------      -------

            Net cash provided by (used in) investing activities           993       (171)           (34)        --            788
                                                                      -------    -------        -------      -------      -------

Cash flows provided by (used in) financing activities:
          Principal borrowings under revolving credit facility, net     8,000       --             --           --          8,000
          Principal payments under mortgage                              --         --              (15)        --            (15)
          Distribution to DLI Holding Corp.                            (2,020)      --             --           --         (2,020)
          Payment of capital lease obligations                            (32)      --             --           --            (32)
                                                                      -------    -------        -------      -------      -------

            Net cash provided by (used in) financing activities         5,948       --              (15)        --          5,933
                                                                      -------    -------        -------      -------      -------

Effect of exchange rate changes on cash                                  --         --                8            9           17
                                                                      -------    -------        -------      -------      -------

Net increase in cash and cash equivalents                               1,025         82            126         --          1,233

Cash and cash equivalents at beginning of period                          343       (599)           298         --             42
                                                                      -------    -------        -------      -------      -------

Cash and cash equivalents at end of period                            $ 1,368    $  (517)       $   424      $  --        $ 1,275
                                                                      =======    =======        =======      =======      =======



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2006
                                    Restated
                                                                               GUARANTOR     NON-GUARANTOR
                                                                     ISSUER   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                     ------   ------------   ------------  ------------ ------------
Cash flows from operating activities:
Net earnings (loss)                                                   $ (2,970)   $ (1,035)   $    351    $      1    $ (3,653)
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                            2,745         807         104          (5)      3,651
Amortization of display fixtures                                         2,119        --           142        --         2,261
Amortization of deferred financing fees and original issue discount        658        --          --          --           658
Non-cash stock compensation                                                223        --          --          --           223
Deferred income taxes                                                   (2,927)       --          --          --        (2,927)
Provision for excess and slow moving inventory                             566         534         131        --         1,231
Provision for doubtful accounts                                             45        --          --          --            45
Gain on sale of property                                                   (48)       --          --          --           (48)
Other non-cash operating items                                            --          --            39        --            39
Changes in operating assets and liabilities:
          Accounts receivable                                           (6,626)        435        (345)       --        (6,536)
          Inventories                                                      246        (421)     (1,047)       --        (1,222)
          Prepaid expenses and other current assets                      1,057         136        (337)       --           856
          Other assets                                                  (3,274)       --          (461)       --        (3,735)
          Accounts payable                                              (4,034)        181         616        --        (3,237)
          Accrued liabilities                                                3      (1,168)        253          (1)       (913)
          Pension liability (net)                                          212        --          --          --           212
          Intercompany receivables / payables                           (1,308)      1,361         (74)         21        --
                                                                      --------    --------    --------    --------    --------

            Net cash provided by (used in) operating activities        (13,313)        830        (628)         16     (13,095)
                                                                      --------    --------    --------    --------    --------

Cash flows provided by (used in) investing activities:
          Net proceeds from sale of property                                50        --          --          --            50
          Property, plant and equipment additions                       (1,810)        (43)        (18)       --        (1,871)
                                                                      --------    --------    --------    --------    --------

            Net cash used in investing activities                       (1,760)        (43)        (18)       --        (1,821)
                                                                      --------    --------    --------    --------    --------

Cash flows provided by (used in) financing activities:
          Principal borrowings under revolving credit facility, net     13,900        --          --          --        13,900
          Principal payments under mortgage                               --          --           (14)       --           (14)
          Payment of deferred financing fees                              (326)       --          --          --          (326)
          Contributed capital                                               40        --          --          --            40
          Payment of capital lease obligations                             (31)       --          --          --           (31)
                                                                      --------    --------    --------    --------    --------

            Net cash provided by (used in) financing activities         13,583        --           (14)       --        13,569
                                                                      --------    --------    --------    --------    --------

Effect of exchange rate changes on cash                                   --          --            33         (16)         17
                                                                      --------    --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents                    (1,490)        787        (627)       --        (1,330)

Cash and cash equivalents at beginning of period                         1,862        (434)      1,174        --         2,602
                                                                      --------    --------    --------    --------    --------

Cash and cash equivalents at end of period                            $    372    $    353    $    547    $   --      $  1,272
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

The information below for the three months ended March 31, 2006 has been adjusted to reflect the restatement of the Company's financial results which is more fully described in Note 3, "Restatements" in the Notes to the Consolidated Financial Statements.

As previously disclosed, the Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by the required filing date of May 15, 2007 as the Company determined that it was necessary to re-evaluate its customer liabilities pertaining to reserves required for future sales returns and markdowns. The Company has completed this re-evaluation and concluded that immaterial adjustments are required to previously reported amounts and that it has made such corrections through an adjustment (increase) to its customer liability reserves of $209 in the quarter ended March 31, 2007.


RECENT DEVELOPMENTS


RETIREMENT PLAN AMENDMENTS

Effective April 1, 2007 (approved and adopted January 15, 2007 by the Board of Directors of the Company), the Company amended the Employees' Pension Plan. As a result of this amendment, the plan is closed to new employees and the accrual of future benefits to current employees has been discontinued. All retirement benefits that employees earned as of April 1, 2007 have been fully preserved. Employees' ongoing service with the Company will continue to be credited for vesting purposes. The amendment of the Employees' Pension Plan resulted in a curtailment of the plan. As a result of this curtailment, the Company recorded a reduction in the benefit obligation of $10.3 million, a reduction in the unrecognized net actuarial loss of $4.9 million and a benefit of $5.4 million during the first quarter of 2007.

Effective April 2, 2007, the 401(k) plan has been redesigned as a result of the Company's amendment of its Employees' Pension Plan. The following represent the material changes to the 401(k) plan: (i) automatic enrollment for all eligible employees; (ii) Company matching contributions of employee's contributions up to 3% of eligible compensation, and 50% of the next 2% contributed; and (iii) a Company additional automatic contribution of 3% of eligible compensation for employees who on April 1, 2007 were at least 50 years of age and had 10 or more years of vesting service.

CLOSING OF THE MANUFACTURING ACTIVITIES AT THE CANAJOHARIE FACILITY

On February 12, 2007, the Company announced plans to transfer the manufacturing activities currently performed at its plant in Canajoharie, New York (the "Canajoharie Plant") to independent contractors in North Carolina. The transfer resulted in the termination of approximately 71 employees, which was conducted in phases which began in mid April 2007, and was completed as of June 30, 2007. The Company is currently listing the Canajahorie Plant for sale. Pursuant to the Company's formal severance policy, a charge of $0.6 million for severance costs and related benefits was recorded during the first quarter of 2007 in accordance with SFAS No. 112. Additional severance benefits earned for future services by employees being terminated will be recognized as a charge in the consolidated financial statements as such severance benefits are earned. The Company estimates that approximately $0.1 million, all in the Cosmetic segment, will be incurred for additional severance costs during 2007. Cash payouts are expected to be completed by the end of 2007. As of March 31, 2007, no employees have been terminated and no severance benefits have been paid.


OPERATIONAL INITIATIVES

In addition to the Company's focus on realizing cost savings, the Company is committed to improving the efficiency of its operations. In mid-2005, the Company engaged Synergetics Installations Worldwide, Inc., or Synergetics, a leading management consulting firm specializing in providing supply chain management advice to manufacturing companies, to assist the Company in realizing previously identified cost savings as well as identifying and implementing additional cost saving opportunities. The Company has substantially completed the implementation of sales and operational process initiatives designed to improve sales forecasting, demand planning and production scheduling, the efficiency level of the manufacturing facilities, and the process of identifying, evaluating and selling promotional products. The Company anticipates incremental annualized cost savings in 2007 of approximately $6.0 million. The Company has incurred consulting fees and implementation costs associated with its 2005 and 2006 cost savings activities of approximately $1.2 million and $3.7 million, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006 (Restated)

The following table sets forth the Company's results of operations for the three months ended March 31, 2007 and 2006. See Note 3 to the Notes to the Consolidated Financial Statements for additional information related to the restatements.

                                                    Three Months Ended March 31,
                                                        2007             2006
                                                        ----             ----
                                                                     (Restated)
                                                               ($000)
Net Sales
      Cosmetic segment                                $  80,334      $  73,266
      Pharmaceutical segment                             23,681         19,904
                                                      ---------      ---------
Total net sales                                         104,015         93,170

Cost of goods sold                                       50,921         48,528
                                                      ---------      ---------

Gross profit                                             53,094         44,642

Selling and administrative expenses                      45,774         41,419
Gain on pension curtailment                              (5,420)           --
Severance expenses                                          759            146
                                                      ---------      ---------

Operating income                                         11,981          3,077

Other income (expense):
    Interest expense, net                                (9,439)        (8,843)
    Other income (expense), net                               4              9
                                                      ---------      ---------

Earnings (loss) before income taxes                       2,546         (5,757)
Provision for (benefit from) income taxes                 1,067         (2,104)
                                                      ---------      ---------
Net earnings (loss)                                   $   1,479      $  (3,653)
                                                      =========      =========

The Company's net sales for the three months ended March 31, 2007 were $104.0 million, an increase of $10.8 million, or 11.6% compared to net sales of $93.2 million for the three months ended March 31, 2006.

The Cosmetic segment of the business generated net sales for the three months ended March 31, 2007 of $80.3 million, an increase of $7.0 million, or 9.6% compared to net sales of $73.3 million for the three months ended March 31, 2006. Net sales increased primarily due to higher shipments of the SALLY HANSEN(R) nail color, nail treatment and lip product lines, as well as higher international net sales (a 24.8% increase over 2006), partially offset by lower shipments in non-core product lines. As reported by IRI, the SALLY HANSEN(R) brand remains the number one brand in the mass market nail care category with a 24.3% share of market for the quarter. In nail enamel, the SALLY HANSEN(R) brand increased its number one market share position to a 41.4% share of market. SALLY HANSEN(R) has the number one market share position in nail treatment with a 48.1% share of market for the quarter, down from 51.1% in the prior year comparable quarter. This decrease is primarily attributable to the significant growth in the anti-fungal category in which the Company does not aggressively participate. The Company has increased its number one market share position in bleaches and depilatories to a 37.6% share of market for the quarter. LACROSS(R) has the number three market share position in nail and beauty implements with a 14.8% share of the market for the quarter, a decrease from the prior year comparable quarter due to the loss of a major mass market customer due to aggressive competitor pricing.

The over-the-counter Pharmaceutical segment of the business generated net sales for the three months ended March 31, 2007 of $23.7 million, an increase of $3.8 million, or 19.0% compared to net sales of $19.9 million for the three months ended March 31, 2006. Net sales increased primarily due to higher shipments in the ORAJEL(R) line of oral analgesics. ORAJEL(R), the core brand of the Pharmaceutical segment maintained its leadership position in the oral analgesics category with a 32.0% share of market for the first quarter, as reported by IRI.

Cost of goods sold for the three months ended March 31, 2007 was $50.9 million, or 49.0% of net sales compared to $48.5 million or 52.1% of net sales for the three months ended March 31, 2006. This decrease as a percentage of net sales reflects cost savings achieved as a result of continued operational improvements, higher net sales in the Pharmaceutical segment and a continued trend in the Company's business towards higher margin products, primarily in the Cosmetic segment. Cost of goods sold for the three months ended March 31, 2006 included approximately $1.0 million, or 1.1% of net sales related to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility which were recorded according to the provisions of SFAS No. 151.

Selling and administrative expenses for the three months ended March 31, 2007 were $45.8 million, or 44.0% of net sales compared to $41.4 million or 44.5% of net sales for the three months ended March 31, 2006.

The Company recorded a gain on pension curtailment of $5.4 million during the three months ended March 31, 2007 in connection with the amendment of the Employees' Pension Plan.

Severance expenses for the three months ended March 31, 2007 primarily represent charges recorded in connection with the ceasing of manufacturing activities at the Canajoharie Plant.

Net interest expense for the three months ended March 31, 2007 and 2006 of $9.4 million and $8.8 million, respectively, was primarily attributable to interest incurred on the Floating Rate Notes (as defined herein), the Subordinated Notes (as defined herein) and the ABL Credit Facility. The increase in net interest expense was primarily attributable to an increase in interest rates.

Income tax expense for the three months ended March 31, 2007 of $1.1 million was based on the Company's expected effective tax rate of 41.9% for the year ending December 31, 2007. The increase in the effective income tax rate is primarily due to a greater impact of projected permanent items on foreign book income as compared to the previous year.

The income tax benefit for the three months ended March 31, 2006 of $2.1 million was based on the Company's effective tax rate of 36.5% for year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on its substantial indebtedness and from funding of capital expenditures, ongoing operating costs and working capital.

In connection with the Merger in January 2005, substantially all of the Company's then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced. The Company issued $175 million of senior subordinated notes due 2012 (the "Subordinated Notes"), and closed on the prior senior credit facilities which provided for aggregate maximum borrowings of $250.0 million, consisting of a prior term loan facility of $200.0 million and a prior revolving credit facility of $50.0 million. On October 28, 2005, the Company refinanced and terminated the prior senior credit facilities through the issuance of $185.0 million of senior secured floating rate notes due November 1, 2011 (the "Floating Rate Notes"), and a $75.0 million credit agreement. This agreement was used as interim financing until December 29, 2005, when it was replaced with an $85.0 million asset-based revolving credit facility, as subsequently amended (the "ABL Credit Facility").

Principal and interest payments under the Floating Rate Notes, the ABL Credit Facility and the Subordinated Notes will represent significant liquidity requirements for the Company. The Company expects that cash flow from operating activities and expected available borrowings under the ABL Credit Facility will provide sufficient working capital to operate the Company's business, to fund expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Company's outstanding debt. The Company's ability to borrow under the ABL Credit Facility is subject to a borrowing base consisting of a percentage of eligible accounts receivable and eligible inventory. No assurance can be given, however, that the Company's business will, in fact, generate sufficient cash flows or that future borrowings will, in fact, be available in an amount sufficient to enable the Company to service its debt or to fund its other liquidity needs.


THE SUBORDINATED NOTES AND FLOATING RATE NOTES

The Subordinated Notes bear interest at 8% and are guaranteed by certain of the existing and future domestic subsidiaries of the Company. The Subordinated Notes and guarantees are unsecured senior subordinated obligations and rank equally with all future subordinated indebtedness and are subordinated to the current and future senior indebtedness and other liabilities of the Company and its subsidiaries. Interest on the Subordinated Notes is payable semi-annually on February 1 and August 1.

The Subordinated Notes contain covenants that, among other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, the distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications, set forth in the Subordinated Notes Indenture.

The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR plus 5.0%. The Floating Rate Notes are guaranteed by certain of the existing and future domestic subsidiaries of the Company. The Floating Rate Notes and guarantees are secured by a first priority security interest in substantially all of the Company's and guarantors' assets, other than inventory, receivables, equity interest in the Company's subsidiaries and other specified excluded assets and by a second priority security interest in substantially all the Company's and guarantors' inventory, receivables and other specified liquid assets. The Floating Rate Notes and guarantees rank equally with all existing and future senior indebtedness and rank senior to all existing and future subordinated indebtedness, including the Subordinated Notes and related guarantees. Interest on the Floating Rate Notes is payable quarterly on February 1, May 1, August 1 and November 1.

The Floating Rate Notes contain covenants that, among other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications, set forth in the Floating Rate Notes Indenture.

On June 20, 2007, the Company received notices of default from the Trustees. Under Section 4.03(a) of the Indentures, the Company was required to file its Form 10-Q within the time period specified by the SEC's rules and regulations. The Trustee for each Indenture provided the notice of default to notify the Company that it was in violation of Section 4.03(a) of the respective Indenture as a result of the delay in the filing of the Form 10-Q, as described above under "Overview" and in Note 3 to the Consolidated Financial Statements, and to demand that the Company remedy the default.

Each Indenture provides that the Company has 30 days from receipt of a notice of default to cure such default before an event of default occurs under the Indenture. If an event of default occurs, the respective Trustee or the Holders of 25% in aggregate principal amount of the Subordinated Notes or the Floating Rate Notes, as the case may be, may declare the applicable Notes to be due and payable immediately. The Company has cured the default with respect to each Indenture as of July 6, 2007 by filing this report.

THE ABL CREDIT FACILITY

The ABL Credit Facility, which was subsequently amended on February 23, 2006 and November 29, 2006, matures on December 29, 2010 and provides for aggregate maximum borrowings of $85.0 million. The ABL Credit Facility is guaranteed by DLI Holding II Corp. and by certain of the Company's existing and future domestic subsidiaries. The ABL Credit Facility is an asset-based facility with a first priority security interest in substantially all accounts receivable and inventory and a second priority security interest in substantially all tangible and intangible assets. The ABL Credit Facility is also secured on a first priority basis by the capital stock of the Company's domestic subsidiaries. Also, the guarantee by DLI Holding II Corp., is secured by a pledge of all of its assets. The Company and the subsidiary guarantors, the credit facility collateral agent and the Trustee for the Floating Rate Notes and the note collateral agent entered into an Intercreditor Agreement.

Borrowings under the ABL Credit Facility are determined by a formula which provides eligibility of up to 85% of the net book value of domestic accounts receivable and a range of 35% to 65% of domestic inventory. Borrowings under the ABL Credit Facility bear interest at the Company's option at either: (i) an alternate base rate which is equal to the higher of 0.50% per year above the federal funds effective rate and the base rate announced by the ABL Credit Facility's administrative agent as its prime rate plus an applicable margin ranging from 0.25% to 0.75% (0.25% at March 31, 2007) based on the Company's borrowing base availability, or (ii) an Adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 1.75% (1.25% at March 31, 2007) based on the Company's borrowing base availability. The terms of the ABL Credit Facility include a commitment fee of .375% based on unused commitments of the lenders, letter of credit fees on the aggregate face amount of outstanding letters of credit and underwriting and administrative fees.

The ABL Credit Facility includes covenants, that among other things, limit or restrict the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers or make capital expenditures or engage in certain transactions with affiliates. The ABL Credit Facility also requires the Company to comply with a minimum coverage ratio of Consolidated EBITDA to fixed charges whenever excess borrowing availability is less than $10.0 million on any day. As of March 31, 2007, the Company had $18.0 million of senior debt and $1.0 million of letters of credit outstanding under the ABL Credit Facility, $66.0 million of unutilized commitments and $60.3 million of availability thereunder. As of July 2, 2007, the Company had $20.0 million of senior debt and $1.0 million of letters of credit outstanding under the ABL Credit Facility, $64.0 million of unutilized commitments and $60.6 million of availability thereunder.

The ABL Credit Facility requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A. to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100.0 million expiring on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of March 31, 2007, the Company recorded a liability of $132 in the accompanying consolidated balance sheet and recorded an after-tax net loss of $83 and an after-tax net gain of $169 in accumulated other comprehensive income during the three months ended March 31, 2007 and 2006, respectively. No hedge ineffectiveness was recorded during the three months ended March 31, 2007 and 2006.


FINANCIAL COVENANTS

Borrowings under the ABL Credit Facility are subject to certain conditions and limitations described above. The indentures governing the Subordinated Notes and the Floating Rate Notes contain significant financial and operating covenants, including prohibitions on the Company's ability to incur certain additional indebtedness or to pay dividends. The ABL Credit Facility contains borrowing conditions and customary events of default, including nonpayment of interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events.

On March 31, 2007, the Company entered into a Waiver and Consent to the ABL Credit Facility. Among other things, the Waiver and Consent (i) waived certain Defaults or Events of Default relating to any potential restatement or revision of the Company's consolidated financial statements delivered prior to the date of the Waiver and Consent, and (ii) extended the date on which audited financial statements with respect to the fiscal year ended December 31, 2006, and certain other documents under the ABL Credit Facility, were required to be delivered to April 30, 2007 from March 31, 2007. The Company delivered its audited financial statements for the fiscal year ended December 31, 2006 and all other required documents under the ABL Credit Facility to its lenders on April 30, 2007.

On May 15, 2007, the Company entered into a Second Waiver and Consent to the ABL Credit Facility. Among other things, the Second Waiver and Consent (i) waived certain Defaults or Events of Default relating to any potential restatement or revision of the Company's consolidated financial statements delivered prior to the date of the Second Waiver and Consent, and (ii) extended the date on which unaudited financial statements for the three months ended March 31, 2007, and certain other documents under the ABL Credit Facility, were required to be delivered to June 15, 2007 from May 15, 2007.

On June 15, 2007, the Company entered into a Third Waiver and Consent to the ABL Credit Facility. Among other things, the Third Waiver and Consent (i) waived certain Defaults or Events of Default relating to any potential restatement or revision of the Company's consolidated financial statements delivered prior to the date of the Third Waiver and Consent, and (ii) extended the date on which unaudited financial statements for the three months ended March 31, 2007, and certain other documents under the ABL Credit Facility, were required to be delivered to July 10, 2007 from June 15, 2007.

The ABL Credit Facility has a minimum fixed charge coverage ratio financial covenant that is effective if the minimum excess availability under the ABL Credit Facility is less than specified levels. Under the terms of the ABL Credit Facility, the minimum fixed charge coverage ratio test would not have applied as of March 31, 2007 as borrowing availability under the ABL Credit Facility would have exceeded the specified threshold. The minimum fixed charge coverage ratio test requires the Company to comply with a minimum coverage ratio of consolidated EBITDA to fixed charges of at least 1:1 whenever excess availability is less than $10.0 million (which amount will be increased in proportion to any increase in commitments under the ABL Credit Facility).

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

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below. (in 000's)


                                               Qtr 2       Qtr 3      Qtr 4        Qtr 1
                                                2006        2006       2006        2007       TOTAL
                                             --------    --------    --------    --------    --------
                                              Restated    Restated

Net earnings (loss)                          $ (1,790)   $    225    $(13,914)   $  1,479    $(14,000)
Income tax expense (benefit)                   (1,030)        129      (8,013)      1,067      (7,847)
Interest expense, net                           9,431       9,385       9,473       9,439      37,728
Depreciation and amortization                   6,185       6,689       7,307       6,927      27,108
Losses related to inventory impairment (1)       --          --         5,000        --         5,000
Little Falls closure costs (2)                  1,804       1,830        --          --         3,634
Synergetics fees and expenses                     941         708         929        --         2,578
Non-cash stock compensation charges               222         161         164         168         715
Other (3)                                         305        (250)        983      (4,279)     (3,241)
                                             --------    --------    --------    --------    --------
Credit Agreement EBITDA (4)                  $ 16,068    $ 18,877    $  1,929    $ 14,801    $ 51,675
                                             ========    ========    ========    ========    ========


     (1) The Company recorded an incremental $25,054 provision for excess and slow moving inventory in the fourth quarter of 2006. The credit agreement limits the add back of losses related to disposition of excess, surplus or obsolete inventory to $5,000 per fiscal year and $15,000 in the aggregate, commencing with the fourth quarter of 2005.

     (2) Represents unabsorbed overhead costs of $3,349 charged to cost of goods sold, in accordance with SFAS No. 151, and $285 of implementation costs in connection with the closure of the Little Falls manufacturing facility.

     (3) Other represents extraordinary, unusual or non-recurring items, and other permitted add backs or adjustments under the credit agreement, including a benefit of $5,420 recorded during the first quarter of 2007 relating to the curtailment of the Employees' Pension Plan.

     (4) Credit Agreement EBITDA for the fourth quarter of 2006 and the latest twelve months ended March 31, 2007 would have been $21,983 and $71,729, respectively, if adjusted for the additional $20,054 in the provision for excess and slow moving inventory that can not be added back pursuant to the credit agreement.

     (5) Credit Agreement EBITDA (restated) for the first quarter of 2006 was $11,578.

OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended March 31, 2007 of $5.5 million was principally the result of $9.0 million in cash generated (net earnings of $1.5 million plus depreciation and amortization of $4.2 million, amortization of display fixtures of $2.7 million, the provision for excess and slow moving inventory of $2.6 million and deferred income taxes of $3.4 million, less the pension curtailment gain of $5.4 million) and a decrease in accounts receivable of $2.5 million, offset by an increase in inventories of $9.5 million, an increase in other assets of $2.7 million and a decrease in accounts payable and accrued liabilities of $4.4 million. Accounts receivable decreased due to the timing of shipments and receipt of payment from shipments which occurred during the fourth quarter of 2006. Inventories increased due to the purchase of materials to support projected 2007 sales levels. Other assets increased primarily due to the purchase and shipment of display fixtures to customers. Accounts payable and accrued liabilities decreased due to the timing of payments and purchases of material.

Net cash used in operating activities for the three months ended March 31, 2006 of $13.1 million was principally the result of $0.2 million in cash generated (pre-tax loss of $5.8 million plus depreciation and amortization of $3.7 million and amortization of display fixtures of $2.3 million), offset by increases in accounts receivable of $6.5 million, other assets of $3.7 million and a decrease in accounts payable of $3.2 million. Other assets increased due to the purchase and shipment of display fixtures to customers. Accounts payable decreased due to the timing of payments related to material purchases.


INVESTING ACTIVITIES

Net cash provided by investing activities of $0.8 million for the three months ended March 31, 2007 was primarily related to net proceeds of $2.8 million from the sale of the property in Little Falls, New York, offset by $2.0 million of capital spending for tooling, plates and dies, and manufacturing machinery and equipment. The Company currently expects that total expenditures for capital and display fixtures for 2007 will be approximately $22.0 million.

Net cash used in investing activities of $1.8 million for the three months ended March 31, 2006 was primarily related to capital spending for tooling, plates and dies, and manufacturing machinery and equipment.


FINANCING ACTIVITIES

Net cash provided by financing activities for the three months ended March 31, 2007 of $5.9 million was primarily due to borrowings under the Company's ABL Credit Facility of $8.0 million to support seasonal working capital requirements and a $2.0 million distribution to DLI Holding Corp. used for the repurchase of stock. Cash paid for interest during the three months ended March 31, 2007 was $12.1 million. The Company anticipates that its debt service requirements in 2007 will be approximately $34.6 million.

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company makes estimates and assumptions in the preparation of its financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company's most critical accounting policies relate to business acquisitions, revenue recognition, promotional allowance and co-operative advertising, accounts receivable, inventories, property, plant and equipment and other long-lived assets, pension benefits and income taxes. Further information regarding these policies appears within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2006 Annual Report on Form 10-K. Since December 31, 2006, there have been no significant changes to the Company's critical accounting policies or to the related assumptions and estimates involved in applying these policies, except as described in the following paragraph.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN No. 48 effective January 1, 2007. As a result of the adoption of FIN No. 48, the Company recorded a $1.3 million increase in the net liability for unrecognized tax benefits, which as required, was accounted for as an increase to the January 1, 2007 accumulated deficit.


NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company's liquidity, future financial results, economic conditions, trends, certain risks and uncertainties, expected efficiency improvements, and expected future cost savings are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "seek," "should," "look forward to," "indications," "plan," "momentum," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations, or "cautionary statements," include, without limitation:

     o    our substantial amount of debt;

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

     o    interest rates affecting the Company;

     o    regulatory requirements and government regulatory action;

     o failure to maintain satisfactory compliance with good manufacturing practice requirements;

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


Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.




Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The market risk inherent in the Company's market risk sensitive instruments is the potential loss arising from material adverse changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISK

The Company's borrowings at March 31, 2007 under the Floating Rate Notes and the ABL Credit Facility expose earnings to changes in short-term interest rates. Interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Effective February 1, 2006, the Company entered into a Collar with JPMorgan Chase Bank, N.A. for a notional amount of $100.0 million to hedge its exposure to changes in interest rates on a portion of the Floating Rate Notes.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to its management team, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As of March 31, 2007, the Company's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses in the Company's internal control over financial reporting described below. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the preparation of its annual financial statements for the year ended December 31, 2006 and the related audit by its independent registered public accounting firm, KPMG LLP, the Company identified the following material weaknesses in its internal control over financial reporting as of December 31, 2006 which continued as of March 31, 2007.

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

These deficiencies caused and have the potential to cause a material misstatement and/or inadequate disclosures in the Company's consolidated financial statements.

The material weaknesses identified in (1) and (2) above resulted in a restatement of the Company's prior consolidated financial statements as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and caused a delay in the filing of the Company's Form 10-Q.

The Company is currently in the process of developing and implementing remediation plans to address its material weaknesses. Specific remedial actions that have or are being taken for each of the material weaknesses described above are as follows:

(1) Technical accounting knowledge, experience and training in the application of generally accepted accounting principles, including:

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

(2)  Computation of the sales return reserve, including:

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

(3) Review controls over the accounting for and reporting of non-routine transactions and complex accounting matters, including:

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

Other than the foregoing measures, which have not been not fully implemented to remediate the material weaknesses described above, there has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications of the Company's Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 Controls and Procedures, for a more complete understanding of the matters covered by such certifications.

The Company is continuing to perform the systems and process evaluation testing of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow management to report on the internal control over financial reporting which will be required for the fiscal year ending December 31, 2007.

PART II - OTHER INFORMATION

Item 1A. RISKS RELATED TO THE COMPANY

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.


Item 6. EXHIBITS

     Exhibits

     Exhibit 10.1 Letter Agreement Regarding Employment with Shawn Smith, dated as of March 13, 2007. Filed as Exhibit 10.45 to Del Laboratories, Inc.'s Annual Report on Form 10-K filed April 30, 2007 (Commission File No. 001-05439) and incorporated herein by reference.

     Exhibit 10.2 Equity Settlement Agreement, dated as of February 15, 2007, among DLI Holding Corp., DLI Holding LLC, and William McMenemy. Filed as Exhibit 10.01 to Del Laboratories, Inc.'s Current Report on Form 8-K filed February 15, 2007 (Commission File No. 001-05439) and incorporated herein by reference.

     Exhibit 10.3   Amendment No. 3 to Employees' Pension Plan.

     Exhibit 10.4   Amendment No. 4 to 401(k) Plan.

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



              DATE:   JULY 6, 2007                  /S/ CHARLES J. HINKATY
              -----------------------               ----------------------
                                                    Charles J. Hinkaty
                                                    President and
                                                    Chief Executive Officer







              DATE:  JULY 6, 2007                   /S/ JOSEPH SINICROPI
              --------------------                  --------------------
                                                    Joseph Sinicropi
                                                    Executive Vice President and
                                                    Chief Financial Officer