Form 10-Q
period 2007-06-30
DEL LABORATORIES INC
filed 2007-08-14
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                          COMMISSION FILE NO. 001-05439

                             DEL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          13-1953103
--------------------------------                      ------------------------
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

The number of shares of Common Stock, $.01 par value, outstanding as of August 14, 2007 was 1,000.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index

Part I.    FINANCIAL INFORMATION
                                                                            PAGE

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of June 30, 2007 and
                December 31, 2006                                              3

           Consolidated Statements of Operations for the three and
                six months ended June 30, 2007 and 2006 (restated)             4

           Consolidated Statements of Cash Flows for the
                six months ended June 30, 2007 and 2006 (restated)             5

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                30

Item 3.    Quantitative and Qualitative Disclosures About Market Risks        43

Item 4.    Controls and Procedures                                            44




Part II.   OTHER INFORMATION

Item 1A.   Risks Related to the Company                                       46

Item 6.    Exhibits                                                           46


SIGNATURES                                                                    47



                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2007 and December 31, 2006
                                 (In thousands)
                                   (UNAUDITED)

                                                                     June 30,    December 31,
                                                                       2007          2006
                                                                   ----------   -------------
                                                                                    (Note 2)

       ASSETS

Current assets:

       Cash and cash equivalents                                   $     644    $      42
       Accounts receivable, less allowance for doubtful accounts
         of $1,713 in 2007 and $2,113 in 2006                         63,674       58,250
       Inventories                                                   107,411       95,062
       Deferred income taxes                                          30,430       29,995
       Assets held for sale                                              400         --
       Prepaid expenses and other current assets                       5,456        6,409
                                                                   ---------    ---------
                   Total current assets                              208,015      189,758

Property, plant and equipment, net                                    38,693       44,647
Intangibles arising from acquisitions, net                           251,412      254,037
Goodwill                                                             145,318      145,318
Other assets                                                          24,096       26,701
Deferred income taxes                                                 20,478       25,398
                                                                   ---------    ---------

                   Total assets                                    $ 688,012    $ 685,859
                                                                   =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

       Current portion of long-term debt                           $     194    $     165
       Accounts payable                                               38,232       40,127
       Accrued liabilities                                            38,843       44,334
                                                                   ---------    ---------

                   Total current liabilities                          77,269       84,626

Long-term debt, less current portion                                 380,784      370,239
Long-term pension liability, less current portion                     14,419       19,943
Deferred liabilities                                                   1,305        1,492
Deferred income taxes                                                 99,905       98,455
                                                                   ---------    ---------
                   Total liabilities                                 573,682      574,755
                                                                   ---------    ---------

Shareholders' equity:

       Common stock $.01 par value, 1,000 shares authorized
         and issued                                                     --           --
       Additional paid-in capital                                    148,517      146,261
       Accumulated other comprehensive income                            747          421
       Accumulated deficit (Note 6)                                  (34,934)     (35,578)
                                                                   ---------    ---------

                   Total shareholders' equity                        114,330      111,104
                                                                   ---------    ---------


                   Total liabilities and shareholders' equity      $ 688,012    $ 685,859
                                                                   =========    =========

 The accompanying notes are an integral part of the consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                   (UNAUDITED)

                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        ----------------------------------    ------------------------------------

                                         April 1, 2007 -    April 1, 2006 -   January 1, 2007 -   January 1, 2006 -
                                          June 30, 2007     June 30, 2006      June 30, 2007       June 30, 2006
                                        ---------------     -------------      -------------       -------------
                                                             (Restated)                            (Restated)

Net sales                                   $ 122,037         $ 111,988         $ 226,052         $ 205,158

Cost of goods sold                             61,816            57,729           112,737           106,257
                                            ---------         ---------         ---------         ---------

Gross profit                                   60,221            54,259           113,315            98,901

Selling and administrative expenses            49,924            47,644            95,698            89,063
Gain on pension curtailment                      (162)             --              (5,582)             --
Severance expenses                                 46               328               805               474
                                            ---------         ---------         ---------         ---------

Operating income                               10,413             6,287            22,394             9,364

Other income (expense):

   Gain on sale of property                       115                41               115                41
   Interest expense, net                       (9,437)           (9,431)          (18,876)          (18,274)
   Other income, net                            1,218               283             1,222               292
                                            ---------         ---------         ---------         ---------

Earnings (loss) before income taxes             2,309            (2,820)            4,855            (8,577)
Provision for (benefit from) income taxes       1,855            (1,030)            2,922            (3,134)
                                            ---------         ---------         ---------         ---------
Net earnings (loss)                         $     454         $  (1,790)        $   1,933         $  (5,443)
                                            =========         =========         =========         =========






 The accompanying notes are an integral part of the consolidated financial statements.


                     DEL LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (UNAUDITED)

                                                                                   June 30,
                                                                            ----------------------
                                                                             2007         2006
                                                                             ----         ----
                                                                                        Restated

Cash flows provided by (used in) operating activities:

Net earnings (loss)                                                        $  1,933    $ (5,443)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                                 8,498       7,607
Amortization of display fixtures                                              4,679       4,490
Amortization of deferred financing fees and original issue discount           1,491       1,362
Non-cash stock compensation                                                   2,851         445
Deferred income taxes                                                         5,154      (4,583)
Provision for excess and slow moving inventory                                6,829       4,595
Provision for (recovery from) doubtful accounts                                (114)        120
Gain on pension curtailment                                                  (5,582)       --
Loss on asset impairment                                                        804        --
Gain on sale of property                                                       (115)        (80)
Other non-cash operating items                                                 (550)       (271)

Changes in operating assets and liabilities:

    Accounts receivable                                                      (4,982)     (9,054)
    Inventories                                                             (18,200)      4,288
    Prepaid expenses and other current assets                                 1,159       1,518
    Other assets                                                             (3,796)     (4,700)
    Accounts payable                                                         (2,099)     (5,769)
    Accrued liabilities                                                      (3,732)      3,447
    Pension liability (net)                                                  (1,933)        235
    Deferred liability                                                         (240)        501
                                                                           --------    --------

          Net cash used in operating activities                              (7,945)     (1,292)
                                                                           --------    --------

Cash flows provided by (used in) investing activities:

    Proceeds from sale of property                                            3,439         562
    Property, plant and equipment additions                                  (3,559)     (3,351)
                                                                           --------    --------

         Net cash used in investing activities                                 (120)     (2,789)
                                                                           --------    --------

Cash flows provided by (used in) financing activities:

    Principal borrowings (payments) under revolving credit facility, net     10,000       5,000
    Principal payments under mortgage                                           (29)        (29)
    Payment of deferred financing fees                                         --          (452)
    Distribution to DLI Holding Corp. (Note 9(b))                            (2,020)       --
    Contributed capital                                                       1,425          40
    Payment of capital lease obligations                                        (64)        (63)
                                                                           --------    --------

          Net cash provided by financing activities                           9,312       4,496
                                                                           --------    --------

Effect of exchange rate changes on cash                                        (645)        115
                                                                           --------    --------

Net increase in cash and cash equivalents                                       602         530

Cash and cash equivalents at beginning of period                                 42       2,602
                                                                           --------    --------

Cash and cash equivalents at end of period                                 $    644    $  3,132
                                                                           ========    ========

Supplemental disclosures:
Cash paid for:

    Interest                                                               $ 17,332    $ 16,543
    Income taxes                                                           $    823    $  1,416

Non-cash transactions:

    Equipment acquired under capitalized leases                            $    569    $   --


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Del Laboratories, Inc. and subsidiaries (the "Company") is a manufacturer and marketer of cosmetic and proprietary OTC pharmaceutical products. The principal products in the cosmetics segment are nail color, nail treatment, bleaches and depilatories, beauty implements and value cosmetics. The principal products in the pharmaceutical segment are oral analgesics, children's toothpaste and sore throat relief and specialty OTC products.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying unaudited consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory obsolescence reserves and reserves for future sales returns and allowances and markdowns.

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

Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. The reserves for future markdowns and other related reserves for customer liabilities previously included in accrued liabilities in the consolidated balance sheet have been reclassified as a reduction of accounts receivable to be consistent with the classification of other reserves for customer liabilities. As of June 30, 2007 and December 31, 2006, reserves for future sales returns and allowances and markdowns aggregated $44,206 and $41,566, respectively.

As previously disclosed, the Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by the required filing date of May 15, 2007 as the Company determined that it was necessary to re-evaluate its customer liabilities pertaining to reserves required for future sales returns and markdowns. The Company completed this re-evaluation and concluded that immaterial adjustments were required to previously reported amounts and that it has made such corrections through an adjustment (increase) to its customer liability reserves of $209 in the quarter ended March 31, 2007.

The consolidated balance sheet as of December 31, 2006 has been revised to correct an immaterial error in the Company's accounting for display fixture reimbursement costs. The effect of this correction was to decrease other assets by $961, increase deferred income tax assets by $359 and increase the accumulated deficit by $602. The Company believes that the effect of this misstatement was not material, either quantitatively or qualitatively, to 2006 or any prior year.

3. RESTATEMENTS

The Company's consolidated statement of operations for the three and six months ended June 30, 2006 and consolidated statement of cash flows for the six months ended June 30, 2006 included in this Quarterly Report on Form 10-Q have been restated, principally as a result of understatements of certain customer liabilities relating to prior financial periods. The understatements of customer liabilities pertained to reserves required for future sales returns and markdowns due to incorrect assumptions and methodology and an accrual required for cooperative and promotional advertising programs. The Company also corrected certain other errors previously considered immaterial individually and in the aggregate. Such restatements were previously disclosed in Note 3 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The following table presents the effects of the restatements made to the Company's previously reported consolidated statement of operations for the three and six months ended June 30, 2006 for the errors described above.

STATEMENT OF OPERATIONS DATA

                                            Three Months Ended June 30, 2006
                                        ----------------------------------------
                                             AS
                                         PREVIOUSLY
                                          REPORTED     ADJUSTMENTS     RESTATED
                                          --------     -----------     --------

Net sales                                $ 112,109    $    (121)(a)   $ 111,988
Selling and administrative expenses         47,944         (300)(b)      47,644
Operating income                             6,108          179           6,287
Loss before taxes                           (2,999)         179          (2,820)
Benefit from income taxes                   (1,154)         124(c)       (1,030)
Net loss                                    (1,845)          55          (1,790)


                                              Six Months Ended June 30, 2006
                                        ----------------------------------------
                                             AS
                                         PREVIOUSLY
                                          REPORTED     ADJUSTMENTS     RESTATED
                                          --------     -----------     --------


Net sales                                $ 204,234    $     924(a)    $ 205,158
Selling and administrative expenses         89,893         (830)(b)      89,063
Operating income                             7,610        1,754           9,364
Loss before taxes                          (10,331)       1,754          (8,577)
Benefit from income taxes                   (3,977)         843(c)       (3,134)
Net loss                                    (6,354)         911          (5,443)


(a) Adjustment recorded to the reserves for future sales returns and markdowns and the liability for cooperative and promotional advertising.

(b) Adjustment recorded to the liability for cooperative and promotional advertising and for the correction of other immaterial errors.

(c) Adjustment recorded to reflect the income tax effect of the adjustments recorded in footnotes (a) and (b).

4. INVENTORIES

The components of inventories were as follows:

                                                          June 30,  December 31,
                                                           2007         2006
                                                         --------     --------

Raw materials                                            $ 59,018     $ 52,803
Work in process                                             8,193        5,687
Finished goods                                             82,815       80,896
                                                         --------     --------
Total gross inventories                                   150,026      139,386

Reserve for excess and slow moving inventories             42,615       44,324
                                                         --------     --------

                                                         $107,411     $ 95,062
                                                         ========     ========

Inventories are valued at the lower of cost (principally first-in/first-out) or market value. The Company records an inventory obsolescence reserve to the cost of inventories based upon its forecasted plans to sell or scrap, historical and projected disposal rates and the physical condition and age of the inventories. This reserve is calculated using an estimated obsolescence percentage applied to the inventories based on age, historical trends and requirements to support forecasted sales. In addition, the Company may establish specific reserves for future known or anticipated events. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, the timing of new product introductions, customer inventory levels, retailer consolidations, fashion-oriented color cosmetic trends or competitive conditions differ from expectations. However, once established, a reserve is not reduced or eliminated until the related inventory has been disposed of.

In accordance with SFAS No. 151, "INVENTORY COSTS", the Company charged $2,546 to cost of goods sold during the six months ended June 30, 2006 relating to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility (Note 10).

5. INTANGIBLES

Trade names have an indefinite life and relate to several of the Company's product lines, including SALLY HANSEN, LA CROSS, N.Y.C. NEW YORK COLOR, CORNSILK, ORAJEL, DERMAREST, STYE, GENTLE NATURALS and PRONTO. These trade names have indefinite lives and are used in advertising and marketing of the products and are widely recognized and accepted by consumers in the Company's respective markets. Customer relationships are being amortized on a straight-line basis over 20 years.

The components of intangibles arising from acquisitions were as follows:

                                                   JUNE 30, 2007
                                                   -------------
                                           GROSS
                                          CARRYING     ACCUMULATED     NET BOOK
                                           VALUE       AMORTIZATION      VALUE
                                          --------       --------       --------

Trade names                               $159,100       $   --         $159,100
Customer relationships                     105,000         12,688         92,312
                                          --------       --------       --------

                                          $264,100       $ 12,688       $251,412
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
                                          ========       ========       ========


Amortization expense was $1,313 for the three months ended June 30, 2007 and 2006 and was $2,625 for the six months ended June 30, 2007 and 2006. The estimated amortization expense for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $5,250 in each of the five years.

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

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company has accrued interest and penalties of $128 as of June 30, 2007.

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

The Company recorded a provision for income taxes of $2,922 during the six months ended June 30, 2007. The provision was based on the Company's expected effective tax rate of 41.0% for the year ending December 31, 2007 and, in addition, includes an incremental provision of $931 relating to the impact of the $2,457 non-cash stock compensation charge recorded during the second quarter of 2007 (see Note 9(c)) which is not deductible for income tax purposes. The Company recorded an income tax benefit of $3,134 (restated) during the six months ended June 30, 2006 based on the Company's expected effective tax rate of 36.5% for the year ended December 31, 2006. The increase in the effective income tax rate is primarily due to a greater impact of projected permanent items on foreign book income as compared to the previous year.

A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. There was no valuation allowance as of June 30, 2007 and December 31, 2006 as the Company believes it is more likely than not that the net deferred tax assets will be realized.

7. LONG - TERM DEBT

Long - term debt consisted of the following:

                                                           June 30, December 31,
                                                             2007        2006
                                                           --------   --------

8% senior subordinated notes, net of unamortized
   discount of $821 in 2007 and $897 in 2006, due in 2012   $174,179   $174,103
Senior secured floating rate notes, due in 2011              185,000    185,000
Revolving credit facility                                     20,000     10,000
Mortgage on land and buildings                                 1,275      1,194
Obligations under capital leases                                 524        107
                                                            --------   --------
                                                             380,978    370,404
Less current portion                                             194        165
                                                            --------   --------
                                                            $380,784   $370,239
                                                            ========   ========


The $85,000 asset-based revolving credit facility ("the ABL Credit Facility") requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100,000, expires on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of June 30, 2007, the Company recorded an asset of $70 in the accompanying consolidated balance sheet. The Company also recorded in accumulated other comprehensive income after-tax net gains of $125 and $209 during the three months ended June 30, 2007 and 2006, respectively, and recorded after-tax net gains of $42 and $378 during the six months ended June 30, 2007 and 2006, respectively. No hedge ineffectiveness was recorded during the three and six months ended June 30, 2007 and 2006.

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

On May 15, 2007 and June 15, 2007, the Company entered into a Second Waiver and Consent and Third Waiver and Consent to the ABL Credit Facility. Among other things, these waivers and consents (i) waived certain defaults or events of default relating to any potential restatement or revision of the Company's consolidated financial statements delivered prior to the date of such waivers and consents, and (ii) extended the date on which unaudited financial statements for the three months ended March 31, 2007, and certain other documents under the ABL Credit Facility, were required to be delivered to June 15, 2007 from May 15, 2007 and subsequently from June 15, 2007 to July 10, 2007. The Company delivered its unaudited financial statements for the three months ended March 31, 2007 and all other required documents under the ABL Credit Facility to it lenders on July 6, 2007.

On June 20, 2007, the Company received (i) a notice of default from Wells Fargo, National Association (the "Senior Subordinated Notes Trustee"), as trustee under the Company's indenture (the "Senior Subordinated Notes Indenture") for the Company's 8% Senior Subordinated Notes due 2012 (the " Senior Subordinated Notes") and (ii) a notice of default from Wells Fargo, National Association (together with the Senior Subordinated Notes Trustee, the "Trustees"), as trustee under the Company's indenture (the "Senior Secured Notes Indenture" and, together with the Senior Subordinated Notes Indenture, the "Indentures") for the Company's Senior Secured Floating Rate Notes due 2011 (the "Senior Secured Notes" and, together with the Senior Subordinated Notes, the "Notes").

Under Section 4.03(a) of the Indentures, the Company was required to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "First Quarter Form 10-Q") within the time period specified by the SEC's rules and regulations. The Trustee for each Indenture provided the notice of default to notify the Company that it was in violation of Section 4.03(a) of the respective Indenture as a result of the delay in the filing of the First Quarter Form 10-Q, as described in Note 2 above, and to demand that the Company remedy the default.

Each Indenture provides that the Company has 30 days from receipt of a notice of default to cure such default before an event of default occurs under the Indenture. If an event of default occurs, the respective Trustee or the Holders of 25% in aggregate principal amount of the Senior Subordinated Notes or the Senior Secured Notes, as the case may be, may declare the applicable Notes to be due and payable immediately. The Company cured the default with respect to each Indenture as of July 6, 2007 by filing its First Quarter Form 10-Q for the quarter ended March 31, 2007.

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

The Employees' Pension Plan formula is based on years of service and the employee's compensation during the five years before retirement. As a result of the closure of the Company's Little Falls facility (see Note 10 for further information), there was a partial curtailment of the Employees' Pension Plan, resulting in a reduction of the benefit obligation of $1,356, a reduction in the unrecognized net actuarial loss of $362 and the recording of a benefit of $994 during the third quarter of 2006. Effective April 1, 2007 (approved and adopted on January 15, 2007 by the Board of Directors of the Company), the Company amended the Employees' Pension Plan. As a result of this amendment, the plan is closed to new employees and the accrual of future benefits to current employees has been discontinued. All retirement benefits that employees earned as of April 1, 2007 were fully preserved. Employees' ongoing service with the Company will continue to be credited for vesting purposes. The amendment of the Employees' Pension Plan resulted in a curtailment of the plan. As a result of this curtailment, the Company recorded a reduction in the benefit obligation of $10,285, a reduction in the unrecognized net actuarial loss of $4,865 and a benefit of $5,420 during the first quarter of 2007. The curtailment gain was subsequently adjusted by an incremental $162 during the second quarter of 2007.

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


COMPONENTS OF NET PERIOD BENEFIT COST

The components of net periodic benefit costs of the Company's domestic plans are set forth in the following tables:

                          APRIL 1, 2007 - JUNE 30, 2007
                          -----------------------------

                                           EMPLOYEES'      LACROSS
                                            PENSION        PENSION
                                              PLAN          PLAN          SERP
                                            -------       -------       -------
Service cost                                 $  --         $  --         $     7
Interest cost                                    707            16           103
Expected return on plan assets                  (584)          (15)         --
Recognized net loss                             --            --              30
Curtailment adjustment                          (162)         --            --
                                             -------       -------       -------
Net periodic cost                            $   (39)      $     1       $   140
                                             =======       =======       =======



                          APRIL 1, 2006 - JUNE 30, 2006
                          -----------------------------

                                           EMPLOYEES'      LACROSS
                                            PENSION        PENSION
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
                                             =======       =======       =======



                         JANUARY 1, 2007 - JUNE 30, 2007
                         -------------------------------

                                           EMPLOYEES'      LACROSS
                                            PENSION        PENSION
                                              PLAN          PLAN          SERP
                                            -------       -------       -------
Service cost                                 $  --         $  --         $    14
Interest cost                                  1,422            32           207
Expected return on plan assets                (1,364)          (30)         --
Recognized net loss                             --            --              60
Curtailment                                   (5,582)         --            --
                                             -------       -------       -------
Net periodic cost                            $(5,524)      $     2      $   281
                                             =======       =======       =======

                         JANUARY 1, 2006 - JUNE 30, 2006
                         -------------------------------

                                           EMPLOYEES'      LACROSS
                                            PENSION        PENSION
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
                                             =======       =======       =======




     (b)  EMPLOYEE 401 (K) SAVINGS PLAN

The Company maintains an Employee 401(k) Savings Plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation on the first day of the month following the date of hire and having attained the age of twenty-one. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company retains the right to make optional contributions for any plan year. Optional contributions were not made by the Company in 2006.

The 401(k) Plan has been redesigned, effective April 2, 2007, as a result of the Company's amendment of the Employees' Pension Plan. The following represent the material changes to the 401(k) Plan: (i) automatic enrollment for all eligible employees; (ii) company matching contributions of 100% of an employee's contributions up to 3% of eligible compensation, and 50% of the next 2% contributed; and (iii) an additional automatic contribution of 3% of eligible compensation for employees who as of April 1, 2007, were at least 50 years of age and had 10 or more years of vesting service.


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

Pursuant to separate exchange agreements dated January 27, 2005 (the "Exchange Agreements"), certain continuing investors elected to exchange, immediately prior to the effective time of the Merger, fully-vested options to purchase the Company's common stock for options to purchase DLI Holding Corp. common stock, constituting approximately 6.6% of the diluted share capital of DLI Holding Corp. immediately after the Merger.

A summary of activity for the Exchange Options as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:


                                                                     WEIGHTED-
                                                                      AVERAGE
                                                       WEIGHTED-     REMAINING     AGGREGATE
                                                        AVERAGE     CONTRACTUAL    INTRINSIC
          EXCHANGE OPTIONS             SHARES       EXERCISE PRICE     TERM        VALUE (1)
          ----------------             ------       --------------     ----        ---------

Outstanding at January 1, 2007         299,770       $   17.71                     $  9,680
     Granted                              --               --                           --
     Exercised (2)                    (134,821)          17.88                       (2,000)
     Forfeited                            --               --                           --
                                      ---------
Outstanding at June 30, 2007           164,949       $   17.56      7.6 years      $ 12,833
                                      ========       =========      =========      ========
Exercisable at June 30, 2007           164,949       $   17.56      7.6 years      $ 12,833
                                      ========       =========      =========      ========


1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. Current market value as of January 1, 2007 was developed in consultation with independent valuation specialists. Current market value as of June 30, 2007 was determined by utilizing an assumed initial public offering price of DLI Holding Corp. common stock (see Note 15).

2) Options owned by William McMenemy, a director and former officer of the Company, were purchased on February 15, 2007. See note 9(b).

OPTION INCENTIVE PLAN

Effective January 27, 2005, DLI Holding Corp. adopted a new stock option incentive plan (the "Option Incentive Plan"). The Option Incentive Plan provides for grants of two types of options to officers or key employees of the Company:
Service Options and Exit Options.

Under the Option Incentive Plan, 180,000 options are reserved for issuance which represents approximately 4.3% of the outstanding shares of DLI Holding Corp. common stock as of the effective date of the Merger. Under the Option Incentive Plan, 33% of the granted options are Service Options and 67% are Exit Options.

A summary of option activity under the Option Incentive Plan as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:


                                                                     WEIGHTED-
                                                                      AVERAGE
                                                       WEIGHTED-     REMAINING     AGGREGATE
                                                        AVERAGE     CONTRACTUAL    INTRINSIC
          SERVICE OPTIONS              SHARES       EXERCISE PRICE     TERM        VALUE (1)
          ----------------             ------       --------------     ----        ---------


Outstanding at January 1, 2007        44,417       $    35.00                      $    667
     Granted                          12,900            50.00                           585
     Exercised                          --               --                             --
     Forfeited                        (1,334)           35.00                            81
                                    ---------
Outstanding at June 30, 2007          55,983       $    38.46        8.9 years     $  3,185
                                    ========       ==========        =========     ========
Exercisable at June 30, 2007          21,678       $    35.00        8.7 years     $  1,308
                                    ========       ==========        =========     ========

                                                                   WEIGHTED-
                                                                    AVERAGE
                                                     WEIGHTED-     REMAINING     AGGREGATE
                                                      AVERAGE     CONTRACTUAL    INTRINSIC
           EXIT OPTIONS              SHARES       EXERCISE PRICE     TERM        VALUE (1)
        ----------------             ------       --------------     ----        ---------


Outstanding at January 1, 2007        88,833       $   35.00                      $  1,333
     Granted                          25,800           50.00                         1,170
     Exercised                          --              --                            --
     Forfeited                        (2,666)          35.00                           161
                                    --------
Outstanding at June 30, 2007         111,967       $   38.46        8.9 years     $  6,371
                                    ========       =========        =========     ========


(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. Current market value as of January 1, 2007 was developed in consultation with independent valuation specialists. Current market value as of June 30, 2007 was determined by utilizing an assumed initial public offering price of DLI Holding Corp. common stock (see Note 15).

The weighted-average grant-date fair value of Service Options granted during the three months ended June 30, 2007 and 2006 was $54.25 and $13.06, respectively, and during the six months ended June 30, 2007 and 2006 was $54.85 and $13.16, respectively. The weighted-average grant-date fair value of Exit Options granted during the three months ended June 30, 2007 and 2006 was $45.36 and $9.22, respectively, and during the six months ended June 30, 2007 and 2006 was $45.36 and $9.61, respectively.

The Company recorded compensation expense relating to the Service Options of $116 and $53 for the three months ended June 30, 2007 and 2006, respectively, and $169 and $221 for the six months ended June 30, 2007 and 2006, respectively. The Company has not recorded compensation expense relating to the Exit Options as the Company has determined it is not probable that the performance conditions contained in the Exit Options will be achieved. Compensation expense relating to the fair value of the Exit Options will be measured and recorded upon the occurrence of a change in control. As of June 30, 2007, the total unrecognized compensation cost related to the non-vested Service Options was $785 and the related weighted-average period over which this cost is expected to be recognized is approximately 2.4 years.

The fair value of each Service Option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in the calculations for the three months ended June 30, 2007 and 2006, respectively: dividend yield of 0% and 0%; expected life of 2.7 and 3.8 years; risk-free interest rates of 4.83% and 4.90%; and expected volatility of 42.5% and 45.0%. The weighted average assumptions used in the calculations for the six months ended June 30, 2007 and 2006, respectively, were: dividend yield of 0% and 0%; expected life of 2.9 and 3.9 years; risk-free interest rates of 4.63% and 4.73%; and expected volatility of 42.5% and 45.0%. Because the Company's common stock is not publicly traded, the expected volatility used was determined based on an examination of the historical volatility of the stock price of the Predecessor Company, the historical and implied volatility of the stock prices of selected comparable companies and the nature of those companies, and other relevant factors.

The fair value of each Exit Option granted was estimated on the date of grant using a lattice-based valuation model with the following weighted average assumptions in the calculations for the three months ended June 30, 2007 and 2006, respectively: dividend yield of 0% and 0%; expected life of 2.7 and 3.8 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rates of 1.5% and 1.5%; risk-free interest rates of 4.83% and 4.90%; and expected volatility of 42.5% and 45.0%. The weighted average assumptions used in the calculations for the six months ended June 30, 2007 and 2006, respectively, were: dividend yield of 0% and 0%; expected life of 2.9 and 3.9 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rates of 1.5% and 1.5%; risk-free interest rates of 4.63% and 4.73%; and expected volatility of 42.5% and 45.0%.

OVERRIDE UNITS

Certain of the Company's executives made an investment in DLI LLC, and have been granted certain profit interests (the "Override Units") in DLI LLC. The Override Units have two sub-classes: Operating Units and Value Units. Subject to forfeiture and participation provisions (including the applicable Benchmark Amount of $32.718857) as detailed in the DLI LLC Agreement, the holders of Override Units will have voting rights with respect to their Override Units and shall have the rights with respect to profits and losses of DLI LLC and distributions from DLI LLC as set forth in the DLI LLC Agreement. The Override Units are not convertible into common stock and are not saleable or generally transferable.

DLI LLC's board approved 294,486 Override Units, as defined available for grant, of which 201,778 Override Units were granted as of December 31, 2005 and an additional 92,707 Override Units were granted on January 31, 2006. The Override Units were granted to Company executives at no cost to the executives.

A summary of the Override Units granted as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:


                                                                         GRANT-DATE
                    OPERATING UNITS                             UNITS    FAIR VALUE
                    ---------------                             -----    ----------

Operating Units subject to forfeiture at January 1, 2007        47,717    $   14.30
     Granted                                                      --           --
     Exempt from forfeiture                                    (15,451)       14.37
     Forfeited                                                    --           --
                                                              --------
Operating Units subject to forfeiture at June 30, 2007          32,266    $   14.26
                                                              ========    =========


                                                                         GRANT-DATE
                    VALUE UNITS                             UNITS        FAIR VALUE
                    -----------                             -----        ----------

Value Units subject to forfeiture at January 1, 2007           196,323    $   13.08
     Granted                                                      --           --
     Exempt from forfeiture                                       --           --
     Forfeited                                                    --           --
                                                              --------
Value Units subject to forfeiture at June 30, 2007             196,323    $   13.08
                                                              ========    =========

Total compensation expense recorded in connection with the Operating Units was $110 and $169 (restated) for the three months ended June 30, 2007 and 2006, respectively, and was $225 and $224 (restated) for the six months ended June 30, 2007 and 2006, respectively. The Company has not recorded compensation expense relating to the Value Units as the Company has determined it is not probable that the performance conditions contained in the Value Units will be achieved. Compensation expense relating to the fair value of the Value Units will be measured and recorded upon the occurrence of a change in control. As of June 30, 2007, the total unrecognized compensation cost related to Operating Units subject to forfeiture was $384 and the related weighted-average period over which this cost is expected to be recognized is approximately 1.1 years.

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

(C) SALE OF STOCK

On May 18, 2007, certain of the Company's key employees and an adviser purchased a total of 40,711 shares of the common stock of DLI Holding Corp. for an aggregate purchase price of $1,425. The Company recorded a non-cash compensation charge of $2,457 relating to these transactions during the second quarter of 2007. The charge was calculated using the difference between an assumed initial public offering price of DLI Holding Corp. common stock (see Note 15) and the price per share paid by the employees and the adviser.

10. RESTRUCTURING AND SEVERANCE

In September 2005, the Company implemented a workforce reduction program to streamline the Company's organization and reduce costs. Additional severance costs of $598 and $116 were recorded during fiscal 2006 and in the first six months of 2007, respectively. As of June 30, 2007, all remaining cash payments have been paid.

On January 13, 2006, the Company announced the cessation of manufacturing activities at its facility in Little Falls, New York. The Company transferred a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and outsourced the remainder. The Company converted the Little Falls facility to a warehouse to store a portion of its inventory and is in the process of closing several of its short-term leased warehouse facilities in upstate New York.

Pursuant to the Company's formal severance policy, a charge of $1,243 for severance costs and related benefits for approximately 289 employees was recorded in December 2005 in accordance with SFAS No. 112, "EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS" ("SFAS No. 112"). Additional severance benefits earned for future services by employees being terminated were recognized as a charge in the consolidated financial statements as such severance benefits were earned. During the six months ended June 30, 2007, an adjustment of $(1) was recorded. During the six months ended June 30, 2006, a charge of $198 was recorded for such earned benefits, in addition to an adjustment of $(43) to the initial accrual. Also during the six months ended June 30, 2006, the Company recorded charges to cost of goods sold of $392, related to moving costs for relocated inventory, break down, moving and start-up costs associated with equipment transfers and other related charges. As of June 30, 2007, all severance benefits have been paid and all employees have been terminated.

A summary of the activity in the accrual for the Little Falls restructuring is as follows:


               Balance at December 31, 2006            $ 188
                           Adjustment                     (1)
                           Payments                     (187)
                                                       -----
               Balance at June 30, 2007                $ --
                                                       =====

On February 12, 2007, the Company announced plans to transfer the manufacturing activities performed at its facility in Canajoharie, New York to independent contractors in North Carolina. The transfer resulted in the termination of approximately 71 employees, which was conducted in phases which began in mid April 2007 and was completed as of June 30, 2007. The Company is currently listing the Canajoharie Plant for sale. Pursuant to the Company's formal severance policy, charges of $66 and $709 for severance costs and related benefits were recorded during the three and six months ended June 30, 2007, respectively, in accordance with SFAS No. 112. In addition, an adjustment of $(19) was recorded during the three months ended June 30, 2007. Additional severance benefits earned for future services by employees being terminated were recognized as a charge in the consolidated financial statements as such severance benefits were earned. Cash payouts are expected to be completed by the end of 2007. As of June 30, 2007, all employees had been terminated and $319 in severance benefits has been paid.

A summary of the activity in the accrual for the Canajoharie facility restructuring is as follows:


             Balance at December 31, 2006                 $  --
                         Provision                          709
                         Adjustments                        (19)
                         Payments                          (319)
                                                          -----
             Balance at June 30, 2007                     $ 371
                                                          =====

During the second quarter of 2007, the Company recorded an impairment loss of $804 related to the Canajoharie facility which has been included within selling and administrative expenses in the accompanying consolidated statements of operations. The impairment loss was based upon a current market valuation of the property provided by an independent valuation specialist. The Company has classified the Canajoharie facility as an asset held for sale in the accompanying consolidated balance sheet as of June 30, 2007.

11. RELATED PARTY TRANSACTIONS

On January 27, 2005, DLI Holding Corp. entered into a financial advisory agreement with Kelso to provide consulting and advisory services to the Company in exchange for fees of $1,200 per year, plus out of pocket expenses, commencing on that date with a term ending on the date on which Kelso and its affiliates ceases to own any share of common stock of the Company. The Company has recorded fees of $600 during the six months ended June 30, 2007 and 2006, respectively, and as of June 30, 2007, the Company has accrued $2,400 for fees relating to 2007, 2006 and the 2005 Successor Period.

12. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:


                                            Three Months Ended   Six Months Ended

                                                 JUNE 30,            JUNE 30,
                                                 --------            --------
                                             2007      2006      2007       2006
                                           -------   -------    -------   -------
                                                     Restated            Restated

Net earnings (loss)                        $   454   $(1,790)   $ 1,933   $(5,443)
Other comprehensive income
   Foreign currency translation gain           190       730        284       667
   Change in fair value of interest rate
     Collar, net of taxes                      125       209         42       378
                                           -------   -------    -------   -------

Total comprehensive income (loss)          $   769   $  (851)   $ 2,259   $(4,398)
                                           =======   =======    =======   =======

13. SEGMENT INFORMATION

The Company operates in two segments, Cosmetic and Pharmaceutical that have been organized by the products they offer. The Cosmetic segment's principal products are nail color, nail treatment, bleaches and depilatories, beauty implements and value cosmetics. The Pharmaceutical segment's principal products are oral analgesics, children's toothpaste and sore throat relief and specialty OTC products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income.


                                        Three Months Ended         Six Months Ended

                                            JUNE 30,                    JUNE 30,
                                            --------                    --------
                                        2007         2006          2007         2006
                                      ---------    ---------    ---------    ---------
                                                  (Restated)                 (Restated)
Net sales:
   Cosmetic                           $  97,266    $  89,926    $ 177,600    $ 163,192
   Pharmaceutical                        24,771       22,062       48,452       41,966
                                      ---------    ---------    ---------    ---------
   Consolidated                       $ 122,037    $ 111,988    $ 226,052    $ 205,158
                                      =========    =========    =========    =========

Operating income (1):
   Cosmetic                           $   4,603    $   3,109    $  12,103    $   4,520
   Pharmaceutical                         5,810        3,178       10,291        4,844
                                      ---------    ---------    ---------    ---------
   Consolidated                          10,413        6,287       22,394        9,364

Other income (expense):
   Gain on sale of property                 115           41          115           41
   Interest expense, net                 (9,437)      (9,431)     (18,876)     (18,274)
   Other income (expense), net            1,218          283        1,222          292
                                      ---------    ---------    ---------    ---------
Earnings (loss) before income taxes   $   2,309    $  (2,820)   $   4,855    $  (8,577)
                                      =========    =========    =========    =========

Depreciation and amortization:
  Cosmetic                            $   3,425    $   3,163    $   6,810    $   6,028
  Pharmaceutical                            853          793        1,688        1,579
                                      ---------    ---------    ---------    ---------
  Consolidated                        $   4,278    $   3,956    $   8,498    $   7,607
                                      =========    =========    =========    =========


Amortization of display fixtures:
   Cosmetic                           $   1,972    $   2,229    $   4,679    $   4,490
   Pharmaceutical                          --           --           --           --
                                      ---------    ---------    ---------    ---------
   Consolidated                       $   1,972    $   2,229    $   4,679    $   4,490
                                      =========    =========    =========    =========



(1) Operating income for the three and six months June 30, 2007 includes severance expense of $46 and $805, respectively, which was all charged to the Cosmetic segment. Operating income for the three and six months ended June 30, 2006 includes severance expense of $328 and $474, respectively, which was all charged to the Cosmetic segment. The pension curtailment gain of $162 and $5,582 for the three and six months ended June 30, 2007, respectively, was allocated $128 and $4,415 to the Cosmetic segment and $34 and $1,167 to the Pharmaceutical segment. The impairment loss of $804 related to the Canajoharie facility for the three and six months ended June 30, 2007 was all charged to the Cosmetic segment.

14. SALE OF PROPERTY

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

In June 2006, the Company sold land and a building located in Newark, New Jersey to an unrelated third party for gross proceeds of $500, less $9 in closing costs. The land and building had a net book value at June 30, 2006 of $450, resulting in a gain on the sale of $41.

15. PROPOSED INITIAL PUBLIC OFFERING

On August 10, 2007, DLI Holding Corp., the Company's indirect parent company, filed a registration statement on Form S-1 in respect of an offering by existing stockholders of shares of DLI Holding Corp.'s common stock. The registration statement provides for a proposed maximum aggregate offering price of $200,000 and that the shares of common stock are being sold by existing stockholders. It is not anticipated that DLI Holding Corp. or the Company will receive any of the proceeds from the sale of these shares.

(16) Condensed Consolidating Financial Information

The Company's obligations related to its ABL Credit Facility, Senior Secured Notes and Senior Subordinated Notes are guaranteed jointly and severally by the Company's direct and indirect present and future domestic restricted subsidiaries (the "Guarantors"). The following financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for domestic subsidiaries of the Company that are Guarantors (collectively, the "Guarantor Subsidiaries") and foreign subsidiaries of the Company that are not Guarantors (collectively, the "Non-Guarantor Subsidiaries"). The accounting policies of the issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are the same as those described for the Company in the 2006 Annual Report on Form 10-K. See Note 3 for information relating to the restatements.


                                              CONSOLIDATING BALANCE SHEET
                                                     June 30, 2007


                                                                          GUARANTOR     NON-GUARANTOR
                                                             ISSUER      SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                             ------      ------------    ------------  ------------    ------------
       ASSETS

Current assets:
       Cash and cash equivalents                            $     761      $    (448)     $     331      $    --        $     644
       Accounts receivable                                     51,962          7,045          4,667           --           63,674
       Inventories                                             85,771          9,626         12,439           (425)       107,411
       Deferred income taxes                                   24,218          5,083          1,129           --           30,430
       Assets held for sale                                       400           --             --             --              400
       Prepaid expenses and other current assets                2,281            500          2,675           --            5,456
                                                            ---------      ---------      ---------      ---------      ---------
               Total current assets                           165,393         21,806         21,241           (425)       208,015

Property, plant and equipment, net                             33,400          1,331          3,962           --           38,693
Intercompany                                                  137,506       (115,592)       (21,914)          --             --
Intangibles arising from acquisitions, net                    166,688         84,724           --             --          251,412
Goodwill                                                       92,858         47,460          5,000           --          145,318
Other assets                                                   22,409           --            1,687           --           24,096
Note receivable                                                 6,430           --             --           (6,430)          --
Deferred income taxes                                          20,376           --              102           --           20,478
                                                            ---------      ---------      ---------      ---------      ---------
               Total assets                                 $ 645,060      $  39,729      $  10,078      $  (6,855)     $ 688,012
                                                            =========      =========      =========      =========      =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                    $     127      $    --        $      67      $    --        $     194
       Accounts payable                                        32,237          3,105          2,890           --           38,232
       Accrued liabilities                                     30,507          5,473          2,863           --           38,843
                                                            ---------      ---------      ---------      ---------      ---------
               Total current liabilities                       62,871          8,578          5,820           --           77,269

Long-term debt, less current portion                          379,577           --            1,207           --          380,784
Long-term pension liability, less current portion              14,419           --             --             --           14,419
Deferred liabilities                                            1,305           --             --             --            1,305
Deferred income taxes                                          66,566         33,191            148           --           99,905
Note payable                                                     --             --            6,430         (6,430)          --
                                                            ---------      ---------      ---------      ---------      ---------
               Total liabilities                              524,738         41,769         13,605         (6,430)       573,682
                                                            ---------      ---------      ---------      ---------      ---------

Shareholders' equity:
       Common stock $.01 par value, authorized
          1,000 shares; issued 1,000 shares                      --             --             --             --             --
       Additional paid-in capital                             148,512           --                5           --          148,517
       Accumulated other comprehensive income (loss)             (218)          --              965           --              747
       Accumulated deficit                                    (27,972)        (2,040)        (4,497)          (425)       (34,934)
                                                            ---------      ---------      ---------      ---------      ---------

               Total shareholders' equity                     120,322         (2,040)        (3,527)          (425)       114,330
                                                            ---------      ---------      ---------      ---------      ---------


               Total liabilities and shareholders' equity   $ 645,060      $  39,729      $  10,078      $  (6,855)     $ 688,012
                                                            =========      =========      =========      =========      =========



                                                CONSOLIDATING BALANCE SHEET
                                                     December 31, 2006
                                                          (Note 2)

                                                                           GUARANTOR     NON-GUARANTOR
                                                             ISSUER       SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                             ------       ------------   ------------  ------------  ------------
       ASSETS

Current assets:
       Cash and cash equivalents                             $     343     $    (599)     $     298     $    --       $      42
       Accounts receivable, net                                 45,880         9,694          2,676          --          58,250
       Inventories                                              76,445         8,755         10,331          (469)       95,062
       Deferred income taxes                                    24,008         4,955          1,032          --          29,995
       Prepaid expenses and other current assets                 3,457           494          2,458          --           6,409
                                                             ---------     ---------      ---------     ---------     ---------
               Total current assets                            150,133        23,299         16,795          (469)      189,758

Property, plant and equipment, net                              39,262         1,638          3,747          --          44,647
Intercompany                                                   134,931      (116,585)       (18,346)         --            --
Intangibles arising from acquisitions, net                     168,118        85,919           --            --         254,037
Goodwill                                                        92,858        47,460          5,000          --         145,318
Other assets                                                    24,840             1          1,860          --          26,701
Note receivable                                                  6,430          --             --          (6,430)         --
Deferred income taxes                                           25,135          --              263          --          25,398
                                                             ---------     ---------      ---------     ---------     ---------
                Total assets                                 $ 641,707     $  41,732      $   9,319     $  (6,899)    $ 685,859
                                                             =========     =========      =========     =========     =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                     $     105     $    --        $      60     $    --       $     165
       Accounts payable                                         33,904         3,746          2,477          --          40,127
       Accrued liabilities                                      35,126         6,689          2,519          --          44,334
                                                             ---------     ---------      ---------     ---------     ---------
                Total current liabilities                       69,135        10,435          5,056          --          84,626

Long-term debt, less current portion                           369,105          --            1,134          --         370,239
Long-term pension liability, less current portion               19,943          --             --            --          19,943
Deferred liabilities                                             1,492          --             --            --           1,492
Deferred income taxes                                           65,964        32,356            135          --          98,455
Note payable                                                      --            --            6,430        (6,430)         --
                                                             ---------     ---------      ---------     ---------     ---------
                Total liabilities                              525,639        42,791         12,755        (6,430)      574,755
                                                             ---------     ---------      ---------     ---------     ---------

Shareholders' equity:
       Common stock $.01 par value, authorized
          1,000 shares; issued 1,000 shares                       --            --             --            --            --
       Additional paid-in capital                              146,256          --                5          --         146,261
       Accumulated other comprehensive income (loss)              (260)         --              681          --             421
       Accumulated deficit                                     (29,928)       (1,059)        (4,122)         (469)      (35,578)
                                                             ---------     ---------      ---------     ---------     ---------

                Total shareholders' equity                     116,068        (1,059)        (3,436)         (469)      111,104
                                                             ---------     ---------      ---------     ---------     ---------


                Total liabilities and shareholders' equity   $ 641,707     $  41,732      $   9,319     $  (6,899)    $ 685,859
                                                             =========     =========      =========     =========     =========


                                 CONSOLIDATING STATEMENT OF OPERATIONS
                                       Three Months Ended June 30, 2007


                                                            GUARANTOR   NON-GUARANTOR
                                               ISSUER      SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ------      ------------  ------------   ------------   ------------

Net sales                                    $  88,282      $  23,457     $  10,298      $    --        $ 122,037

Cost of goods sold                              49,589          6,587         5,679            (39)        61,816
                                             ---------      ---------     ---------      ---------      ---------

Gross profit                                    38,693         16,870         4,619             39         60,221

Selling and administrative expenses             28,013         15,817         6,094           --           49,924
Gain on pension curtailment                       (162)          --            --             --             (162)
Severance expenses                                  46           --            --             --               46
                                             ---------      ---------     ---------      ---------      ---------

     Operating income (loss)                    10,796          1,053        (1,475)            39         10,413

Other income (expense):
     Gain on sale of property                      115           --            --             --              115
     Interest expense, net                      (9,363)           112          (186)          --           (9,437)
     Other income, net                             123             23         1,072           --            1,218
                                             ---------      ---------     ---------      ---------      ---------

Earnings (loss) before income taxes              1,671          1,188          (589)            39          2,309
Provision for (benefit from) income taxes        1,045            460           350           --            1,855
                                             ---------      ---------     ---------      ---------      ---------

     Net earnings (loss)                     $     626      $     728     $    (939)     $      39      $     454
                                             =========      =========     =========      =========      =========

                                         CONSOLIDATING STATEMENT OF OPERATIONS
                                              Three Months Ended June 30, 2006
                                                          Restated

                                                               GUARANTOR     NON-GUARANTOR
                                               ISSUER         SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                               ------         ------------   ------------    ------------    ------------

Net sales                                      $  81,599       $  20,672      $   9,717           $--          $ 111,988

Cost of goods sold                                45,591           6,064          6,074            --             57,729
                                               ---------       ---------      ---------         ---------      ---------

Gross profit                                      36,008          14,608          3,643            --             54,259

Selling and administrative expenses               32,220          10,699          4,725            --             47,644
Severance expenses                                   328            --             --              --                328
                                               ---------       ---------      ---------         ---------      ---------

     Operating income (loss)                       3,460           3,909         (1,082)           --              6,287

Other income (expense):
     Gain on sale of property                         41            --             --              --                 41
     Interest expense, net                        (9,363)           --              (68)           --             (9,431)
     Other income (expense), net                     (34)              9            308            --                283
                                               ---------       ---------      ---------         ---------      ---------

Earnings (loss) before income taxes               (5,896)          3,918           (842)           --             (2,820)
Provision for (benefit from) income taxes         (2,430)          1,640           (240)           --             (1,030)
                                               ---------       ---------      ---------         ---------      ---------

     Net earnings (loss)                       $  (3,466)      $   2,278      $    (602)          $--          $  (1,790)
                                               =========       =========      =========         =========      =========


                                           CONSOLIDATING STATEMENT OF OPERATIONS
                                               Six Months Ended June 30, 2007


                                                                GUARANTOR       NON-GUARANTOR
                                                 ISSUER        SUBSIDIARIES     SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                 ------        ------------     ------------  ------------    ------------

Net sales                                       $ 159,469       $  46,036       $  20,547       $    --         $ 226,052

Cost of goods sold                                 89,364          13,307          10,110             (44)        112,737
                                                ---------       ---------       ---------       ---------       ---------

Gross profit                                       70,105          32,729          10,437              44         113,315

Selling and administrative expenses                51,546          32,913          11,239            --            95,698
Gain on pension curtailment                        (5,582)           --              --              --            (5,582)
Severance expenses                                    805            --              --              --               805
                                                ---------       ---------       ---------       ---------       ---------

     Operating income (loss)                       23,336            (184)           (802)             44          22,394

Other income (expense):
     Gain on sale of property                         115            --              --              --               115
     Interest expense, net                        (18,654)            225            (447)           --           (18,876)
     Other income, net                                 62              22           1,138            --             1,222
                                                ---------       ---------       ---------       ---------       ---------

Earnings (loss) before income taxes                 4,859              63            (111)             44           4,855
Provision for (benefit from) income taxes           2,635              23             264            --             2,922
                                                ---------       ---------       ---------       ---------       ---------

     Net earnings (loss)                        $   2,224       $      40       $    (375)      $      44       $   1,933
                                                =========       =========       =========       =========       =========


                                           CONSOLIDATING STATEMENT OF OPERATIONS
                                               Six Months Ended June 30, 2006
                                                          Restated

                                                               GUARANTOR     NON-GUARANTOR
                                                ISSUER        SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                ------        ------------   ------------  ------------   ------------

Net sales                                      $ 146,362       $  39,467      $  19,329         $--        $ 205,158

Cost of goods sold                                83,767          11,997         10,493          --          106,257
                                               ---------       ---------      ---------      ---------     ---------

Gross profit                                      62,595          27,470          8,836          --           98,901

Selling and administrative expenses               54,586          25,135          9,342          --           89,063
Severance expenses                                   474            --             --            --              474
                                               ---------       ---------      ---------      ---------     ---------

     Operating income (loss)                       7,535           2,335           (506)         --            9,364

Other income (expense):
     Gain on sale of property                         41            --             --            --               41
     Interest expense, net                       (18,140)           --             (134)         --          (18,274)
     Other income (expense), net                      (6)              7            291          --              292
                                               ---------       ---------      ---------      ---------     ---------

Earnings (loss) before income taxes              (10,570)          2,342           (349)         --           (8,577)
Provision for (benefit from) income taxes         (4,134)          1,099            (99)         --           (3,134)
                                               ---------       ---------      ---------      ---------     ---------

     Net earnings (loss)                       $  (6,436)      $   1,243      $    (250)        $--        $  (5,443)
                                               =========       =========      =========      =========     =========



                                           CONSOLIDATING STATEMENT OF CASH FLOWS
                                               Six Months Ended June 30, 2007

                                                                           GUARANTOR     NON-GUARANTOR
                                                             ISSUER      SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                             ------      ------------    ------------  ------------  ------------
Cash flows from operating activities:
Net earnings (loss)                                         $  2,224        $     40      $   (325)     $     (6)     $  1,933
Adjustments to reconcile net earnings
  (loss) to net cash provided by (used in)
  operating activities:
Depreciation and amortization                                  6,582           1,734           166            16         8,498
Amortization of display fixtures                               3,891            --             788          --           4,679
Amortization of deferred financing
  fees and original issue discount                             1,491            --            --            --           1,491
Non-cash stock compensation                                    2,851            --            --            --           2,851
Deferred income taxes                                          5,298            (314)          170          --           5,154
Provision for excess and slow moving inventory                 5,410             707           712          --           6,829
Recovery from doubtful accounts                                 (114)           --            --            --            (114)
Gain on pension curtailment                                   (5,582)           --            --            --          (5,582)
Loss on asset impairment                                         804            --            --            --             804
Gain on sale of property                                        (115)           --            --            --            (115)
Other non-cash operating items                                  --              --            (550)         --            (550)
Changes in operating assets and liabilities:
      Accounts receivable                                     (5,969)          2,649        (1,662)         --          (4,982)
      Inventories                                            (14,736)         (1,578)       (1,842)          (44)      (18,200)
      Prepaid expenses and other current assets                1,176              (6)          (11)         --           1,159
      Other assets                                            (3,782)              1           (15)         --          (3,796)
      Accounts payable                                        (1,667)           (641)          209          --          (2,099)
      Accrued liabilities                                     (2,665)         (1,216)           99            50        (3,732)
      Pension liability (net)                                 (1,933)           --            --            --          (1,933)
      Deferred liabilities                                      (240)           --            --            --            (240)
      Intercompany receivables / payables                     (2,001)           (993)        2,366           628          --
                                                            --------        --------      --------      --------      --------

        Net cash provided by (used in)
                operating activities                          (9,077)            383           105           644        (7,945)
                                                            --------        --------      --------      --------      --------

Cash flows provided by (used in) investing activities:
      Proceeds from sale of property                           3,439            --            --            --           3,439
      Property, plant and equipment additions                 (3,285)           (232)          (42)         --          (3,559)
                                                            --------        --------      --------      --------      --------

        Net cash provided by (used in)
                investing activities                             154            (232)          (42)         --            (120)
                                                            --------        --------      --------      --------      --------

Cash flows provided by (used in) financing activities:
      Principal borrowings under revolving
                credit facility, net                          10,000            --            --            --          10,000
      Principal payments under mortgage                         --              --             (29)         --             (29)
      Distribution to DLI Holding Corp.                       (2,020)           --            --            --          (2,020)
      Contributed capital                                      1,425            --            --            --           1,425
      Payment of capital lease obligations                       (64)           --            --            --             (64)
                                                            --------        --------      --------      --------      --------

        Net cash provided by (used in)
                financing activities                           9,341            --             (29)         --           9,312
                                                            --------        --------      --------      --------      --------

Effect of exchange rate changes on cash                         --              --              (1)         (644)         (645)
                                                            --------        --------      --------      --------      --------

Net increase in cash and cash equivalents                        418             151            33          --             602

Cash and cash equivalents at beginning of period                 343            (599)          298          --              42
                                                            --------        --------      --------      --------      --------

Cash and cash equivalents at end of period                  $    761        $   (448)     $    331      $   --        $    644
                                                            ========        ========      ========      ========      ========


                                           CONSOLIDATING STATEMENT OF CASH FLOWS
                                               Six Months Ended June 30, 2006
                                                          Restated

                                                                        GUARANTOR     NON-GUARANTOR
                                                           ISSUER      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                           ------      ------------   ------------  ------------    ------------
Cash flows provided by (used in) operating activities:
Net earnings (loss)                                        $(6,436)       $ 1,243        $  (250)       $  --          $(5,443)
Adjustments to reconcile net earnings
  (loss) to net cash  provided by
  (used in) operating activities:
Depreciation and amortization                                5,776          1,625            205              1          7,607
Amortization of display fixtures                             4,200           --              290           --            4,490
Amortization of deferred financing fees and
  original issue discount                                    1,362           --             --             --            1,362
Non-cash stock compensation                                    445           --             --             --              445
Deferred income taxes                                       (4,583)          --             --             --           (4,583)
Provision for excess and slow moving inventory               2,609            801          1,185           --            4,595
Provision for doubtful accounts                                120           --             --             --              120
Gain on sale of property                                       (80)          --             --             --              (80)
Other non-cash operating items                                --             --             (271)          --             (271)
Changes in operating assets and liabilities:
      Accounts receivable                                   (8,926)           659           (787)          --           (9,054)
      Inventories                                            5,805           (447)        (1,070)          --            4,288
      Prepaid expenses and other current assets              2,219            256           (957)          --            1,518
      Other assets                                          (4,293)            (1)          (406)          --           (4,700)
      Accounts payable                                      (6,345)          (245)           821           --           (5,769)
      Accrued liabilities                                    1,201          1,594            652           --            3,447
      Pension liability (net)                                  235           --             --             --              235
      Deferred liability                                       501           --             --             --              501
      Intercompany receivables / payables                    4,190         (5,036)           772             74           --
                                                           -------        -------        -------        -------        -------

        Net cash provided by (used in)
                operating activities                        (2,000)           449            184             75         (1,292)
                                                           -------        -------        -------        -------        -------

Cash flows provided by (used in) investing activities:
      Proceeds from sale of property                           562           --             --             --              562
      Property, plant and equipment additions               (3,181)          (139)           (31)          --           (3,351)
                                                           -------        -------        -------        -------        -------

        Net cash used in investing activities               (2,619)          (139)           (31)          --           (2,789)
                                                           -------        -------        -------        -------        -------

Cash flows provided by (used in) financing activities:
      Principal borrowings under revolving
                credit facility, net                         5,000           --             --             --            5,000
      Principal payments under mortgage                       --             --              (29)          --              (29)
      Payment of deferred financing fees                      (452)          --             --             --             (452)
      Contributed capital                                       40           --             --             --               40
      Payment of capital lease obligations                     (63)          --             --             --              (63)
                                                           -------        -------        -------        -------        -------

        Net cash provided by (used in)
                financing activities                         4,525           --              (29)          --            4,496
                                                           -------        -------        -------        -------        -------

Effect of exchange rate changes on cash                       --             --              190            (75)           115
                                                           -------        -------        -------        -------        -------

Net increase (decrease) in cash and cash equivalents           (94)           310            314           --              530

Cash and cash equivalents at beginning of period             1,862           (434)         1,174           --            2,602
                                                           -------        -------        -------        -------        -------

Cash and cash equivalents at end of period                 $ 1,768        $  (124)       $ 1,488        $  --          $ 3,132
                                                           =======        =======        =======        =======        =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading developer, manufacturer and marketer of cosmetics and OTC pharmaceuticals. The Company operates in two segments: cosmetics and pharmaceuticals. The Company's cosmetic business, which accounted for approximately 80% of net sales in the first half of 2007, is principally focused on nail color, nail treatment, bleaches and depilatories, beauty implements and value cosmetics. The Company's OTC pharmaceuticals business, which accounted for approximately 20% of net sales in the first half of 2007, is principally focused on oral analgesics, children's toothpaste and sore throat relief and specialty OTC products.

The Company's product portfolio comprises several market leading brands, including SALLY HANSEN nail care and bleaches and depilatories products, SALLY HANSEN/LA CROSS beauty implements, N.Y.C. NEW YORK COLOR value cosmetics and ORAJEL oral treatment products. The Company also has other OTC pharmaceutical brands that are leaders in their respective product categories, including its DERMAREST brand for psoriasis and eczema and its GENTLE NATURALS brand of naturally-based creams and lotions targeted at specialty infant healthcare needs.

As reported by ACNielsen or Information Resources, Inc. ("IRI"), many of the Company's brands have leading market positions in their product categories. In the United States, the Company primarily sells its products to mass merchandisers such as Wal-Mart and Target, major drug store chains such as Walgreens, CVS and Rite-Aid, and select food retailers. Internationally, the Company has direct operations in Canada, the United Kingdom, Puerto Rico and Mexico and sells its products through distributors, licensees and joint venture relationships in approximately 60 countries.

The information below for the three months and six months ended June 30, 2006 has been adjusted to reflect the restatement of the Company's financial results which is more fully described in Note 3, "Restatements" in the Notes to the Consolidated Financial Statements.

As previously disclosed, the Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by the required filing date of May 15, 2007 as the Company determined that it was necessary to re-evaluate its customer liabilities pertaining to reserves required for future sales returns and markdowns. The Company completed this re-evaluation and concluded that immaterial adjustments were required to previously reported amounts and that it has made such corrections through an adjustment (increase) to its customer liability reserves of $0.2 million in the quarter ended March 31, 2007.

RECENT DEVELOPMENTS

PROPOSED INITIAL PUBLIC OFFERING

On August 10, 2007, DLI Holding Corp., the Company's indirect parent company, filed a registration statement on Form S-1 in respect of an offering by existing stockholders of shares of DLI Holding Corp.'s common stock. The registration statement provides for a proposed maximum aggregate offering price of $200 million and that the shares of common stock are being sold by existing stockholders. It is not anticipated that DLI Holding Corp. or the Company will receive any of the proceeds from the sale of these shares.

STOCK PURCHASE

On May 18, 2007, certain of the Company's key employees and an adviser purchased a total of 40,711 shares of the common stock of DLI Holding Corp. for an aggregate purchase price of $1.4 million. As a result of the proposed initial public offering of common stock by DLI Holding Corp., the Company recorded a non-cash compensation charge of $2.5 million relating to these transactions during the second quarter of 2007. The charge was calculated using the difference between an assumed initial public offering price of DLI Holding Corp. common stock and the price per share paid by the employees and the adviser.

RETIREMENT PLAN AMENDMENTS

Effective April 1, 2007 (approved and adopted January 15, 2007 by the Board of Directors of the Company), the Company amended the Employees' Pension Plan, a defined benefit plan, and redesigned the 401(k) Plan. The Company believes these changes will help address the volatility of the defined benefit plan expenses by providing it with the more predictable cost structure of a defined contribution plan and will also provide employees with a retirement program more in line with current trends. The changes included:

(a) The amendment of the Employees' Pension Plan, which closed the Employees' Pension Plan to new employees and discontinued the accrual of future benefits to current employees after April 1, 2007. All retirement benefits that employees earned as of April 1, 2007 were fully preserved. Employees' ongoing service with the Company will continue to be credited for vesting purposes.

(b) The redesigning of our 401(k) Plan, effective on April 2, 2007, including the following material changes: (i) automatic enrollment for all eligible employees; (ii) company matching contributions of 100% of an employee's contributions up to 3% of eligible compensation, and 50% of the next 2% contributed; and (iii) an additional automatic contribution of 3% of eligible compensation for employees who as of April 1, 2007, were at least 50 years of age and had 10 or more years of vesting service.

The amendment to the Employees' Pension Plan resulted in a curtailment of the plan. As a result of this curtailment, the Company recorded a reduction in the benefit obligation of $10.3 million, a reduction in the unrecognized net actuarial loss of $4.9 million and a benefit of $5.4 million during the first quarter of 2007. The curtailment gain was subsequently adjusted by an incremental $0.2 million during the second quarter of 2007.

CLOSING OF THE MANUFACTURING ACTIVITIES AT THE CANAJOHARIE FACILITY

On February 12, 2007, the Company announced plans to transfer the manufacturing activities performed at its facility in Canajoharie, New York to independent contractors in North Carolina. The transfer resulted in the termination of approximately 71 employees, which was conducted in phases which began in mid April 2007, and was completed as of June 30, 2007. The Company is currently listing the Canajoharie Plant for sale. During the second quarter of 2007, the Company recorded an impairment loss of $0.8 million related to the Canajoharie facility. Pursuant to the Company's formal severance policy, a charge of $0.8 million for severance costs and related benefits was recorded during the first half of 2007 in accordance with SFAS No. 112. Additional severance benefits earned for future services by employees being terminated were recognized as a charge in the consolidated financial statements as such severance benefits were earned. Cash payouts are expected to be completed by the end of 2007. As of June 30, 2007, all employees have been terminated and $0.3 million in severance benefits have been paid.

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

In the fourth quarter of 2006, the Company recorded a $25.1 million charge to cost of goods sold to increase its reserves for excess and slow moving inventory. The $25.1 million change in estimate is a result of the execution of various initiatives designed to enhance the value of the Company's brands; specifically SALLY HANSEN and ORAJEL. These initiatives are consistent with the Company's revised strategic plan which was approved by senior management and certain members of the Board of Directors in December 2006. The Company undertook a process to evaluate its product mix, required inventory levels to support the service level demands of its customers and the appropriateness of its inventory reserves, in relation to the revised strategic plan. This evaluation addressed the usage of existing inventory either within current products, or through the production and sale of promotional inventory or special products. A significant portion of the additional reserve resulted from the Company (i) exiting non-core product lines, (ii) refining its sales forecasting and demand planning activities, (iii) increasing the volume of finished goods produced at third parties which hindered the usefulness of existing inventory components, (iv) incurring increasing losses on the disposition of certain slow moving products and (v) experiencing changes in market conditions for close-out inventory product offerings.

Inventory reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, the timing of new product introductions, customer inventory levels, retailer consolidations, fashion - oriented color cosmetic trends or competitive conditions differ from expectations. However, once established, a reserve is not reduced or eliminated until the related inventory has been disposed of.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006 (RESTATED)

The following table sets forth the Company's results of operations for the three months ended June 30, 2007 and 2006. See Note 3 to the Notes to the Consolidated Financial Statements for additional information related to the restatements.

                                                     Three Months Ended June 30,
                                                          2007           2006
                                                       ---------      ---------
                                                                     (Restated)
                                                                 ($000)

Net Sales
      Cosmetic segment                                 $  97,266      $  89,926
      Pharmaceutical segment                              24,771         22,062
                                                       ---------      ---------
Total net sales                                          122,037        111,988

Cost of goods sold                                        61,816         57,729
                                                       ---------      ---------

Gross profit                                              60,221         54,259

Selling and administrative expenses                       49,924         47,644
Gain on pension curtailment                                 (162)          --
Severance expenses                                            46            328
                                                       ---------      ---------

Operating income                                          10,413          6,287

Other income (expense):
   Gain on sale of property                                  115             41
    Interest expense, net                                 (9,437)        (9,431)
    Other income, net                                      1,218            283
                                                       ---------      ---------

Earnings (loss) before income taxes                        2,309         (2,820)
Provision for (benefit from) income taxes                  1,855         (1,030)
                                                       ---------      ---------
Net earnings (loss)                                    $     454      $  (1,790)
                                                        ========      =========

The Company's net sales for the three months ended June 30, 2007 were $122.0 million, an increase of $10.0 million, or 9.0% compared to net sales of $112.0 million for the three months ended June 30, 2006.

The Cosmetic segment of the business generated net sales for the three months ended June 30, 2007 of $97.2 million, an increase of $7.3 million, or 8.2% compared to net sales of $89.9 million for the three months ended June 30, 2006. Net sales increased primarily due to higher shipments of the SALLY HANSEN nail color, nail treatment and lip product lines, as well as higher international net sales (a 24.7% increase over 2006), partially offset by lower shipments in non-core product lines and higher promotional allowances. As reported by IRI, the SALLY HANSEN brand remains the number one brand in the mass market nail care category with a 24.5% share of market for the quarter. In nail color, the SALLY HANSEN brand has the number one market share position with a 40.7% share of market. SALLY HANSEN has the number one market share position in nail treatment with a 44.5% share of market for the quarter, down from 48.7% in the prior year comparable quarter. This decrease is primarily attributable to the significant growth in the anti-fungal category in which the Company does not aggressively participate. The Company has the number one market share position in bleaches and depilatories with a 31.2% share of market for the quarter. SALLY HANSEN/LA CROSS has the number two market share position in nail and beauty implements with a 14.4% share of market for the quarter.

The over-the-counter Pharmaceutical segment of the business generated net sales for the three months ended June 30, 2007 of $24.8 million, an increase of $2.7 million, or 12.3% compared to net sales of $22.1 million for the three months ended June 30, 2006. Net sales increased primarily due to higher shipments of the ORAJEL oral analgesics and children's toothpaste product lines as well as higher shipments of Gentle Naturals infant care products. As reported by IRI, ORAJEL, the core brand of the Pharmaceutical segment maintained its leadership position in the oral analgesics category with a 35.2% share of market for the quarter.

Cost of goods sold for the three months ended June 30, 2007 was $61.8 million, or 50.7% of net sales compared to $57.7 million or 51.5% of net sales for the three months ended June 30, 2006. This decrease as a percentage of net sales reflects cost savings achieved as a result of continued operational improvements offset by an increase in the provision for excess and slow moving inventory, and the impact of increased promotional allowances on net sales. Cost of goods sold for the three months ended June 30, 2006 included approximately $1.5 million, or 1.3% of net sales related to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility which were recorded according to the provisions of SFAS No. 151.

Selling and administrative expenses for the three months ended June 30, 2007 were $49.9 million, or 40.9% of net sales compared to $47.6 million or 42.5% of net sales for the three months ended June 30, 2006. Included in selling and administrative expenses for the second quarter of 2007 is $2.5 million of additional non-cash stock compensation charges relating to the purchase of 40,711 shares of common stock of DLI Holding Corp. by certain of the Company's key employees and an advisor, and an asset impairment charge of $0.8 million relating to the Canajoharie facility. Included in selling and administrative expenses for the three months ended June 30, 2006 was $0.9 million of consulting fees and expenses associated with Synergetics.

Severance expenses for the three months ended June 30, 2007 primarily represent charges recorded in connection with the cessation of manufacturing activities at the Canajoharie facility.

Net interest expense for the three months ended June 30, 2007 and 2006 of $9.4 million was primarily attributable to interest incurred on the Senior Secured Notes (as defined herein), the Senior Subordinated Notes (as defined herein) and the ABL Credit Facility.

Other income primarily represents foreign currency gains on U.S. dollar denominated intercompany balances due principally to the strengthening of the Canadian dollar.

Income tax expense for the three months ended June 30, 2007 of $1.9 million was based on the Company's expected effective tax rate of 41.0% for the year ending December 31, 2007 and an incremental provision of $0.9 million relating to the impact of the $2.5 million non-cash stock compensation charge recorded during the second quarter of 2007 which is not deductible for income tax purposes. The income tax benefit for the three months ended June 30, 2006 of $1.0 million was based on the Company's effective tax rate of 36.5% for year ended December 31, 2006. The increase in the effective income tax rate is primarily due to a greater impact of projected permanent items on foreign book income as compared to the previous year.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006 (RESTATED)

The following table sets forth the Company's results of operations for the six months ended June 30, 2007 and 2006. See Note 3 to the Notes to the Consolidated Financial Statements for additional information related to the restatements.

                                                       Six Months Ended June 30,
                                                         2007            2006
                                                       ---------      ---------
                                                                      (Restated)
                                                                ($000)

Net Sales
      Cosmetic segment                                $ 177,600      $ 163,192
      Pharmaceutical segment                             48,452         41,966
                                                      ---------      ---------
Total net sales                                         226,052        205,158

Cost of goods sold                                      112,737        106,257
                                                      ---------      ---------

Gross profit                                            113,315         98,901

Selling and administrative expenses                      95,698         89,063
Gain on pension curtailment                              (5,582)          --
Severance expenses                                          805            474
                                                      ---------      ---------

Operating income                                         22,394          9,364

Other income (expense):
    Gain on sale of property                                115             41
    Interest expense, net                               (18,876)       (18,274)
    Other income, net                                     1,222            292
                                                      ---------      ---------

Earnings (loss) before income taxes                       4,855         (8,577)
Provision for (benefit from) income taxes                 2,922         (3,134)
                                                      ---------      ---------
Net earnings (loss)                                   $   1,933      $  (5,443)
                                                       =========      =========

The Company's net sales for the six months ended June 30, 2007 were $226.1 million, an increase of $21.1 million, or 10.2% compared to net sales of $205.2 million for the six months ended June 30, 2006.

The Cosmetic segment of the business generated net sales for the six months ended June 30, 2007 of $177.6 million, an increase of $14.4 million, or 8.8% compared to net sales of $163.2 million for the six months ended June 30, 2006. Net sales increased primarily due to higher shipments of the SALLY HANSEN nail color, nail treatment and lip product lines, as well as higher international net sales (a 26.0% increase over 2006), partially offset by lower shipments in non-core product lines and higher promotional allowances. As reported by IRI, the SALLY HANSEN brand remains the number one brand in the mass market nail care category with a 24.4% share of market, year to date through June 17, 2007. In nail color, the SALLY HANSEN brand has the number one market share position with a 41.1% share of market. SALLY HANSEN has the number one market share position in nail treatment with a 46.0% share of market for the period, down from 49.8% in the prior year comparable period. This decrease is primarily attributable to the significant growth in the anti-fungal category in which the Company does not aggressively participate. The Company has the number one market share position in bleaches and depilatories with a 33.9% share of market. SALLY HANSEN/LA CROSS has the number two market share position in nail and beauty implements with a 14.6% share of market.

The over-the-counter Pharmaceutical segment of the business generated net sales for the six months ended June 30, 2007 of $48.5 million, an increase of $6.5 million, or 15.5% compared to net sales of $42.0 million for the six months ended June 30, 2006. Net sales increased primarily due to higher shipments of the ORAJEL oral analgesics and children's toothpaste product lines as well as higher shipments of Gentle Naturals infant care products. As reported by IRI, ORAJEL, the core brand of the Pharmaceutical segment maintained its leadership position in the oral analgesics category with a 33.3% share of market, year to date through June 17, 2007.

Cost of goods sold for the six months ended June 30, 2007 was $112.7 million, or 49.9% of net sales compared to $106.3 million or 51.8% of net sales for the six months ended June 30, 2006. This decrease as a percentage of net sales reflects cost savings achieved as a result of continued operational improvements offset by an increase in the provision for excess and slow moving inventory and the impact of increased promotional allowances on net sales. Cost of goods sold for the six months ended June 30, 2006 included approximately $2.5 million, or 1.2% of net sales related to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility which were recorded according to the provisions of SFAS No. 151.

Selling and administrative expenses for the six months ended June 30, 2007 were $95.7 million, or 42.3% of net sales compared to $89.1 million or 43.4% of net sales for the six months ended June 30, 2006. Included in selling and administrative expenses for the six months ended June 30, 2007 was $2.5 million of additional non-cash stock compensation charges relating to the purchase of 40,711 shares of common stock of DLI Holding Corp. by certain of the Company's key employees and an advisor, $1.9 million of higher advertising costs, and an asset impairment charge of $0.8 million relating to the Canajoharie facility, partially offset by lower employee benefit costs. Included in selling and administrative expenses for the six months ended June 30, 2006 was $1.6 million of consulting fees and expenses associated with Synergetics.

Severance expenses for the six months ended June 30, 2007 primarily represent charges recorded in connection with the cessation of manufacturing activities at the Canajoharie facility.

Net interest expense for the six months ended June 30, 2007 and 2006 of $18.9 million and $18.3 million, respectively, was primarily attributable to interest incurred on the Senior Secured Notes, the Senior Subordinated Notes and the ABL Credit Facility. The increase in net interest expense was primarily attributable to an increase in interest rates.

Other income primarily represents foreign currency gains on U.S. dollar denominated intercompany balances due principally to the strengthening of the Canadian dollar.

Income tax expense for the six months ended June 30, 2007 of $2.9 million was based on the Company's expected effective tax rate of 41.0% for the year ending December 31, 2007 and an incremental provision of $0.9 million relating to the impact of the $2.5 million non-cash stock compensation charge recorded during the second quarter of 2007 which is not deductible for income tax purposes. The income tax benefit for the six months ended June 30, 2006 of $3.1 million was based on the Company's effective tax rate of 36.5% for year ended December 31, 2006. The increase in the effective income tax rate is primarily due to a greater impact of projected permanent items on foreign book income as compared to the previous year.

LIQUIDITY AND CAPITAL RESOURCES


The Company's liquidity needs arise primarily from debt service on its substantial indebtedness and from funding of capital expenditures, ongoing operating costs and working capital.


In connection with the Merger in January 2005, substantially all of the Company's then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced. The Company issued $175.0 million of senior subordinated notes due 2012 (the "Senior Subordinated Notes"), and closed on the prior senior credit facilities which provided for aggregate maximum borrowings of $250.0 million, consisting of a prior term loan facility of $200.0 million and a prior revolving credit facility of $50.0 million. On October 28, 2005, the Company refinanced and terminated the prior senior credit facilities through the issuance of $185.0 million of senior secured floating rate notes due November 1, 2011 (the "Senior Secured Notes"), and a $75.0 million credit agreement. This agreement was used as interim financing until December 29, 2005, when it was replaced with an $85.0 million asset-based revolving credit facility, as subsequently amended (the "ABL Credit Facility").

Principal and interest payments under the Senior Secured Notes, the ABL Credit Facility and the Senior Subordinated Notes will represent significant liquidity requirements for the Company. The Company expects that cash flow from operating activities and expected available borrowings under the ABL Credit Facility will provide sufficient working capital to operate the Company's business, to fund expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Company's outstanding debt. The Company's ability to borrow under the ABL Credit Facility is subject to a borrowing base consisting of a percentage of eligible accounts receivable and eligible inventory. No assurance can be given, however, that the Company's business will, in fact, generate sufficient cash flows or that future borrowings will, in fact, be available in an amount sufficient to enable the Company to service its debt or to fund its other liquidity needs.

THE SENIOR SUBORDINATED NOTES AND SENIOR SECURED NOTES

The Senior Subordinated Notes bear interest at 8% and are guaranteed by certain of the existing and future domestic subsidiaries of the Company. The Senior Subordinated Notes and guarantees are unsecured senior subordinated obligations and rank equally with all future subordinated indebtedness and are subordinated to the current and future senior indebtedness and other liabilities of the Company and its subsidiaries. Interest on the Senior Subordinated Notes is payable semi-annually on February 1 and August 1.

The Senior Subordinated Notes contain covenants that, among other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, the distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications, set forth in the Senior Subordinated Notes Indenture.

The Senior Secured Notes bear interest at a rate per annum equal to three-month LIBOR plus 5.0%. The Senior Secured Notes are guaranteed by certain of the existing and future domestic subsidiaries of the Company. The Senior Secured Notes and guarantees are secured by a first priority security interest in substantially all of the Company's and guarantors' assets, other than inventory, receivables, equity interest in the Company's subsidiaries and other specified excluded assets and by a second priority security interest in substantially all the Company's and guarantors' inventory, receivables and other specified liquid assets. The Senior Secured Notes and guarantees rank equally with all existing and future senior indebtedness and rank senior to all existing and future subordinated indebtedness, including the Senior Subordinated Notes and related guarantees. Interest on the Senior Secured Notes is payable quarterly on February 1, May 1, August 1 and November 1.

The Senior Secured Notes contain covenants that, among other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications, set forth in the Senior Secured Notes Indenture.

On June 20, 2007, the Company received notices of default from the Trustees. Under Section 4.03(a) of the Indentures, the Company was required to file its First Quarter Form 10-Q for the quarter ended March 31, 2007 within the time period specified by the SEC's rules and regulations. The Trustee for each Indenture provided the notice of default to notify the Company that it was in violation of Section 4.03(a) of the respective Indenture as a result of the delay in the filing of the First Quarter Form 10-Q, as described above under "Overview" and in Note 2 to the Consolidated Financial Statements, and to demand that the Company remedy the default.

Each Indenture provides that the Company has 30 days from receipt of a notice of default to cure such default before an event of default occurs under the Indenture. If an event of default occurs, the respective Trustee or the Holders of 25% in aggregate principal amount of the Senior Subordinated Notes or the Senior Secured Notes, as the case may be, may declare the applicable Notes to be due and payable immediately. The Company cured the default with respect to each Indenture as of July 6, 2007 by filing its First Quarter Form 10-Q for the quarter ended March 31, 2007.

THE ABL CREDIT FACILITY

The ABL Credit Facility, which was subsequently amended on February 23, 2006 and November 29, 2006, matures on December 29, 2010 and provides for aggregate maximum borrowings of $85.0 million. The ABL Credit Facility is guaranteed by DLI Holding II Corp. and by certain of the Company's existing and future domestic subsidiaries. The ABL Credit Facility is an asset-based facility with a first priority security interest in substantially all accounts receivable and inventory and a second priority security interest in substantially all tangible and intangible assets. The ABL Credit Facility is also secured on a first priority basis by the capital stock of the Company's domestic subsidiaries. Also, the guarantee by DLI Holding II Corp., is secured by a pledge of all of its assets. The Company and the subsidiary guarantors, the credit facility collateral agent and the Trustee for the Senior Secured Notes and the note collateral agent entered into an Intercreditor Agreement.

Borrowings under the ABL Credit Facility are determined by a formula which provides eligibility of up to 85% of the net book value of domestic accounts receivable and a range of 35% to 65% of domestic inventory. Borrowings under the ABL Credit Facility bear interest at the Company's option at either: (i) an alternate base rate which is equal to the higher of 0.50% per year above the federal funds effective rate and the base rate announced by the ABL Credit Facility's administrative agent as its prime rate plus an applicable margin ranging from 0.25% to 0.75% (0.25% at June 30, 2007) based on the Company's borrowing base availability, or (ii) an Adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 1.75% (1.25% at June 30, 2007) based on the Company's borrowing base availability. The terms of the ABL Credit Facility include a commitment fee of .375% based on unused commitments of the lenders, letter of credit fees on the aggregate face amount of outstanding letters of credit and underwriting and administrative fees.

The ABL Credit Facility includes covenants, that among other things, limit or restrict the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers or make capital expenditures or engage in certain transactions with affiliates. The ABL Credit Facility also requires the Company to comply with a minimum coverage ratio of Consolidated EBITDA to fixed charges whenever excess borrowing availability is less than $10.0 million on any day. As of June 30, 2007, the Company had $20.0 million of senior debt and $1.0 million of letters of credit outstanding under the ABL Credit Facility, $64.0 million of unutilized commitments and $64.0 million of availability thereunder. As of August 10, 2007, the Company had $22.0 million of senior debt and $1.0 million of letters of credit outstanding under the ABL Credit Facility, $62.0 million of unutilized commitments and $62.0 million of availability thereunder.

The ABL Credit Facility requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A. to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100.0 million expiring on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of June 30, 2007, the Company recorded an asset of $70 in the accompanying consolidated balance sheet. The Company also recorded in accumulated other comprehensive income after-tax net gains of $125 and $209 for the three months ended June 30, 2007 and 2006, respectively, and recorded after-tax net gains of $42 and $378 during the six months ended June 30, 2007 and 2006, respectively. No hedge ineffectiveness was recorded during the three and six months ended June 30, 2007 and 2006.

FINANCIAL COVENANTS

Borrowings under the ABL Credit Facility are subject to certain conditions and limitations described above. The indentures governing the Senior Subordinated Notes and the Senior Secured Notes contain significant financial and operating covenants, including prohibitions on the Company's ability to incur certain additional indebtedness or to pay dividends. The ABL Credit Facility contains borrowing conditions and customary events of default, including nonpayment of interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events.

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

On May 15, 2007 and June 15, 2007, the Company entered into a Second Waiver and Consent and Third Waiver and Consent to the ABL Credit Facility. Among other things, these waivers and consents (i) waived certain defaults or events of default relating to any potential restatement or revision of the Company's consolidated financial statements delivered prior to the date of such waivers and consents, and (ii) extended the date on which unaudited financial statements for the three months ended March 31, 2007, and certain other documents under the ABL Credit Facility, were required to be delivered to June 15, 2007 from May 15, 2007 and subsequently from June 15, 2007 to July 10, 2007. The Company delivered its unaudited financial statements for the three months ended March 31, 2007 and all other required documents under the ABL Credit Facility to it lenders on July 6, 2007.

The ABL Credit Facility has a minimum fixed charge coverage ratio financial covenant that is effective if the minimum excess availability under the ABL Credit Facility is less than specified levels. Under the terms of the ABL Credit Facility, the minimum fixed charge coverage ratio test would not have applied as of June 30, 2007 as borrowing availability under the ABL Credit Facility would have exceeded the specified threshold. The minimum fixed charge coverage ratio test requires the Company to comply with a minimum coverage ratio of consolidated EBITDA to fixed charges of at least 1:1 whenever excess availability is less than $10.0 million (which amount will be increased in proportion to any increase in commitments under the ABL Credit Facility). Borrowings under the ABL Credit Facility are a key source of the Company's liquidity, and the Company's ability to borrow thereunder will depend on its compliance with the covenants under the credit agreement. Failure to comply with these covenants would result in a violation of the credit agreement, which absent a waiver or an amendment, would permit the lenders to accelerate repayment of borrowings thereunder.

Credit Agreement EBITDA as presented herein is a financial measure that is used in the credit agreement for the Company's ABL Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income, as a measure of operating results or cash flows or as a measure of liquidity. Credit Agreement EBITDA differs from the term "EBITDA" as it is commonly used. Credit Agreement EBITDA as used in this report, means "Consolidated EBITDA", as that term is defined in the ABL Credit Facility and used as part of the calculation of the term "Consolidated Fixed Charge Coverage Ratio" which is used in the ABL Credit Facility's financial condition covenant and affects the Company's ability to incur additional indebtedness in specified circumstances. Credit Agreement EBITDA consists of consolidated net income, adjusted to exclude income tax expense, interest expense, and depreciation and amortization, as well as certain other items and expenses, including amortization of intangibles, extraordinary, unusual or non-recurring gains or losses, consultation fees and expense reimbursements associated with implementing process improvements and cost reductions developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group, certain non-cash charges or expenses deducted in determining net income, certain cash restructuring charges, loss or gain associated with the sale or write down of assets not in the ordinary course of business, the amount of any net minority expense, certain losses relating to the disposition of excess, surplus or obsolete inventory, and certain sponsor monitoring fees.

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below.


                                              Qtr 3      Qtr 4       Qtr 1        Qtr 2
                                              2006        2006        2007         2007     TOTAL
                                            --------    --------    --------    --------   --------
                                            Restated

                                                                   ($000)

Net earnings (loss)                         $    225    $(13,914)   $  1,479    $    454   $(11,756)
Income tax expense (benefit)                     129      (8,013)      1,067       1,855     (4,962)
Interest expense, net                          9,385       9,473       9,439       9,437     37,734
Depreciation and amortization                  6,689       7,307       6,927       6,250     27,173
Losses related to inventory impairment(1)       --         5,000        --          --        5,000
Little Falls facility closure costs (2)        1,830        --          --          --        1,830
Synergetics fees and expenses                    708         929        --          --        1,637
Non-cash stock compensation charges              161         164         168       2,683      3,176
Unusual, non-recurring and other (3)            (250)        983      (4,279)         43     (3,503)
                                            --------    --------    --------    --------   --------
Credit Agreement EBITDA (1)(4)              $ 18,877    $  1,929    $ 14,801    $ 20,722   $ 56,329
                                            ========    ========    ========    ========   ========



(1) The Company recorded a $25.1 million provision for excess and slow moving inventory in the fourth quarter of 2006. The credit agreement limits the add-back of losses related to disposition of excess, surplus or obsolete inventory to $5.0 million for each fiscal year and $15.0 million in the aggregate, commencing with the fourth quarter of 2005. Credit Agreement EBITDA for the fourth quarter of 2006 and the latest twelve months ended June 30, 2007 would have been $21,983 and $76,383, respectively, if they had been adjusted for the additional $20.1 million fourth quarter 2006 provision for excess and slow moving inventory that is not added back to net earnings (loss) pursuant to the terms of the credit agreement.

(2) Represents unabsorbed overhead costs charged to cost of goods sold, in accordance with SFAS No. 151.

(3) Represents unusual or non-recurring items, and other permitted add-backs or adjustments pursuant to the terms of the credit agreement, including severance payments, non-cash foreign exchange gains, Kelso advisory fees and a benefit of $5,420 and $162 recorded during the first and second quarters of 2007, respectively, relating to the curtailment of the Employees' Pension Plan.

(4) Credit Agreement EBITDA (restated) for the three months ended March 31, 2006 and June 30, 2006 was $11,578 and $16,068, respectively.

OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended June 30, 2007 of $7.9 million was principally the result of $23.0 million in cash generated (pre-tax earnings of $4.9 million plus depreciation and amortization of $8.5 million, amortization of display fixtures of $4.7 million, non-cash stock compensation of $2.9 million, the provision for excess and slow moving inventory of $6.8 million and the loss on asset impairment of $0.8 million, less the pension curtailment gain of $5.6 million), offset by a decrease in accrued liabilities of $3.7 million, an increase in accounts receivable of $5.0 million, an increase in inventories of $18.2 million and an increase in other assets of $3.8 million. Accrued liabilities decreased due to the timing of payments and purchases of material. Accounts receivable increased principally due to the timing of shipments during the first half of 2007. Inventories increased due to the purchase of materials to support higher sales levels and build safety stock to support customer service levels. Other assets increased primarily due to the purchase and shipment of display fixtures to customers.

Net cash used in operating activities for the six months ended June 30, 2006 of $1.3 million was principally the result of $6.7 million in cash generated (net loss of $5.4 million plus depreciation and amortization of $7.6 million and amortization of display fixtures of $4.5 million) and a decrease in inventories of $4.3 million and a decrease in prepaid expenses and other current assets of $1.5 million, offset by increases in accounts receivable of $9.1 million and other assets of $4.7 million. Inventories decreased due to the implementation by the Company of an inventory reduction program. The increase in accounts receivable was due to the timing of shipments during the first half of 2006. Other assets increased primarily due to the purchase and shipment of display fixtures to customers.

INVESTING ACTIVITIES

Net cash used in investing activities of $0.1 million for the six months ended June 30, 2007 was primarily related to $3.5 million of capital spending for tooling, plates and dies, and manufacturing machinery and equipment, offset by net proceeds of $3.4 million from the sale of the property. The Company currently expects that total expenditures for capital and display fixtures for 2007 will be approximately $22.0 million.

Net cash used in investing activities of $2.8 million for the six months ended June 30, 2006 was primarily related to $3.4 million of capital spending for tooling, plates and dies, and manufacturing machinery and equipment, offset by net proceeds of $0.6 million from the sale of the property.

FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended June 30, 2007 of $9.3 million was primarily due to borrowings under the Company's ABL Credit Facility of $10.0 million to support seasonal working capital requirements and $1.4 million of contributed capital, offset by a $2.0 million distribution to DLI Holding Corp. used for the repurchase of its options and stock. Cash paid for interest during the six months ended June 30, 2007 was $17.3 million. The Company anticipates that its debt service requirements in 2007 will be approximately $34.6 million.

Net cash provided by financing activities for the six months ended June 30, 2006 of $4.5 million was primarily due to borrowings under the Company's ABL Credit Facility.

The Company does not use any off-balance sheet financing arrangements. The Company anticipates that it may, from time to time, purchase its debt securities through the open market or otherwise.

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

In November 2006, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 06-10, "ACCOUNTING FOR DEFERRED COMPENSATION AND POSTRETIREMENT BENEFIT ASPECTS OF COLLATERAL ASSIGNMENT SPLIT-DOLLAR LIFE INSURANCE ARRANGEMENTS" ("EITF No. 06-10"), which is effective for calendar year companies on January 1, 2008. The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 "EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS" or Accounting Principles Board Opinion No. 12 based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Company is currently evaluating the impact, if any, that the adoption of EITF No. 06-10 will have on its consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, measure a plan's assets and its obligations as of the end of the employer's fiscal year-end and recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for financial statements of employers without publicly traded equity securities as of the year of the fiscal year ending after June 15, 2007. Had the Company adopted SFAS No. 158 as of December 31, 2006, the effect would have been to decrease the recorded pension liability by approximately $2.6 million, increase net deferred tax liabilities by approximately $1.0 million and to increase shareholders' equity through the accumulated other comprehensive income account by approximately $1.6 million.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company's liquidity, future financial results, economic conditions, trends, certain risks and uncertainties, expected efficiency improvements, and expected cost savings are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "expect," "intend," "estimate," "anticipate," "seek", "should," "look forward to," "indications," "plan," "momentum," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations, or "cautionary statements," include, without limitation:



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

     o    shipment delays;

     o depletion of inventory and increased production costs resulting from disruptions of operations at any of the Company's manufacturing or distribution facilities;

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

INTEREST RATE RISK

The Company's borrowings at June 30, 2007 under the Senior Secured Notes and the ABL Credit Facility expose earnings to changes in short-term interest rates. Interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Effective February 1, 2006, the Company entered into a Collar with JPMorgan Chase Bank, N.A. for a notional amount of $100.0 million to hedge its exposure to changes in interest rates on a portion of the Senior Secured Notes.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to its management team, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As of June 30, 2007, the Company's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses in the Company's internal control over financial reporting described below.

In connection with the preparation of its annual financial statements for the year ended December 31, 2006 and the related audit by its independent registered public accounting firm, KPMG LLP, the Company identified the following material weaknesses in its internal control over financial reporting as of December 31, 2006 which continued as of June 30, 2007.

(1) The Company did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial accounting and reporting requirements. This deficiency resulted in a material error in the accounting for income taxes in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." In addition, the Company did not effectively perform and document procedures to annually test goodwill and indefinite long lived assets for impairment in accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS".

(2) The Company did not maintain effective policies and procedures relating to the computation of the sales return reserve. Specifically, the Company's policies and procedures did not provide for sufficient review and validation of the underlying assumptions and methodologies utilized in determining the adequacy of the reserve.

(3) The Company had inadequate review controls over the accounting for and reporting of non-routine transactions and complex accounting matters. This deficiency resulted in the recording of an audit adjustment to the 2006 consolidated financial statements in connection with the computation of the fourth quarter inventory reserve.

These deficiencies caused and have the potential to cause a material misstatement and/or inadequate disclosures in the Company's consolidated financial statements.

The material weaknesses identified in (1) and (2) above resulted in a restatement of the Company's prior consolidated financial statements as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and caused a delay in the filing of the Company's Form 10-Q for the quarter ended March 31, 2007.

The Company is currently in the process of developing and implementing remediation plans to address its material weaknesses. Specific remedial actions that have or will be taken for each of the material weaknesses described above are as follows:

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

(2) Computation of the sales return reserve, including:

o Created an enhanced database that more closely measures sales returns to the periods of original sale.
o Implemented new policies and procedures requiring a detailed and comprehensive review of the underlying information supporting the amounts and estimates used to compute the reserve.
o Enhanced communication and collaboration between the accounting department and the sales department.
o Hired a financial analyst within the sales department to focus on customer liabilities relating to the cosmetic business segment.
o Assigned monitoring and control activities to the Treasurer and upgraded the accounting function through the hiring of additional accountants and consultants with relevant experience.

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

The Company continues its efforts to remediate these material weaknesses through ongoing process improvements, the implementation of enhanced policies and controls and the re-assessing of the technical accounting capabilities of its personnel in fiscal 2007. Specifically, the Company:

(1) Engaged outside consultants to assist the Company in performing the systems and process evaluations and the testing of its internal control over financial reporting.

(2) Established a cross functional team and engaged outside consultants to facilitate and assist in the implementation of an ERP initiative to strengthen the current IT environment.

The remediation activities, outlined above, are expected to continue during the balance of fiscal 2007. Accordingly, these material weaknesses are not yet remediated. Further, no material weakness will be considered remediated until the remediated procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

To compensate for these material weaknesses, the Company performed additional analysis and other procedures in order to prepare its unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Other than the foregoing measures, which have not been fully implemented to remediate the material weaknesses described above, there has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                            DEL LABORATORIES, INC.

                                            (Registrant)



  DATE:   AUGUST 14, 2007                   /S/ CHARLES J. HINKATY
  --------------------------                ----------------------
                                            Charles J. Hinkaty
                                            President and
                                            Chief Executive Officer

  DATE:   AUGUST 14, 2007                   /S/ JOSEPH SINICROPI
  -----------------------                   --------------------
                                            Joseph Sinicropi
                                            Executive Vice President and
                                            Chief Financial Officer