Form 10-Q
period 2007-09-30
DEL LABORATORIES INC
filed 2007-11-14
CIK 27751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

           X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        --------
                                SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

        The number of shares of Common Stock, $.01 par value, outstanding as of November 13, 2007 was 1,000.

                     DEL LABORATORIES, INC. AND SUBSIDIARIES

                                      Index




Part I.    FINANCIAL INFORMATION
                                                                            PAGE
Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of September 30, 2007
                  and December 31, 2006                                        3

           Consolidated Statements of Operations for the three and
                  nine months ended September 30, 2007
                  and 2006 (restated)                                          4

           Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2007 and 2006 (restated)                          5

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                31

Item 3.    Quantitative and Qualitative Disclosures About Market Risks        49

Item 4.    Controls and Procedures                                            50




Part II.   OTHER INFORMATION

Item 1A.   Risks Related to the Company                                       53

Item 6.    Exhibits                                                           53


SIGNATURES                                                                    54




                          DEL LABORATORIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                           September 30, 2007 and December 31, 2006
                                         (In thousands)
                                           (UNAUDITED)

                                                                 September 30,  December 31,
                                                                     2007          2006
                                                                   ---------    ---------

       ASSETS

Current assets:
       Cash and cash equivalents                                   $   2,233    $      42
       Accounts receivable, less allowance for doubtful accounts
         of $1,743 in 2007 and $2,113 in 2006                         59,828       58,250
       Inventories                                                   105,633       95,062
       Deferred income taxes                                          30,792       29,995
       Assets held for sale                                              400         --
       Prepaid expenses and other current assets                       5,870        6,409
                                                                   ---------    ---------
                   Total current assets                              204,756      189,758

Property, plant and equipment, net                                    38,646       44,647
Intangibles arising from acquisitions, net                           250,100      254,037
Goodwill                                                             145,318      145,318
Other assets                                                          24,234       26,701
Deferred income taxes                                                 19,712       25,398
                                                                   ---------    ---------

                   Total assets                                    $ 682,766    $ 685,859
                                                                   =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                           $     197    $     165
       Accounts payable                                               37,618       40,127
       Accrued liabilities                                            37,217       44,334
                                                                   ---------    ---------

                   Total current liabilities                          75,032       84,626

Long-term debt, less current portion                                 375,859      370,239
Long-term pension liability, less current portion                     14,204       19,943
Deferred liabilities                                                   1,342        1,492
Deferred income taxes                                                 99,618       98,455
                                                                   ---------    ---------
                   Total liabilities                                 566,055      574,755
                                                                   ---------    ---------

Shareholders' equity:
       Common stock $.01 par value, 1,000 shares authorized
         and issued                                                     --           --
       Additional paid-in capital                                    148,742      146,261
       Accumulated other comprehensive income                            997          421
       Accumulated deficit (Note 6)                                  (33,028)     (35,578)
                                                                   ---------    ---------

                   Total shareholders' equity                        116,711      111,104
                                                                   ---------    ---------


                   Total liabilities and shareholders' equity      $ 682,766    $ 685,859
                                                                   =========    =========


                     The accompanying notes are an integral part of the
                             consolidated financial statements.



                                        DEL LABORATORIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (In thousands)
                                                      (UNAUDITED)


                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                              --------------------------------   -------------------------------------

                                             July 1, 2007 -     July 1, 2006 -   January 1, 2007 -   January 1, 2006 -
                                             September 30,      September 30,       September 30,      September 30,
                                                 2007               2006                2007               2006
                                                ---------          ---------          ---------          ---------
                                                                  (Restated)                             (Restated)

Net sales                                      $ 116,807          $ 110,900          $ 342,859          $ 316,058

Cost of goods sold                                58,045             58,256            170,782            164,513
                                               ---------          ---------          ---------          ---------

Gross profit                                      58,762             52,644            172,077            151,545

Selling and administrative expenses               46,954             43,759            142,652            132,822
Gain on pension curtailment                         --                 (994)            (5,582)              (994)
Severance expenses                                   (94)               183                711                657
Gain on sale of property                            --                 --                 (115)               (41)
                                               ---------          ---------          ---------          ---------

Operating income                                  11,902              9,696             34,411             19,101

Other income (expense):
   Interest expense, net                          (9,405)            (9,385)           (28,281)           (27,659)
   Other income, net                                 689                 43              1,911                335
                                               ---------          ---------          ---------          ---------

Earnings (loss) before income taxes                3,186                354              8,041             (8,223)
Provision for (benefit from) income taxes          1,280                129              4,202             (3,005)
                                               ---------          ---------          ---------          ---------
Net earnings (loss)                            $   1,906          $     225          $   3,839          $  (5,218)
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


                             DEL LABORATORIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                           (UNAUDITED)



                                                                               September 30,
                                                                          ---------------------
                                                                             2007         2006
                                                                           --------    --------
                                                                                        Restated

Cash flows provided by (used in) operating activities:
Net earnings (loss)                                                        $  3,839    $ (5,218)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                                12,241      11,399
Amortization of display fixtures                                              7,617       7,387
Amortization of deferred financing fees and original issue discount           2,220       2,057
Non-cash stock compensation                                                   3,077         606
Deferred income taxes                                                         5,498      (3,731)
Provision for excess and slow moving inventory                               11,469       8,679
Provision for (recovery from) doubtful accounts                                 (14)          5
Gain on pension curtailment                                                  (5,582)       (994)
Loss on asset impairment                                                        804        --
Gain on sale of property                                                       (115)        (97)
Other non-cash operating items                                               (1,348)       (266)

Changes in operating assets and liabilities:
    Accounts receivable                                                        (896)     (1,052)
    Inventories                                                             (20,417)      6,063
    Prepaid expenses and other current assets                                   680       1,001
    Other assets                                                             (7,799)     (8,764)
    Accounts payable                                                         (2,871)     (5,506)
    Accrued liabilities                                                      (5,360)        803
    Pension liability (net)                                                  (2,526)       (607)
    Deferred liability                                                         (203)        463
                                                                           --------    --------

          Net cash provided by operating activities                             314      12,228
                                                                           --------    --------

Cash flows provided by (used in) investing activities:
    Net proceeds from sale of property                                        3,439         707
    Property, plant and equipment additions                                  (5,648)     (4,774)
                                                                           --------    --------

         Net cash used in investing activities                               (2,209)     (4,067)
                                                                           --------    --------

Cash flows provided by (used in) financing activities:
    Principal borrowings (payments) under revolving credit facility, net      5,000      (5,000)
    Principal payments under mortgage                                           (44)        (44)
    Payment of deferred financing fees                                         --          (758)
    Distribution to DLI Holding Corp. (Note 9(b))                            (2,020)       --
    Contributed capital (Note 9(c))                                           1,425          40
    Payment of capital lease obligations                                        (97)        (95)
                                                                           --------    --------

          Net cash provided by (used in) financing activities                 4,264      (5,857)
                                                                           --------    --------

Effect of exchange rate changes on cash                                        (178)        129
                                                                           --------    --------

Net increase in cash and cash equivalents                                     2,191       2,433

Cash and cash equivalents at beginning of period                                 42       2,602
                                                                           --------    --------

Cash and cash equivalents at end of period                                 $  2,233    $  5,035
                                                                           ========    ========

Supplemental disclosures:
Cash paid for:
    Interest                                                               $ 29,506    $ 29,112
    Income taxes                                                           $  1,511    $  1,855

Non-cash transactions:
    Equipment acquired under capitalized leases                            $    569    $   --


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Del Laboratories, Inc. and subsidiaries (the "Company") is a manufacturer and marketer of cosmetic and proprietary over-the-counter ("OTC") pharmaceutical products. The principal products in the cosmetics segment are nail color, nail treatment, bleaches and depilatories, beauty implements and value cosmetics. The principal products in the pharmaceutical segment are oral analgesics, children's toothpaste and sore throat relief and specialty OTC products.

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

Certain reclassifications were made to prior year amounts in order to conform to the current year presentation. The reserves for future markdowns and other related reserves for customer liabilities previously included in accrued liabilities in the consolidated balance sheet have been reclassified as a reduction of accounts receivable to be consistent with the classification of other reserves for customer liabilities. As of September 30, 2007 and December 31, 2006, reserves for customer liabilities aggregated $41,254 and $41,566, respectively. In addition, gain on sale of property previously reported as a separate line item within other income (expense) has been reclassified as a separate line item within operating income.

As previously disclosed, the Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 ("First Quarter Form 10-Q") by the required filing date of May 15, 2007 as the Company determined that it was necessary to re-evaluate its customer liabilities pertaining to reserves required for future sales returns and allowances and markdowns. The Company completed this re-evaluation and concluded that immaterial adjustments were required to previously reported amounts and made such corrections through an adjustment (increase) to its customer liability reserves of $209 in the quarter ended March 31, 2007.

The consolidated balance sheet as of December 31, 2006 has been revised to correct an immaterial error in the Company's accounting for universal display fixture reimbursement costs. The effect of this correction was to decrease other assets by $961, increase deferred income tax assets by $359 and increase the accumulated deficit by $602. The Company believes that the effect of this misstatement was not material, either quantitatively or qualitatively, to 2006 or any prior year. The consolidated statement of operations for the three months ended September 30, 2007 includes amortization of display fixtures totaling $370 of which $117 and $253 relate to the first and second quarters of 2007, respectively. The Company believes that the effect of this misstatement was not material, either quantitatively or qualitatively, to any prior period.


3. RESTATEMENTS

The Company's consolidated statement of operations for the three and nine months ended September 30, 2006 and consolidated statement of cash flows for the nine months ended September 30, 2006 included in this Quarterly Report on Form 10-Q have been restated, principally as a result of understatements of certain customer liabilities relating to prior financial periods. The understatements of customer liabilities pertained to reserves required for future sales returns and allowances and markdowns due to incorrect assumptions and methodology and an accrual required for cooperative and promotional advertising programs. The Company also corrected certain other errors previously considered immaterial individually and in the aggregate. The understatements of customer liabilities and certain other errors dated back prior to the Merger and, accordingly, the computation of the error as of the date of the Merger is reflected in an adjustment to goodwill of $16,022. Such restatements were previously disclosed in Note 3 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The following table presents the effects of the restatements made to the Company's previously reported consolidated statement of operations for the three and nine months ended September 30, 2006 for the errors described above.

STATEMENT OF OPERATIONS DATA

                                          Three months ended September 30, 2006
                                         ---------------------------------------
                                          AS PREVIOUSLY
                                            REPORTED     ADJUSTMENTS    RESTATED
                                            --------     -----------    --------

Net sales                                   $111,606    $   (706)(a)    $110,900
Selling and administrative expenses           43,904        (145)(b)      43,759
Operating income                              10,257        (561)          9,696
Earnings before taxes                            915        (561)            354
Provision for income taxes                       747        (618)(c)         129
Net earnings                                     168          57             225


                                          Nine months ended September 30, 2006
                                        ----------------------------------------
                                        AS PREVIOUSLY
                                          REPORTED     ADJUSTMENTS     RESTATED
                                          --------     -----------     --------

Net sales                                $ 315,840    $     218(a)    $ 316,058
Selling and administrative expenses        133,797         (975)(b)     132,822
Operating income                            17,908        1,193          19,101
Loss before taxes                           (9,416)       1,193          (8,223)
Benefit from income taxes                   (3,230)         225(c)       (3,005)
Net loss                                    (6,186)         968          (5,218)


(a) Adjustment recorded to the reserves for future sales returns and allowances and markdowns and the liability for cooperative and promotional advertising.
(b) Adjustment recorded to the liability for cooperative and promotional advertising and for the correction of other immaterial errors.
(c) Adjustment recorded to reflect the income tax effect of the adjustments recorded in footnotes (a) and (b).

4.      INVENTORIES

The components of inventories were as follows:

                                                  September 30,     December 31,
                                                     2007               2006
                                                   --------           --------

Raw materials                                      $ 56,165           $ 52,803
Work in process                                       8,273              5,687
Finished goods                                       80,812             80,896
                                                   --------           --------
Total gross inventories                             145,250            139,386

Reserve for excess and slow moving inventories       39,617             44,324
                                                   --------           --------

                                                   $105,633           $ 95,062
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

In accordance with SFAS No. 151, "INVENTORY COSTS", the Company charged $4,376 to cost of goods sold during the nine months ended September 30, 2006 relating to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility (Note 10).

5. INTANGIBLES

Trademarks have an indefinite life and relate to several of the Company's product lines, including SALLY HANSEN, LA CROSS, N.Y.C. NEW YORK COLOR, CORNSILK, ORAJEL, DERMAREST, STYE, GENTLE NATURALS and PRONTO. Trademarks have been determined to have an indefinite life as they are renewable every 10 years and it is the Company's intention to continuously renew them. Therefore, the Company expects its trademarks to generate cash flows indefinitely. These trademarks are used in the advertising and marketing of the Company's products and are widely recognized and accepted by consumers in the Company's respective markets. Customer relationships are being amortized on a straight-line basis over 20 years, the period over which they are expected to contribute directly or indirectly to future cash flows.

         The components of intangibles arising from acquisitions were as follows:

                                                     SEPTEMBER 30, 2007
                                                     ------------------
                                          GROSS
                                         CARRYING       ACCUMULATED    NET BOOK
                                           VALUE       AMORTIZATION      VALUE
                                          --------       --------       --------
Trademarks                                $159,100       $   --         $159,100
Customer relationships                     105,000         14,000         91,000
                                          --------       --------       --------

                                          $264,100       $ 14,000       $250,100
                                          ========       ========       ========

                                                      DECEMBER 31, 2006
                                                     ------------------
                                          GROSS
                                         CARRYING       ACCUMULATED    NET BOOK
                                           VALUE       AMORTIZATION      VALUE
                                          --------       --------       --------
Trademarks                                $159,100       $   --         $159,100
Customer relationships                     105,000         10,063         94,937
                                          --------       --------       --------

                                          $264,100       $ 10,063       $254,037
                                          ========       ========       ========


Amortization expense was $1,312 for the three months ended September 30, 2007 and 2006 and was $3,937 for the nine months ended September 30, 2007 and 2006. The estimated amortization expense for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $5,250 in each of the five years.

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

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company has accrued interest and penalties of $128 as of September 30, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The number of years that are subject to examination by tax authorities varies depending on the tax jurisdiction. The Company's major taxing jurisdictions include the U.S and Canada. The Company is no longer subject to U.S. federal income tax examinations for years before 2004. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2000.

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

The Company recorded a provision for income taxes of $4,202 during the nine months ended September 30, 2007. The provision was based on the Company's expected effective tax rate of 40.3% for the year ending December 31, 2007 and, in addition, includes an incremental provision of $931 relating to the impact of the $2,457 non-cash stock compensation charge recorded during the second quarter of 2007 (see Note 9(c)) which is not deductible for income tax purposes. The Company recorded an income tax benefit of $3,005 (restated) during the nine months ended September 30, 2006 based on the Company's expected effective tax rate of 36.5% for the year ended December 31, 2006. The increase in the effective income tax rate is primarily due to a greater impact of projected permanent items on foreign book income as compared to the previous year.

A valuation allowance is recorded when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies, among other factors, in making this assessment. There was no valuation allowance as of September 30, 2007 and December 31, 2006 as the Company believes it is more likely than not that the net deferred tax assets will be realized.

7. LONG - TERM DEBT

Long - term debt consisted of the following:


                                                         September 30, December 31,
                                                             2007          2006
                                                             ----          ----

8% senior subordinated notes, net of unamortized
   discount of $783 in 2007 and $897 in 2006, due in 2012    $174,217   $174,103
Senior secured floating rate notes, due in 2011               185,000    185,000
Revolving credit facility                                      15,000     10,000
Mortgage on land and buildings                                  1,348      1,194
Obligations under capital leases                                  491        107
                                                             --------   --------
                                                              376,056    370,404
Less current portion                                              197        165
                                                             --------   --------
                                                             $375,859   $370,239
                                                             ========   ========


The $85,000 asset-based revolving credit facility ("the ABL Credit Facility") requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100,000, expires on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of September 30, 2007, the Company recorded a liability of $251 in the accompanying consolidated balance sheet. The Company also recorded in accumulated other comprehensive income after-tax net losses of $199 and $157 during the three months and nine months ended September 30, 2007, respectively, and recorded after-tax net losses of $419 and $41 during the three and nine months ended September 30, 2006, respectively. No hedge ineffectiveness was recorded during the three and nine months ended September 30, 2007 and 2006.

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

On May 15, 2007 and June 15, 2007, the Company entered into a Second Waiver and Consent and Third Waiver and Consent to the ABL Credit Facility, respectively. Among other things, these waivers and consents (i) waived certain defaults or events of default relating to any potential restatement or revision of the Company's consolidated financial statements delivered prior to the date of such waivers and consents, and (ii) extended the date on which unaudited financial statements for the three months ended March 31, 2007, and certain other documents under the ABL Credit Facility, were required to be delivered to June 15, 2007 from May 15, 2007 and subsequently from June 15, 2007 to July 10, 2007. The Company delivered its unaudited financial statements for the three months ended March 31, 2007 and all other required documents under the ABL Credit Facility to its lenders on July 6, 2007.

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

Under Section 4.03(a) of the Indentures, the Company was required to file its First Quarter Form 10-Q within the time period specified by the SEC's rules and regulations. The Trustee for each Indenture provided the notice of default to notify the Company that it was in violation of Section 4.03(a) of the respective Indenture as a result of the delay in the filing of the First Quarter Form 10-Q, as described in Note 2 above, and to demand that the Company remedy the default.

Each Indenture provides that the Company has 30 days from receipt of a notice of default to cure such default before an event of default occurs under the Indenture. If an event of default occurs, the respective Trustee or the Holders of 25% in aggregate principal amount of the Senior Subordinated Notes or the Senior Secured Notes, as the case may be, may declare the applicable Notes to be due and payable immediately. The Company cured the default with respect to each Indenture as of July 6, 2007 by filing its First Quarter Form 10-Q.

In January 2007, the Company entered into a capital lease agreement (principal amount of $569) relating to certain machinery and equipment. The lease is payable in monthly installments of $12, including interest at 6.77%, maturing in June 2011.

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

The LaCross Pension Plan formula is based on years of service. The LaCross Pension Plan covers former employees of the Company's Newark, New Jersey facility which ceased operations during 2002. As a result of this closure, more than 20% of plan participants in the LaCross Pension Plan were terminated which resulted in a partial termination of the plan. Due to the partial termination of the plan, all affected participants became fully vested in their accrued benefits at their termination date. In November 2006, the Board of Directors of the Company approved the termination of the LaCross Pension Plan. The Company has received a favorable determination letter from the Internal Revenue Service approving the termination of the LaCross Pension Plan.

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

COMPONENTS OF NET PERIOD BENEFIT COST

The components of net periodic benefit costs of the Company's domestic plans are set forth in the following tables:


                        JULY 1, 2007 - SEPTEMBER 30, 2007
                        ---------------------------------

                                       EMPLOYEES'      LACROSS
                                     PENSION PLAN    PENSION PLAN         SERP
                                     ------------    ------------         ----

Service cost                           $  --            $  --            $     7
Interest cost                              711               15              117
Expected return on plan assets            (682)             (16)            --
Recognized net loss                       --               --                 30
                                       -------          -------          -------

Net periodic cost                      $    29          $    (1)         $   154
                                       =======          =======          =======


                        JULY 1, 2006 - SEPTEMBER 30, 2006
                        ---------------------------------

                                       EMPLOYEES'      LACROSS
                                     PENSION PLAN    PENSION PLAN         SERP
                                     ------------    ------------         ----


Service cost                           $   860          $  --            $     5
Interest cost                              677               16              103
Expected return on plan assets            (714)             (16)            --
Recognized net loss                       --               --                 35
Curtailment                               (994)            --               --
                                       -------          -------          -------

Net periodic cost                      $  (171)         $  --            $   143
                                       =======          =======          =======

                      JANUARY 1, 2007 - SEPTEMBER 30, 2007
                      ------------------------------------

                                       EMPLOYEES'      LACROSS
                                     PENSION PLAN    PENSION PLAN         SERP
                                     ------------    ------------         ----


Service cost                           $  --            $  --            $    21
Interest cost                            2,133               47              324
Expected return on plan assets          (2,046)             (46)            --
Recognized net loss                       --               --                 90
Curtailment                             (5,582)            --               --
                                       -------          -------          -------

Net periodic cost                      $(5,495)         $     1          $   435
                                       =======          =======          =======

                      JANUARY 1, 2006 - SEPTEMBER 30, 2006
                      ------------------------------------

                                       EMPLOYEES'      LACROSS
                                     PENSION PLAN    PENSION PLAN         SERP
                                     ------------    ------------         ----





Service cost                                 $ 2,892       $  --         $    11
Interest cost                                  2,108            48           309
Expected return on plan assets                (2,150)          (48)         --
Recognized net loss                             --            --              99
Curtailment                                     (994)         --            --
                                             -------       -------       -------


Net periodic cost                            $ 1,856       $  --         $   419
                                             =======       =======       =======




(b) EMPLOYEE 401(k) SAVINGS PLAN

The Company maintains an Employee 401(k) Savings Plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan which is administered by the Company. All regular, full-time employees are eligible for voluntary participation on the first day of the month following the date of hire and having attained the age of twenty-one. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company retains the right to make optional contributions for any plan year. Optional contributions were not made by the Company in 2006. Company contributions charged to expense for the nine months ended September 30, 2007 (commencing April 2, 2007) was approximately $1,095.

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

A summary of activity for the Exchange Options as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:


                                                             WEIGHTED-
                                                  WEIGHTED-   AVERAGE
                                                   AVERAGE   REMAINING   AGGREGATE
                                                  EXERCISE  CONTRACTUAL  INTRINSIC
       EXCHANGE OPTIONS               SHARES       PRICE       TERM      VALUE (1)
       ----------------               -------    ----------    ----     ---------

Outstanding at January 1, 2007         299,770   $ 17.71               $  9,680
     Granted                              --         --                   --
     Exercised (2)                    (134,821)    17.88                 (2,000)
     Forfeited                            --         --                  --
                                      --------
Outstanding at September 30, 2007      164,949   $17.56   7.3 years    $ 12,833
                                      ========   ======   =========    ========

Exercisable at September 30, 2007      164,949   $17.56   7.3 years    $ 12,833
                                      ========   ======   =========    ========


1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. Current market value as of September 30, 2007 was determined by utilizing an estimated initial public offering price of DLI Holding Corp. common stock (see Note 15).

2) Options owned by William McMenemy, a former director and officer of the Company, were purchased on February 15, 2007. See note 9(b).


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

A summary of option activity under the Option Incentive Plan as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:


                                                             WEIGHTED-
                                                   WEIGHTED-  AVERAGE
                                                   AVERAGE   REMAINING    AGGREGATE
                                                   EXERCISE  CONTRACTUAL  INTRINSIC
        SERVICE OPTIONS                  SHARES      PRICE       TERM      VALUE (1)
       ----------------                  -------   ----------    ----     ---------

Outstanding at January 1, 2007            44,417    $35.00            $   667
     Granted                              16,900     60.74                585
     Exercised                              --        --                   --
     Forfeited                            (1,334)    35.00                 81
                                        -------
Outstanding at September 30, 2007         59,983    $42.25   8.7 years   $ 3,186
                                         =======    ======   =========   =======

Exercisable at September 30, 2007         24,400    $35.00   8.4 years   $ 1,473
                                         =======    ======   =========   =======


                                                           WEIGHTED-
                                                WEIGHTED-  AVERAGE
                                                 AVERAGE   REMAINING   AGGREGATE
                                                EXERCISE  CONTRACTUAL  INTRINSIC
        EXIT OPTIONS                  SHARES      PRICE      TERM      VALUE (1)
       ----------------              -------   ----------    ----     ---------

Outstanding at January 1, 2007        88,833    $ 35.00                 $  1,333
     Granted                          33,800      60.74                    1,170
     Exercised                          --          --                       --
     Forfeited                        (2,666)     35.00                      161
                                    --------
Outstanding at September 30, 2007    119,967    $ 42.25   8.7 years     $  6,371
                                    ========    =======   =========     ========


(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. Current market value as of September 30, 2007 was determined by utilizing an estimated initial public offering price of DLI Holding Corp. common stock (see Note 15).

The weighted-average grant-date fair value of Service Options granted during the three months ended September 30, 2007 and 2006 was $32.48 and $12.39, respectively, and during the nine months ended September 30, 2007 and 2006 was $49.55 and $13.11, respectively. The weighted-average grant-date fair value of Exit Options granted during the three months ended September 30, 2007 and 2006 was $0 and $8.75, respectively, and during the nine months ended September 30, 2007 and 2006 was $34.62 and $9.56, respectively.

The Company recorded compensation expense relating to the Service Options of $115 and $45 for the three months ended September 30, 2007 and 2006, respectively, and $284 and $266 for the nine months ended September 30, 2007 and 2006, respectively. Exit options are subject to a performance condition that prevents them from becoming exercisable unless there is a change in control. As the Company has determined that it is not probable that this performance condition will be achieved, no compensation expense relating to the Exit Options has been recorded. The Company will measure and record compensation expense, if any, relating to the fair value of the Exit Options upon the occurrence of a change in control. As of September 30, 2007, the total unrecognized compensation cost related to the non-vested Service Options was $902 and the related weighted-average period over which this cost is expected to be recognized is approximately 2.2 years.

The fair value of each Service Option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in the calculations for the three months ended September 30, 2007 and 2006, respectively: dividend yield of 0% and 0%; expected life of 3.0 and
3.5 years; risk-free interest rates of 4.90% and 4.85%; and expected volatility of 42.5% and 45.0%. The weighted average assumptions used in the calculations for the nine months ended September 30, 2007 and 2006, respectively, were: dividend yield of 0% and 0%; expected life of 2.9 and 3.9 years; risk-free interest rates of 4.69% and 4.74%; and expected volatility of 42.5% and 45.0%. Because the Company's common stock is not publicly traded, the expected volatility used was determined based on an examination of the historical volatility of the stock price of the Predecessor Company, the historical and implied volatility of the stock prices of selected comparable companies and the nature of those companies, and other relevant factors.

The fair value of each Exit Option granted was estimated on the date of grant using a lattice-based valuation model with the following weighted average assumptions in the calculations for the three months ended September 30, 2007 and 2006, respectively: dividend yield of 0% and 0%; expected life of 3.0 and
3.5 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rates of 1.5% and 1.5%; risk-free interest rates of 4.90% and 4.85%; and expected volatility of 42.5% and 45.0%. The weighted average assumptions used in the calculations for the nine months ended September 30, 2007 and 2006, respectively, were: dividend yield of 0% and 0%; expected life of 2.9 and 3.9 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rates of 1.5% and 1.5%; risk-free interest rates of 4.69% and 4.74%; and expected volatility of 42.5% and 45.0%.

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

A summary of the Override Units granted as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:


                                                                         GRANT-DATE
                  OPERATING UNITS                               UNITS    FAIR VALUE
                  ---------------                               -----    ----------

Operating Units subject to forfeiture at January 1, 2007        47,717    $ 14.30
     Granted                                                      --        --
     Exempt from forfeiture                                    (23,177)     14.37
     Forfeited                                                    --        --
                                                              --------
Operating Units subject to forfeiture at September 30, 2007     24,540    $ 14.23
                                                              ========    =======


                                                                         GRANT-DATE
                    VALUE UNITS                                 UNITS    FAIR VALUE
                  ---------------                               -----    ----------


Value Units subject to forfeiture at January 1, 2007           196,323    $ 13.08
     Granted                                                      --        --
     Exempt from forfeiture                                       --        --
     Forfeited                                                    --        --
                                                              --------
Value Units subject to forfeiture at September 30, 2007        196,323    $ 13.08
                                                              ========    =======

Total compensation expense recorded in connection with the Operating Units was $111 and $116 for the three months ended September 30, 2007 and 2006, respectively, and was $336 and $340 (restated) for the nine months ended September 30, 2007 and 2006, respectively. Value Units are subject to a performance condition that prevents them from becoming eligible for distributions unless there is a change in control. As the Company has determined that it is not probable that this performance condition will be achieved, no compensation expense relating to the Value Units has been recorded. The Company will measure and record compensation expense, if any, relating to the fair value of the Value Units upon the occurrence of a change in control. As of September 30, 2007, the total unrecognized compensation cost related to Operating Units subject to forfeiture was $273 and the related weighted-average period over which this cost is expected to be recognized is approximately 0.9 years.

In accordance with APB No. 25, the fair value of each Operating Unit and Value Unit granted prior to January 1, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each Operating Unit granted subsequent to January 1, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in the calculation: dividend yield 0%; expected life of 4.0 years; risk-free interest rate 4.52%; and expected volatility of 45%. The fair value of each Value Unit granted subsequent to January 1, 2006 was estimated on the date of grant using a lattice-based valuation model with the following weighted average assumptions in the calculation: dividend yield 0%; expected life of 4.0 years; early exercise factor at the time at which Kelso would sell the Company to generate a multiple of 2.8 times their initial investment; termination rate of 1.0%; risk-free interest rate 4.52%; and expected volatility of 45%.


(B) STOCK REPURCHASE

On February 15, 2007, DLI Holding Corp. and DLI LLC entered into an Equity Settlement Agreement (the "Equity Settlement Agreement") with William McMenemy, a former director and officer of the Company. Pursuant to the Equity Settlement Agreement, DLI Holding Corp. agreed to pay Mr. McMenemy a total of $2,020 to repurchase (i) 571.42 shares of the common stock of DLI Holding Corp. (the "Shares") and (ii) options to purchase 134,821 shares of the common stock of DLI Holding Corp. ("the Options"). The payment was funded by the Company through a distribution. The amounts paid did not exceed the fair value of these equity instruments. Also in connection with this transaction, Mr. McMenemy agreed to forfeit the 5,454.42 Operating Units he held in DLI LLC. The Shares were repurchased pursuant to the terms of the Transition Arrangements Agreement, dated as of August 15, 2005, among Mr. McMenemy, DLI Holding Corp. and DLI LLC. The Options were repurchased pursuant to the Rollover Stock Option Agreement, dated as of January 27, 2005, between DLI Holding Corp. and Mr. McMenemy. The Shares, the Options, and the Operating Units in DLI LLC constituted Mr. McMenemy's entire equity interest in the Company and its affiliates.

(C) SALE OF STOCK

On May 18, 2007, certain of the Company's key employees and an advisor purchased a total of 40,711 shares of the common stock of DLI Holding Corp. for an aggregate purchase price of $1,425 or $35 per share. The Company recorded a non-cash compensation charge of $2,457 relating to these transactions during the second quarter of 2007. The charge was calculated using the difference between an estimated initial public offering price of DLI Holding Corp. common stock (see Note 15) and the price per share paid by the employees and the advisor.


10. RESTRUCTURING AND SEVERANCE

In September 2005, the Company implemented a workforce reduction program to streamline the Company's organization and reduce costs. Additional severance costs of $598 and $116 were recorded during fiscal 2006 and in the first nine months of 2007, respectively. As of September 30, 2007, all remaining cash payments have been paid.

On January 13, 2006, the Company announced the cessation of manufacturing activities at its facility in Little Falls, New York. The Company transferred a majority of these manufacturing operations to its Rocky Point, North Carolina manufacturing facility and outsourced the remainder. The Company converted the Little Falls facility to a warehouse to store a portion of its inventory and is in the process of closing an additional short-term leased warehouse facility in upstate New York.

Pursuant to the Company's formal severance policy, a charge of $1,243 for severance costs and related benefits for approximately 289 employees was recorded in December 2005 in accordance with SFAS No. 112, "EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS" ("SFAS No. 112"). Additional severance benefits earned for future services by employees being terminated were recognized as a charge in the consolidated financial statements as such severance benefits were earned. During the nine months ended September 30, 2007, an adjustment of $(1) was recorded. During the nine months ended September 30, 2006, a charge of $274 was recorded for such earned benefits, in addition to an adjustment of $(110) to the initial accrual. Also during the nine months ended September 30, 2006, the Company recorded charges to cost of goods sold of $392, related to moving costs for relocated inventory, break down, moving and start-up costs associated with equipment transfers and other related charges. As of September 30, 2007, all severance benefits have been paid and all employees have been terminated.

A summary of the activity in the accrual for the Little Falls restructuring is as follows:

            Balance at December 31, 2006                       $ 188
                        Adjustment                                (1)
                        Payments                                (187)
                                                               -----
            Balance at September 30, 2007                      $--
                                                               =====


On February 12, 2007, the Company announced plans to transfer the manufacturing activities performed at its facility in Canajoharie, New York to independent contractors in North Carolina. The transfer resulted in the termination of approximately 71 employees, which was conducted in phases which began in mid April 2007 and was completed as of June 30, 2007. The Company is currently listing the Canajoharie Plant for sale. Pursuant to the Company's formal severance policy, a charge of $709 for severance costs and related benefits was recorded during the nine months ended September 30, 2007 in accordance with SFAS No. 112. In addition, adjustments of $(94) and $(113) were recorded during the three and nine months ended September 30, 2007, respectively. Additional severance benefits earned for future services by employees being terminated were recognized as a charge in the consolidated financial statements as such severance benefits were earned. Cash payouts are expected to be completed by the end of 2007. As of September 30, 2007, all employees had been terminated and $588 in severance benefits has been paid.

A summary of the activity in the accrual for the Canajoharie facility restructuring is as follows:

             Balance at December 31, 2006                 $ --
                         Provision                          709
                         Adjustments                       (113)
                         Payments                          (588)
                                                          -----
             Balance at September 30, 2007                $   8
                                                          =====

During the second quarter of 2007, the Company recorded an impairment loss of $804 related to the Canajoharie facility which has been included within selling and administrative expenses in the accompanying consolidated statements of operations. The impairment loss was based upon a current market valuation of the property. The Company has classified the Canajoharie facility as an asset held for sale in the accompanying consolidated balance sheet as of September 30, 2007.

11. RELATED PARTY TRANSACTIONS

On January 27, 2005, DLI Holding Corp. entered into a financial advisory agreement with Kelso to provide consulting and advisory services to the Company in exchange for fees of $1,200 per year, plus out of pocket expenses, commencing on that date with a term ending on the date on which Kelso and its affiliates ceases to own any share of common stock of the Company. The Company has recorded fees of $900 during the nine months ended September 30, 2007 and 2006, respectively, and as of September 30, 2007, the Company has accrued $2,700 for fees relating to 2007, 2006 and the 2005 Successor Period.


12. COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) were as follows:

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------         -------------
                                             2007       2006      2007       2006
                                             ----       ----      ----       ----
                                                      Restated              Restated

Net earnings (loss)                        $ 1,906    $   225    $ 3,839    $(5,218)
Other comprehensive income
   Foreign currency translation gain           449         14        733        681
   Change in fair value of interest rate
     Collar, net of taxes                     (199)      (419)      (157)       (41)
                                           -------    -------    -------    -------

Total comprehensive income (loss)          $ 2,156    $  (180)   $ 4,415    $(4,578)
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


                                        Three Months Ended        Nine Months Ended
                                        ------------------        -----------------
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                         2007         2006         2007         2006
                                      ---------    ---------    ---------    ---------
                                                   (Restated)                (Restated)
Net sales:
   Cosmetic                           $  89,103    $  88,139    $ 266,703    $ 251,331
   Pharmaceutical                        27,704       22,761       76,156       64,727
                                      ---------    ---------    ---------    ---------
   Consolidated                       $ 116,807    $ 110,900    $ 342,859    $ 316,058
                                      =========    =========    =========    =========

Operating income (1):
   Cosmetic                           $   3,590    $   3,907    $  15,808    $   8,468
   Pharmaceutical                         8,312        5,789       18,603       10,633
                                      ---------    ---------    ---------    ---------
   Consolidated                          11,902        9,696       34,411       19,101

Other income (expense):
   Interest expense, net                 (9,405)      (9,385)     (28,281)     (27,659)
   Other income (expense), net              689           43        1,911          335
                                      ---------    ---------    ---------    ---------
Earnings (loss) before income taxes   $   3,186    $     354    $   8,041    $  (8,223)
                                      =========    =========    =========    =========

Depreciation and amortization:
   Cosmetic                           $   2,984    $   2,985    $   9,794    $   9,013
   Pharmaceutical                           759          807        2,447        2,386
                                      ---------    ---------    ---------    ---------
   Consolidated                       $   3,743    $   3,792    $  12,241    $  11,399
                                      =========    =========    =========    =========

Amortization of display fixtures:
   Cosmetic                           $   2,938    $   2,897    $   7,617    $   7,387
   Pharmaceutical                          --           --           --           --
                                      ---------    ---------    ---------    ---------

   Consolidated                       $   2,938    $   2,897    $   7,617    $   7,387
                                      =========    =========    =========    =========



(1) Operating income for the three and nine months September 30, 2007 includes severance expense of $(94) and $711, respectively, which was all charged to the Cosmetic segment. Operating income for the three and nine months ended September 30, 2006 includes severance expense of $183 and $657, respectively, which was all charged to the Cosmetic segment. The pension curtailment gain of $5,582 for the nine months ended September 30, 2007 was allocated $4,415 to the Cosmetic segment and $1,167 to the Pharmaceutical segment. The impairment loss of $804 related to the Canajoharie facility for the nine months ended September 30, 2007 was all charged to the Cosmetic segment.

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

15. PROPOSED INITIAL PUBLIC OFFERING

On August 10, 2007, as amended on September 27, 2007, DLI Holding Corp., the Company's indirect parent company, filed a registration statement on Form S-1 ("Form S-1") in respect of an offering by existing stockholders of shares of DLI Holding Corp.'s common stock. The registration statement provides for a proposed maximum aggregate offering price of $200,000 and that the shares of common stock are being sold by existing stockholders. It is currently anticipated that neither DLI Holding Corp. nor the Company will receive any of the proceeds from the sale of these shares.

16.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                                                     CONSOLIDATING BALANCE SHEET

                                                         September 30, 2007


                                                                          Guarantor      Non-Guarantor
                                                            Issuer       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                            ------       ------------    ------------    ------------   ------------
     ASSETS

Current assets:
     Cash and cash equivalents                             $   2,437       $  (1,103)      $     899       $    --        $   2,233
     Accounts receivable                                      42,990          10,356           6,482            --           59,828
     Inventories                                              84,289           8,942          12,725            (323)       105,633
     Deferred income taxes                                    24,056           5,077           1,659            --           30,792
     Assets held for sale                                        400            --              --              --              400
     Prepaid expenses and other current assets                 3,221             598           2,051            --            5,870
                                                           ---------       ---------       ---------       ---------      ---------
              Total current assets                           157,393          23,870          23,816            (323)       204,756

Property, plant and equipment, net                            33,253           1,223           4,170            --           38,646
Intercompany                                                 124,620        (106,483)        (18,137)           --             --
Intangibles arising from acquisitions, net                   165,973          84,127            --              --          250,100
Goodwill                                                      92,858          47,460           5,000            --          145,318
Other assets                                                  22,141            --             2,093            --           24,234
Note receivable                                               11,430            --              --           (11,430)          --
Deferred income taxes                                         19,712            --              --              --           19,712
                                                           ---------       ---------       ---------       ---------      ---------
              Total assets                                 $ 627,380       $  50,197       $  16,942       $ (11,753)     $ 682,766
                                                           =========       =========       =========       =========      =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                     $     124       $    --         $      73       $    --        $     197
     Accounts payable                                         31,878           3,029           2,711            --           37,618
     Accrued liabilities                                      23,404           9,822           3,991            --           37,217
                                                           ---------       ---------       ---------       ---------      ---------
              Total current liabilities                       55,406          12,851           6,775            --           75,032

Long-term debt, less current portion                         374,584            --             1,275            --          375,859
Long-term pension liability, less current portion             14,204            --              --              --           14,204
Deferred liabilities                                           1,342            --              --              --            1,342
Deferred income taxes                                         66,304          33,109             205            --           99,618
Note payable                                                    --              --            11,430         (11,430)          --
                                                           ---------       ---------       ---------       ---------      ---------
              Total liabilities                              511,840          45,960          19,685         (11,430)       566,055
                                                           ---------       ---------       ---------       ---------      ---------

Shareholders' equity:
     Common stock $.01 par value, authorized
        1,000 shares; issued 1,000 shares                       --              --              --              --             --
     Additional paid-in capital                              148,737            --                 5            --          148,742
     Accumulated other comprehensive income (loss)              (417)           --             1,414            --              997
     Accumulated deficit                                     (32,780)          4,237          (4,162)           (323)       (33,028)
                                                           ---------       ---------       ---------       ---------      ---------

              Total shareholders' equity                     115,540           4,237          (2,743)           (323)       116,711
                                                           ---------       ---------       ---------       ---------      ---------


              Total liabilities and shareholders' equity   $ 627,380       $  50,197       $  16,942       $ (11,753)     $ 682,766
                                                           =========       =========       =========       =========      =========


                                                     CONSOLIDATING BALANCE SHEET
                                                          December 31, 2006


                                                                          Guarantor      Non-Guarantor
                                                            Issuer       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                            ------       ------------    ------------    ------------   ------------
       ASSETS

Current assets:
       Cash and cash equivalents                         $     343        $    (599)       $     298        $    --       $      42
       Accounts receivable, net                             45,880            9,694            2,676             --          58,250
       Inventories                                          76,445            8,755           10,331             (469)       95,062
       Deferred income taxes                                24,008            4,955            1,032             --          29,995
       Prepaid expenses and other current assets             3,457              494            2,458             --           6,409
                                                         ---------        ---------        ---------        ---------     ---------
                Total current assets                       150,133           23,299           16,795             (469)      189,758

Property, plant and equipment, net                          39,262            1,638            3,747             --          44,647
Intercompany                                               129,931         (116,585)         (13,346)            --            --
Intangibles arising from acquisitions, net                 168,118           85,919             --               --         254,037
Goodwill                                                    92,858           47,460            5,000             --         145,318
Other assets                                                24,840                1            1,860             --          26,701
Note receivable                                             11,430             --               --            (11,430)         --
Deferred income taxes                                       25,135             --                263             --          25,398
                                                         ---------        ---------        ---------        ---------     ---------
                Total assets                             $ 641,707        $  41,732        $  14,319        $ (11,899)    $ 685,859
                                                         =========        =========        =========        =========     =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                 $     105        $    --          $      60        $    --       $     165
       Accounts payable                                     33,904            3,746            2,477             --          40,127
       Accrued liabilities                                  35,126            6,689            2,519             --          44,334
                                                         ---------        ---------        ---------        ---------     ---------
                Total current liabilities                   69,135           10,435            5,056             --          84,626

Long-term debt, less current portion                       369,105             --              1,134             --         370,239
Long-term pension liability, less current portion           19,943             --               --               --          19,943
Deferred liabilities                                         1,492             --               --               --           1,492
Deferred income taxes                                       65,964           32,356              135             --          98,455
Note payable                                                  --               --             11,430          (11,430)         --
                                                         ---------        ---------        ---------        ---------     ---------
                Total liabilities                          525,639           42,791           17,755          (11,430)      574,755
                                                         ---------        ---------        ---------        ---------     ---------

Shareholders' equity:
       Common stock $.01 par value, authorized
          1,000 shares; issued 1,000 shares                   --               --               --               --            --
       Additional paid-in capital                          146,256             --                  5             --         146,261
       Accumulated other comprehensive income (loss)          (260)            --                681             --             421
       Accumulated deficit                                 (29,928)          (1,059)          (4,122)            (469)      (35,578)
                                                         ---------        ---------        ---------        ---------     ---------

           Total shareholders' equity                      116,068           (1,059)          (3,436)            (469)      111,104
                                                         ---------        ---------        ---------        ---------     ---------


           Total liabilities and shareholders' equity    $ 641,707        $  41,732        $  14,319        $ (11,899)    $ 685,859
                                                         =========        =========        =========        =========     =========


                                                CONSOLIDATING STATEMENT OF OPERATIONS
                                                Three Months Ended September 30, 2007


                                                               Guarantor      Non-Guarantor
                                               Issuer         Subsidiaries    Subsidiaries      Eliminations      Consolidated
                                               ------         ------------    ------------      ------------      ------------

Net sales                                     $  77,134         $  26,001        $  13,672         $    --           $ 116,807

Cost of goods sold                               43,470             6,997            7,680              (102)           58,045
                                              ---------         ---------        ---------         ---------         ---------

Gross profit                                     33,664            19,004            5,992               102            58,762

Selling and administrative expenses              32,225             8,829            5,900              --              46,954
Severance expenses                                  (94)             --               --                --                 (94)
                                              ---------         ---------        ---------         ---------         ---------

     Operating income                             1,533            10,175               92               102            11,902

Other income (expense):
     Interest expense, net                       (9,327)              112             (190)             --              (9,405)
     Other income, net                               93                38              558              --                 689
                                              ---------         ---------        ---------         ---------         ---------

Earnings (loss) before income taxes              (7,701)           10,325              460               102             3,186
Provision for (benefit from) income taxes        (2,893)            4,048              125              --               1,280
                                              ---------         ---------        ---------         ---------         ---------

     Net earnings (loss)                      $  (4,808)        $   6,277        $     335         $     102         $   1,906
                                              =========         =========        =========         =========         =========


                                                CONSOLIDATING STATEMENT OF OPERATIONS
                                                Three Months Ended September 30, 2006
                                                              Restated

                                                               Guarantor         Non-Guarantor
                                               Issuer         Subsidiaries       Subsidiaries       Eliminations      Consolidated
                                               ------         ------------       ------------       ------------      ------------

Net sales                                      $  76,976        $  21,915          $  12,585          $    (576)         $ 110,900

Cost of goods sold                                46,479            6,282              5,897               (402)            58,256
                                               ---------        ---------          ---------          ---------          ---------

Gross profit                                      30,497           15,633              6,688               (174)            52,644

Selling and administrative expenses               21,967           16,282              5,510               --               43,759
Gain on pension curtailment                         (994)            --                 --                 --                 (994)
Severance expenses                                   183             --                 --                 --                  183
                                               ---------        ---------          ---------          ---------          ---------

     Operating income (loss)                       9,341             (649)             1,178               (174)             9,696

Other income (expense):
     Interest expense, net                        (9,331)            --                  (54)              --               (9,385)
     Other income, net                                21                1                 21               --                   43
                                               ---------        ---------          ---------          ---------          ---------

Earnings (loss) before income taxes                   31             (648)             1,145               (174)               354
Provision for (benefit from) income taxes         (1,668)            (522)             2,319               --                  129
                                               ---------        ---------          ---------          ---------          ---------

     Net earnings (loss)                       $   1,699        $    (126)         $  (1,174)         $    (174)         $     225
                                               =========        =========          =========          =========          =========


                                                CONSOLIDATING STATEMENT OF OPERATIONS
                                                Nine Months Ended September 30, 2007

                                                              Guarantor         Non-Guarantor
                                               Issuer         Subsidiaries       Subsidiaries     Eliminations      Consolidated
                                               ------         ------------       ------------     ------------      ------------

Net sales                                     $ 236,603         $  72,037        $  34,219         $    --           $ 342,859

Cost of goods sold                              132,834            20,304           17,790              (146)          170,782
                                              ---------         ---------        ---------         ---------         ---------

Gross profit                                    103,769            51,733           16,429               146           172,077

Selling and administrative expenses              83,771            41,742           17,139              --             142,652
Gain on pension curtailment                      (5,582)             --               --                --              (5,582)
Severance expenses                                  711              --               --                --                 711
Gain on sale of property                           (115)             --               --                --                (115)
                                              ---------         ---------        ---------         ---------         ---------

     Operating income (loss)                     24,984             9,991             (710)              146            34,411

Other income (expense):
     Interest expense, net                      (27,981)              337             (637)             --             (28,281)
     Other income, net                              155                60            1,696              --               1,911
                                              ---------         ---------        ---------         ---------         ---------

Earnings (loss) before income taxes              (2,842)           10,388              349               146             8,041
Provision for (benefit from) income taxes          (258)            4,071              389              --               4,202
                                              ---------         ---------        ---------         ---------         ---------

     Net earnings (loss)                      $  (2,584)        $   6,317        $     (40)        $     146         $   3,839
                                              =========         =========        =========         =========         =========


                                                CONSOLIDATING STATEMENT OF OPERATIONS
                                                Nine Months Ended September 30, 2006
                                                              Restated

                                                              Guarantor         Non-Guarantor
                                               Issuer         Subsidiaries       Subsidiaries     Eliminations      Consolidated
                                               ------         ------------       ------------     ------------      ------------

Net sales                                   $ 223,338          $  61,382         $  31,914          $    (576)         $ 316,058

Cost of goods sold                            130,246             18,279            16,390               (402)           164,513
                                            ---------          ---------         ---------          ---------          ---------

Gross profit                                   93,092             43,103            15,524               (174)           151,545

Selling and administrative expenses            76,553             41,417            14,852               --              132,822
Gain on pension curtailment                      (994)              --                --                 --                 (994)
Severance expenses                                657               --                --                 --                  657
Gain on sale of property                          (41)              --                --                 --                  (41)
                                            ---------          ---------         ---------          ---------          ---------

     Operating income (loss)                   16,917              1,686               672               (174)            19,101

Other income (expense):
     Interest expense, net                    (27,471)              --                (188)              --              (27,659)
     Other income, net                             15                  8               312               --                  335
                                            ---------          ---------         ---------          ---------          ---------

Earnings (loss) before income taxes           (10,539)             1,694               796               (174)            (8,223)
Provision for (benefit from) income taxes      (5,802)               577             2,220               --               (3,005)
                                            ---------          ---------         ---------          ---------          ---------

     Net earnings (loss)                    $  (4,737)         $   1,117         $  (1,424)         $    (174)         $  (5,218)
                                            =========          =========         =========          =========          =========



                                                CONSOLIDATING STATEMENT OF CASH FLOWS
                                                Nine Months Ended September 30, 2007


                                                                   Guarantor        Non-Guarantor
                                                    Issuer        Subsidiaries      Subsidiaries     Eliminations      Consolidated
                                                    ------        ------------      ------------     ------------      ------------
Cash flows from operating activities:
Net earnings (loss)                                $ (2,584)        $  6,317         $    (40)        $    146         $  3,839
Adjustments to reconcile net earnings
  (loss) to net cash provided by (used in)
  operating activities:
Depreciation and amortization                         9,452            2,510              239               40           12,241
Amortization of display fixtures                      6,450             --              1,167             --              7,617
Amortization of deferred financing fees
  and original issue discount                         2,220             --               --               --              2,220
Non-cash stock compensation                           3,077             --               --               --              3,077
Deferred income taxes                                 5,968             (390)             (80)            --              5,498
Provision for excess and slow
  moving inventory                                    9,020            1,093            1,356             --             11,469
Recovery from doubtful accounts                         (14)            --               --               --                (14)
Gain on pension curtailment                          (5,582)            --               --               --             (5,582)
Loss on asset impairment                                804             --               --               --                804
Gain on sale of property                               (115)            --               --               --               (115)
Other non-cash operating items                         --               --             (1,348)            --             (1,348)
Changes in operating assets and liabilities:
      Accounts receivable                             2,904             (662)          (3,138)            --               (896)
      Inventories                                   (16,863)          (1,280)          (2,128)            (146)         (20,417)
      Prepaid expenses and other current assets         236             (104)             548             --                680
      Other assets                                   (7,321)               1             (479)            --             (7,799)
      Accounts payable                               (2,027)            (717)            (127)            --             (2,871)
      Accrued liabilities                            (9,431)           3,133              938             --             (5,360)
      Pension liability (net)                        (2,526)            --               --               --             (2,526)
      Deferred liabilities                             (203)            --               --               --               (203)
      Intercompany receivables / payables             6,175          (10,102)           3,707              220             --
                                                   --------         --------         --------         --------         --------

        Net cash provided by (used in)
            operating activities                       (360)            (201)             615              260              314
                                                   --------         --------         --------         --------         --------

Cash flows provided by (used in)
  investing activities:
      Proceeds from sale of property                  3,439             --               --               --              3,439
      Property, plant and equipment additions        (5,293)            (303)             (52)            --             (5,648)
                                                   --------         --------         --------         --------         --------

        Net cash used in investing activities        (1,854)            (303)             (52)            --             (2,209)
                                                   --------         --------         --------         --------         --------

Cash flows provided by (used in)
  financing activities:
      Principal borrowings under revolving
            credit facility, net                      5,000             --               --               --              5,000
      Principal payments under mortgage                --               --                (44)            --                (44)
      Distribution to DLI Holding Corp.              (2,020)            --               --               --             (2,020)
      Contributed capital                             1,425             --               --               --              1,425
      Payment of capital lease obligations              (97)            --               --               --                (97)
                                                   --------         --------         --------         --------         --------

        Net cash provided by (used in)
            financing activities                      4,308             --                (44)            --              4,264
                                                   --------         --------         --------         --------         --------

Effect of exchange rate changes on cash                --               --                 82             (260)            (178)
                                                   --------         --------         --------         --------         --------

Net increase (decrease) in cash and
  cash equivalents                                    2,094             (504)             601             --              2,191

Cash and cash equivalents at
  beginning of period                                   343             (599)             298             --                 42
                                                   --------         --------         --------         --------         --------

Cash and cash equivalents at
  end of period                                    $  2,437         $ (1,103)        $    899         $   --           $  2,233
                                                   ========         ========         ========         ========         ========


                                                CONSOLIDATING STATEMENT OF CASH FLOWS
                                                Nine Months Ended September 30, 2006
                                                              Restated

                                                                  Guarantor        Non-Guarantor
                                                    Issuer        Subsidiaries      Subsidiaries     Eliminations      Consolidated
                                                    ------        ------------      ------------     ------------      ------------
Cash flows provided by (used in)
  operating activities:
Net earnings (loss)                              $ (4,737)        $  1,117         $ (1,424)        $   (174)        $ (5,218)
Adjustments to reconcile net earnings
  (loss) to net cash
 provided by (used in) operating activities:
Depreciation and amortization                       8,656            2,451              293               (1)          11,399
Amortization of display fixtures                    6,962             --                425             --              7,387
Amortization of deferred financing fees and
  original issue discount                           2,057             --               --               --              2,057
Non-cash stock compensation                           606             --               --               --                606
Deferred income taxes                              (4,470)             739             --               --             (3,731)
Provision for excess and slow
  moving inventory                                  6,483              811            1,385             --              8,679
Provision for doubtful accounts                        69              (64)            --               --                  5
Gain on pension curtailment                          (994)            --               --               --               (994)
Gain on sale of property                              (97)            --               --               --                (97)
Other non-cash operating items                       --               --               (266)            --               (266)
Changes in operating assets and liabilities:
      Accounts receivable                             921              209           (2,182)            --             (1,052)
      Inventories                                   5,808             (585)             666              174            6,063
      Prepaid expenses and other current assets        92              (95)           1,004             --              1,001
      Other assets                                 (7,702)              (1)          (1,061)            --             (8,764)
      Accounts payable                             (6,356)            (352)           1,202             --             (5,506)
      Accrued liabilities                             400             (244)             647             --                803
      Pension liability (net)                        (607)            --               --               --               (607)
      Deferred liability                              463             --               --               --                463
      Intercompany receivables / payables           4,045           (4,105)             (56)             116             --
                                                 --------         --------         --------         --------         --------

        Net cash provided by (used in)
            operating activities                   11,599             (119)             633              115           12,228
                                                 --------         --------         --------         --------         --------

Cash flows provided by (used in)
  investing activities:
      Proceeds from sale of property                  707             --               --               --                707
      Property, plant and equipment additions      (4,486)            (247)             (41)            --             (4,774)
                                                 --------         --------         --------         --------         --------

        Net cash used in investing activities      (3,779)            (247)             (41)            --             (4,067)
                                                 --------         --------         --------         --------         --------

Cash flows provided by (used in)
  financing activities:
      Principal borrowings under revolving
            credit facility, net                   (5,000)            --               --               --             (5,000)
      Principal payments under mortgage              --               --                (44)            --                (44)
      Payment of deferred financing fees             (758)            --               --               --               (758)
      Contributed capital                              40             --               --               --                 40
      Payment of capital lease obligations            (95)            --               --               --                (95)
                                                 --------         --------         --------         --------         --------

        Net cash used in financing activities      (5,813)            --                (44)            --             (5,857)
                                                 --------         --------         --------         --------         --------

Effect of exchange rate changes on cash              --               --                244             (115)             129
                                                 --------         --------         --------         --------         --------

Net increase (decrease) in cash and
  cash equivalents                                  2,007             (366)             792             --              2,433

Cash and cash equivalents at
  beginning of period                               1,862             (434)           1,174             --              2,602
                                                 --------         --------         --------         --------         --------

Cash and cash equivalents at
  end of period                                  $  3,869         $   (800)        $  1,966         $   --           $  5,035
                                                 ========         ========         ========         ========         ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading developer, manufacturer and marketer of cosmetics and OTC pharmaceuticals. The Company operates in two segments: cosmetics and pharmaceuticals. The Company's cosmetic business, which accounted for approximately 78% of net sales for the first nine months of 2007, is principally focused on nail color, nail treatment, bleaches and depilatories, beauty implements and value cosmetics. The Company's OTC pharmaceuticals business, which accounted for approximately 22% of net sales for the first nine months of 2007, is principally focused on oral analgesics, children's toothpaste and sore throat relief and specialty OTC products.

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

In the United States, the Company primarily sells its products to mass merchandisers such as Wal-Mart and Target, major drug store chains such as Walgreens, CVS and Rite-Aid, and select food retailers. Internationally, the Company has direct operations in Canada, the United Kingdom, Puerto Rico and Mexico and sells its products through distributors, licensees and joint venture relationships in approximately 60 countries. The Company's international business accounted for approximately 17.5% of net sales in the first nine months of 2007.

The information below for the three months and nine months ended September 30, 2006 has been adjusted to reflect the restatement of the Company's financial results which is more fully described in Note 3, "Restatements" in the Notes to the Consolidated Financial Statements.

As previously disclosed, the Company was unable to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by the required filing date of May 15, 2007 as the Company determined that it was necessary to re-evaluate its customer liabilities pertaining to reserves required for future sales returns and allowances and markdowns. The Company completed this re-evaluation and concluded that immaterial adjustments were required to previously reported amounts and made such corrections through an adjustment (increase) to its customer liability reserves of $0.2 million in the quarter ended March 31, 2007.


RECENT DEVELOPMENTS

PROPOSED INITIAL PUBLIC OFFERING

On August 10, 2007, as amended on September 27, 2007, DLI Holding Corp., the Company's indirect parent company, filed a registration statement on Form S-1 in respect of an offering by existing stockholders of shares of DLI Holding Corp.'s common stock. The registration statement provides for a proposed maximum aggregate offering price of $200 million and that the shares of common stock are being sold by existing stockholders. It is currently anticipated that neither DLI Holding Corp. nor the Company will receive any of the proceeds from the sale of these shares.

         The Form S-1 registration statement for DLI Holding Corp.'s proposed public offering is being reviewed by the Staff of the SEC (the "SEC Staff"). Comments made by the SEC Staff on the Form S-1, including with respect to the accounting matter described below, may require the Company to restate or reclassify its historical consolidated financial statements previously filed with the SEC and this Quarterly Report on Form 10-Q.

In 2007, the Company reclassified reserves for future markdowns and other related reserves for customer liabilities previously included in accrued liabilities in the Company's consolidated balance sheets as a reduction of accounts receivable to be consistent with the classification of reserves for future sales returns and certain other reserves for customer liabilities. The SEC Staff has asked for a confirmation that the classification of such reserves complies with FASB Interpretation No. 39. While the Company believes that its accounting is correct, if the Company is required to change the classification of these reserves as a result of the SEC Staff's comment, the Company would need to restate or reclassify its historical consolidated balance sheets to reflect these reserves as liabilities instead of as a reduction of accounts receivable. As of September 30, 2007 and December 31, 2006, reserves for customer liabilities aggregated $41.3 million and $41.6 million, respectively.

STOCK PURCHASE

On May 18, 2007, certain of the Company's key employees and an advisor purchased a total of 40,711 shares of the common stock of DLI Holding Corp. for an aggregate purchase price of $1.4 million or $35 per share. The Company recorded a non-cash compensation charge of $2.5 million relating to these transactions during the second quarter of 2007. The charge was calculated using the difference between an estimated initial public offering price of DLI Holding Corp. common stock and the price per share paid by the employees and the advisor. The following named executive officers purchased shares: Charles J. Hinkaty (5,714 shares); Joseph Sinicropi (4,286 shares); Cary C. Newman (2,858 shares); and Shawn Smith (3,000 shares).

The Company determined the fair value of its common stock, for option valuation purposes, utilizing a combination of a market approach and an income approach. The market approach employed a market multiple methodology as well as a comparable transaction methodology, both of which were based on multiples of adjusted EBITDA. The income approach employed a discounted cash flow methodology which included assumptions about future operating performance, and appropriate discount rates and growth rates. The final valuation was calculated by a weighting of the three methodologies with the equity value being determined primarily on the basis of the discounted cash flow methodology. As of December 31, 2005 and 2006, the fair market value of the Company's common stock was determined to be $35 and $50 per share, respectively. The price paid per share by the employees and the advisor of $35 per share was based on the estimated fair market value of $50 per share as of December 31, 2006 discounted for a lack of control and marketability. The estimated initial public offering price of DLI Holding common stock of $95.36 per share was determined utilizing a forward looking market multiple methodology.

OPERATIONAL INITIATIVES

In addition to the Company's focus on realizing cost savings, the Company is committed to improving the efficiency of its operations. In mid-2005, the Company engaged Synergetics Installations Worldwide, Inc. ("Synergetics"), a leading management consulting firm specializing in providing supply chain management advice to manufacturing companies, to assist the Company in realizing previously identified cost savings as well as identifying and implementing additional cost saving opportunities. The Company has substantially completed the implementation of sales and operational process initiatives designed to improve sales forecasting, demand planning and production scheduling, the efficiency level of the manufacturing facilities, and the process of identifying, evaluating and selling promotional products. The Company anticipated incremental annual cost savings in 2007 of approximately $6.0 million, which have been achieved as of September 30, 2007. The Company incurred consulting fees and implementation costs associated with its 2005 and 2006 cost savings activities of approximately $1.2 million and $3.7 million, respectively.

In December 2006, senior management and certain members of the Board of Directors approved a revised strategic plan for the Company. This plan was designed to enhance the value of the Company's SALLY HANSEN and ORAJEL brands, including the hiring of an outside advertising agency for the cosmetic segment (previously an in-house function) and a corresponding plan to increase national advertising and marketing expenditures for both brands. The strategic plan also focused on increasing the cosmetic segment's international business through the addition of new distributors primarily in Europe and Asia and increasing ORAJEL'S share of the children's category through incremental innovative product launches and the use of licensed children's characters. Lastly, the plan focused on realizing additional cost savings through the closing of the Canajoharie facility and the amendment of the Employees' Pension Plan, as discussed below.

The Company incurred higher advertising and marketing related expenses of approximately $4.0 million during the nine months ended September 30, 2007 to enhance brand value. The Company believes that these increased expenditures contributed to the Company's increase in sales for both the cosmetic and pharmaceutical segments as well as the growth in market share of the SALLY HANSEN and ORAJEL brands. The Company's increased focus on the cosmetic segment's international business resulted in an increase in international net sales of $6.7 million or 13.9% compared to the prior year comparable period. The Company estimates that cost savings attributable to the closure of the Canajoharie facility will approximate $0.5 million annually, beginning in the fourth quarter of 2007. The Company estimates that costs savings achieved as a result of the amendment of the Employees' Pension Plan, as discussed below, were approximately $1.7 million for the nine months ended September 30, 2007.

In connection with these initiatives, the Company undertook a process to evaluate its product mix, required inventory levels to support the service level demands of its customers and the appropriateness of its inventory reserves, in relation to the revised strategic plan. This evaluation addressed the usage of existing inventory either within current products, or through the production and sale of promotional inventory or special products. As a result, in the fourth quarter of 2006, the Company recorded a $25.1 million charge to cost of goods sold to reflect the change in estimate of its reserves for excess and slow moving inventory. In determining the amount of the additional reserve, management considered a number of factors, including, in particular, the impact of the Company (i) exiting non-core product lines, (ii) refining its sales forecasting and demand planning activities, (iii) increasing the volume of finished goods produced at third parties which hindered the usefulness of existing inventory components, (iv) incurring increasing losses on the disposition of certain slow moving products and (v) experiencing changes in market conditions for close-out inventory product offerings.

Provisions for excess and slow moving inventories for the three months ended September 30, 2007 and 2006 were $4.6 million and $4.1 million, respectively. Provisions for excess and slow moving inventories for the nine months ended September 30, 2007 and 2006 were $11.5 million and $8.7 million, respectively. Inventory reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, the timing of new product introductions, customer inventory levels, retailer consolidations, fashion - oriented color cosmetic trends or competitive conditions differ from expectations. However, once established, a reserve is not reduced or eliminated until the related inventory has been disposed of.

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

(b) The redesigning of the 401(k) Plan, effective on April 2, 2007, including the following material changes: (i) automatic enrollment for all eligible employees; (ii) Company matching contributions of 100% of an employee's contributions up to 3% of eligible compensation, and 50% of the next 2% contributed; and (iii) an additional automatic contribution of 3% of eligible compensation for employees who as of April 1, 2007, were at least 50 years of age and had 10 or more years of vesting service.

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


CLOSING OF THE MANUFACTURING ACTIVITIES AT THE CANAJOHARIE FACILITY

On February 12, 2007, the Company announced plans to transfer the manufacturing activities performed at its facility in Canajoharie, New York to independent contractors in North Carolina. The transfer resulted in the termination of approximately 71 employees, which was conducted in phases which began in mid April 2007, and was completed as of June 30, 2007. During the second quarter of 2007, the Company recorded an impairment loss of $0.8 million related to the Canajoharie facility and is currently listing the facility for sale. Pursuant to the Company's formal severance policy, a charge of $0.6 million for severance costs and related benefits was recorded during the first nine months of 2007 in accordance with SFAS No. 112. Additional severance benefits earned for future services by employees being terminated were recognized as a charge in the consolidated financial statements as such severance benefits were earned. As of September 30, 2007, all employees have been terminated and $0.6 million in severance benefits have been paid.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006 (RESTATED)

The following table sets forth the Company's results of operations for the three months ended September 30, 2007 and 2006. See Note 3 to the Notes to the Consolidated Financial Statements for additional information related to the restatements.

                                                Three months ended September 30,
                                                        2007             2006
                                                     ---------        ---------
                                                                      (Restated)
                                                               ($000)
Net Sales
      Cosmetic segment                               $  89,103        $  88,139
      Pharmaceutical segment                            27,704           22,761
                                                     ---------        ---------
Total net sales                                        116,807          110,900

Cost of goods sold                                      58,045           58,256
                                                     ---------        ---------

Gross profit                                            58,762           52,644

Selling and administrative expenses                     46,954           43,759
Gain on pension curtailment                               --               (994)
Severance expenses                                         (94)             183
                                                     ---------        ---------


Operating income                                        11,902            9,696

Other income (expense):
    Interest expense, net                               (9,405)          (9,385)
    Other income, net                                      689               43
                                                     ---------        ---------

Earnings before income taxes                             3,186              354
Provision for income taxes                               1,280              129
                                                     ---------        ---------
Net earnings                                         $   1,906        $     225
                                                     =========        =========

The Company's net sales for the three months ended September 30, 2007 were $116.8 million, an increase of $5.9 million, or 5.3% compared to net sales of $110.9 million for the three months ended September 30, 2006.

The cosmetic segment of the business generated net sales for the three months ended September 30, 2007 of $89.1 million, an increase of $1.0 million, or 1.1% compared to net sales of $88.1 million for the three months ended September 30, 2006. Excluding the impact of foreign currency translation, net sales in the cosmetic segment would have increased $0.4 million or 0.4%. Net sales increased primarily due to higher shipments of SALLY HANSEN nail color, bleaches and depilatories and implements of $8.3 million, partially offset by lower international net sales of $0.7 million (a 3.7% decrease from 2006) and higher returns and promotional allowances of $4.6 million. International sales were impacted by declining volume at a major Canadian customer and the timing of shipments to international distributors. The increase in returns and allowances primarily reflects a change in the estimate for future anticipated customer deductions of approximately $2.4 million.

As reported by IRI, the SALLY HANSEN brand remains the number one brand in the mass market nail care category with a 24.1% share of market for the twelve weeks ended October 7, 2007 up from 22.5% in the prior year comparable period. In nail color, the SALLY HANSEN brand has the number one market share position with a 41.8% share of market. SALLY HANSEN has the number one market share position in nail treatment with a 43.6% share of market. The Company has the number one market share position in bleaches and depilatories with a 33.0% share of market. SALLY HANSEN/LA CROSS has the number two branded market share position in nail and beauty implements with a 14.3% share of market. Prior to 2007, the Company's market positions and market share data for the cosmetics business were derived from information reported by the AC Nielsen business of the Nielsen Company B.V., or "ACNielsen." Beginning in 2007, the Company began to derive its market positions and market share data from information provided by IRI in order to use one consistent source of information for the Company's cosmetics and pharmaceuticals businesses, and the Company also refined the cosmetic category segment definitions. Accordingly, market share data for the cosmetics business for periods prior to 2007 has been changed from previously reported amounts.

The OTC pharmaceutical segment of the business generated net sales for the three months ended September 30, 2007 of $27.7 million, an increase of $4.9 million, or 21.7% compared to net sales of $22.8 million for the three months ended September 30, 2006. Net sales increased primarily due to higher shipments of the ORAJEL oral analgesics and children's toothpaste product lines of $1.4 million, higher shipments of GENTLE NATURALS infant care products of $0.5 million, higher shipments of niche product lines of $0.6 million and a decrease in returns and other deductions of $2.4 million. The decrease in returns and allowances primarily reflects a change in the estimate for future anticipated customer deductions of approximately $2.2 million. The impact of foreign currency translation on the OTC pharmaceutical segment's net sales was not material. As reported by IRI, ORAJEL, the core brand of the OTC pharmaceutical segment, increased its leadership position in the oral analgesics category to a 37.8% share of market for the twelve weeks ended October 7, 2007, up from 34.3% for the comparable prior year period.

Cost of goods sold for the three months ended September 30, 2007 was $58.0 million, or 49.7% of net sales compared to $58.3 million or 52.5% of net sales for the three months ended September 30, 2006. This decrease as a percentage of net sales reflects estimated cost savings of $2.9 million achieved as a result of continued operational improvements and an estimated $1.9 million benefit relating to the mix of products sold, offset by the impact of increased returns and promotional allowances on net sales and an increase of $0.5 million in the provision for excess and slow moving inventory. Cost of goods sold for the three months ended September 30, 2006 included approximately $1.8 million, or 1.7% of net sales related to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility which were recorded according to the provisions of SFAS No. 151.

Gross margin for three months ended September 30, 2007 was $58.8 million or 50.3% of net sales, an increase of $6.2 million, or 11.6% compared to gross margin of $52.6 million or 47.5% of net sales for the three months ended September 30, 2006. The cosmetic segment of the business generated a gross margin of $38.5 million or 43.2% of net sales for the three months ended September 30, 2007, an increase of $2.3 million, or 6.1% compared to a gross margin of $36.2 million or 41.1% of net sales for the three months ended September 30, 2006. Gross margin increased primarily due to higher sales volume, improved product mix, lower promotional activity and operational cost savings as discussed above, partially offset by the impact of increased returns and promotional allowances on net sales. The pharmaceutical segment of the business generated a gross margin of $20.3 million or 73.3% of net sales for the three months ended September 30, 2007, an increase of $3.9 million or 23.7% compared to a gross margin of $16.4 million or 72.1% of net sales for the three months ended September 30, 2006. The increase in gross margin was due primarily to higher net sales and operational cost savings as discussed above.

Selling and administrative expenses for the three months ended September 30, 2007 were $47.0 million, or 40.2% of net sales compared to $43.8 million or 39.5% of net sales for the three months ended September 30, 2006. The increase in selling and administrative expenses for 2007 as compared to 2006 is primarily due to $1.1 million of fees and expenses related to the Form S-1 filings, $1.8 million of increased advertising and other marketing related expenses incurred to enhance brand value and general increases in administrative and distribution expenses of $0.9 million to support the increase in sales volume, partially offset by $0.7 million of non-recurring consulting fees and expenses associated with Synergetics incurred in 2006.

Included in selling and administrative expenses for the three months ended September 30, 2007 and 2006 is compensation expense of $115 and $45, respectively, relating to the granting of service options. The weighted-average grant date fair value of service options granted during the three months ended September 30, 2007 and 2006 was $32.48 and $12.39, respectively. The fair value of each service option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in the calculations for the three months ended September 30, 2007 and 2006, respectively: dividend yield 0% and 0%; expected life of 3.0 and 3.5 years; risk free rate 4.90% and 4.85%; and expected volatility of 42.5% and 45%. Service options granted during the three months ended September 30, 2007 and 2006 were granted at an exercise price of $95.36 per share and $35 per share, respectively.

Severance expenses for the three months ended September 30, 2007 primarily represent adjustments recorded to the initial accrual related to the cessation of manufacturing activities at the Canajoharie facility.

Operating income for the three months ended September 30, 2007 was $11.9 million or 10.2% of net sales, an increase of $2.2 million, or 22.7% compared to operating income of $9.7 million or 8.7% of net sales for the three months ended September 30, 2006. The cosmetic segment of the business generated operating income of $3.6 million or 4.0% of net sales for the three months ended September 30, 2007, a decrease of $0.3 million or 8.1% compared to operating income of $3.9 million or 4.4% of net sales for the three months ended September 30, 2006. Operating income decreased despite an increased gross margin, due to higher advertising costs incurred to drive brand value and costs incurred in connection with the Form S-1 filings of which $0.6 million were charged to the cosmetic segment. The pharmaceutical segment of the business generated operating income of $8.3 million or 30.0% of net sales for the three months ended September 30, 2007, an increase of $2.5 million, or 43.6% compared to operating income of $5.8 million or 25.4% of net sales for the three months ended September 30, 2006. Operating income increased primarily due to higher gross margin as discussed above, partially offset by higher selling and administrative expenses.

Net interest expense for the three months ended September 30, 2007 and 2006 of $9.4 million was primarily attributable to interest incurred on the Senior Secured Notes (as defined herein), the Senior Subordinated Notes (as defined herein) and the ABL Credit Facility.

Other income primarily represents foreign currency gains on U.S. dollar denominated intercompany balances due principally to the strengthening of the Canadian dollar.

Income tax expense for the three months ended September 30, 2007 of $1.3 million was based on the Company's expected effective tax rate of 40.3% for the year ending December 31, 2007. Income tax expense for the three months ended September 30, 2006 of $0.1 million was based on the Company's effective tax rate of 36.5% for year ended December 31, 2006. The increase in the effective income tax rate is primarily due to a greater impact of projected permanent items on foreign book income as compared to the previous year.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006 (RESTATED)

The following table sets forth the Company's results of operations for the nine months ended September 30, 2007 and 2006. See Note 3 to the Notes to the Consolidated Financial Statements for additional information related to the restatements.

                                                 Nine months ended September 30,
                                                          2007           2006
                                                       ---------      ---------
                                                                      (Restated)
                                                                 ($000)
Net Sales
      Cosmetic segment                                 $ 266,703      $ 251,331
      Pharmaceutical segment                              76,156         64,727
                                                       ---------      ---------
Total net sales                                          342,859        316,058

Cost of goods sold                                       170,782        164,513
                                                       ---------      ---------

Gross profit                                             172,077        151,545

Selling and administrative expenses                      142,652        132,822
Gain on pension curtailment                               (5,582)          (994)
Severance expenses                                           711            657
Gain on sale of property                                    (115)           (41)
                                                       ---------      ---------

Operating income                                          34,411         19,101

Other income (expense):
    Interest expense, net                                (28,281)       (27,659)
    Other income, net                                      1,911            335
                                                       ---------      ---------

Earnings (loss) before income taxes                        8,041         (8,223)
Provision for (benefit from) income taxes                  4,202         (3,005)
                                                       ---------      ---------
Net earnings (loss)                                    $   3,839      $  (5,218)
                                                       =========      =========

The Company's net sales for the nine months ended September 30, 2007 were $342.9 million, an increase of $26.8 million, or 8.5% compared to net sales of $316.1 million for the nine months ended September 30, 2006.

The Cosmetic segment of the business generated net sales for the nine months ended September 30, 2007 of $266.7 million, an increase of $15.4 million, or 6.1% compared to net sales of $251.3 million for the nine months ended September 30, 2006. Excluding the impact of foreign currency translation, net sales in the cosmetic segment would have increased $14.8 million or 5.9%. Net sales increased primarily due to higher shipments of SALLY HANSEN nail color and bleaches and depilatories of $16.8 million and higher international net sales of $6.7 million (a 13.9% increase over 2006), partially offset by higher sales returns, promotional allowances and other deductions of $8.8 million, primarily reflecting higher sales volume and incremental allowances.

As reported by IRI, the SALLY HANSEN brand remains the number one brand in the mass market nail care category with a 24.3% share of market, year to date through October 7, 2007, up from 22.7% in the prior year comparable period. In nail color, the SALLY HANSEN brand has the number one market share position with a 41.5% share of market. SALLY HANSEN has the number one market share position in nail treatment with a 45.2% share of market. The Company has the number one market share position in bleaches and depilatories with a 33.4% share of market. SALLY HANSEN/LA CROSS has the number two branded market share position in nail and beauty implements with a 14.4% share of market.

The OTC pharmaceutical segment of the business generated net sales for the nine months ended September 30, 2007 of $76.2 million, an increase of $11.5 million, or 17.7% compared to net sales of $64.7 million for the nine months ended September 30, 2006. Net sales increased primarily due to higher shipments of the ORAJEL oral analgesics and children's toothpaste product lines of $5.5 million, higher shipments of GENTLE NATURALS infant care products of $2.3 million, higher shipments in niche product lines of $0.6 million and lower sales returns and other deductions of $2.7 million. The impact of foreign currency translation on the OTC pharmaceutical segment's net sales was not material. As reported by IRI, ORAJEL, the core brand of the pharmaceutical segment, increased its leadership position in the oral analgesics category to a 35.4% share of market, year to date through October 7, 2007, up from 33.1% in the prior year comparable period.

Cost of goods sold for the nine months ended September 30, 2007 was $170.8 million, or 49.8% of net sales compared to $164.5 million or 52.1% of net sales for the nine months ended September 30, 2006. This decrease as a percentage of net sales reflects estimated cost savings of $6.1 million achieved as a result of continued operational improvements and an estimated $3.7 million benefit relating to the mix of products sold, offset by an increase in the provision for excess and slow moving inventory of $2.8 million, primarily within the cosmetic segment, and the impact of promotional allowances and other deductions on net sales. Cost of goods sold for the nine months ended September 30, 2006 included approximately $4.4 million, or 1.4% of net sales related to unabsorbed overhead costs in connection with the closure of the Little Falls manufacturing facility which were recorded according to the provisions of SFAS No. 151.

Gross margin for nine months ended September 30, 2007 was $172.1 million or 50.2% of net sales, an increase of $20.6 million, or 13.5% compared to gross margin of $151.6 million or 47.9% of net sales for the nine months ended September 30, 2006. The cosmetic segment of the business generated a gross margin of $117.1 million or 43.9% of net sales for the nine months ended September 30, 2007, an increase of $11.4 million, or 10.8% compared to a gross margin of $105.7 million or 42.0% of net sales for the nine months ended September 30, 2006. Gross margin increased primarily due to higher sales volume and operational cost savings as discussed above, offset by an increase in the reserve for excess and slow moving inventory and the impact of increased returns, promotional allowances and other deductions on net sales. The pharmaceutical segment of the business generated a gross margin of $55.0 million or 72.2% of net sales for the nine months ended September 30, 2007, an increase of $9.1 million or 19.8% compared to a gross margin of $45.9 million or 70.9% of net sales for the nine months ended September 30, 2006. The increase in gross margin was due primarily to higher sales volume, lower sales returns and other deductions, and operational cost savings, as discussed above.

Selling and administrative expenses for the nine months ended September 30, 2007 were $142.7 million, or 41.6% of net sales compared to $132.8 million or 42.0% of net sales for the nine months ended September 30, 2006. Included in selling and administrative expenses for the nine months ended September 30, 2007 was $2.5 million of additional non-cash stock compensation charges relating to the purchase of 40,711 shares of common stock of DLI Holding Corp. by certain of the Company's key employees and an advisor and $1.1 million of fees and expenses related to the Form S-1 filings. The increase in selling and administrative expenses, in addition to these factors, relates primarily to $4.0 million of higher advertising and other marketing related expenses incurred to enhance brand value, an increase in distribution expenses of $2.4 million to support the increase in sales volume and to improve customer service levels, an increase in professional fees of $2.4 million associated with the restatements and the delayed filings of the 2006 Annual Report on Form 10-K and the First Quarter Form 10-Q and charges associated with compliance with the Sarbanes-Oxley Act and an asset impairment charge of $0.8 million relating to the Canajoharie facility, partially offset by lower employee benefit costs of $1.7 million and $2.3 million of non-recurring consulting fees and expenses associated with Synergetics that were incurred in 2006.

Included in selling and administrative expenses for the nine months ended September 30, 2007 and 2006 is compensation expense of $284 and $266, respectively, relating to the granting of service options. The weighted-average grant date fair value of service options granted during the nine months ended September 30, 2007 and 2006 was $49.55 and $13.11, respectively. The fair value of each service option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in the calculations for the nine months ended September 30, 2007 and 2006, respectively: dividend yield 0% and 0%; expected life of 2.9 and 3.9 years; risk free rate 4.69% and 4.74%; and expected volatility of 42.5% and 45%. Service options granted through June 30, 2007 were granted at an exercise price of $50 per share while service options granted during the three months ended September 30, 2007 were granted at an exercise price of $95.36 per share. All service options granted during the nine months ended September 30, 2006 were granted at an exercise price of $35 per share.

Severance expenses for the nine months ended September 30, 2007 primarily represent charges recorded in connection with the cessation of manufacturing activities at the Canajoharie facility.

Operating income for the nine months ended September 30, 2007 was $34.4 million or 10.0% of net sales, an increase of $15.3 million, or 80.2% compared to operating income of $19.1 million or 6.0% of net sales for the nine months ended September 30, 2006. The cosmetic segment of the business generated operating income of $15.8 million or 5.9% of net sales for the nine months ended September 30, 2007, an increase of $7.3 million or 86.7% compared to operating income of $8.5 million or 3.4% of net sales for the nine months ended September 30, 2006. Operating income increased primarily due to a higher gross margin and the pension curtailment gain, of which $4.4 million was recorded in the cosmetic segment, offset by higher advertising and general and administrative costs, as discussed above. The pharmaceutical segment of the business generated operating income of $18.6 million or 24.4% of net sales for the nine months ended September 30, 2007, an increase of $8.0 million, or 75.0% compared to operating income of $10.6 million or 16.4% of net sales for the nine months ended September 30, 2006. Operating income increased primarily due to an increase in gross margin and the pension curtailment gain, of which $1.2 million was recorded in the pharmaceutical segment, partially offset by higher selling and administrative expenses.

Net interest expense for the nine months ended September 30, 2007 and 2006 of $28.3 million and $27.7 million, respectively, was primarily attributable to interest incurred on the Senior Secured Notes, the Senior Subordinated Notes and the ABL Credit Facility. The increase in net interest expense was primarily attributable to an increase in interest rates.

Other income primarily represents foreign currency gains on U.S. dollar denominated intercompany balances due principally to the strengthening of the Canadian dollar.

Income tax expense for the nine months ended September 30, 2007 of $4.2 million was based on the Company's expected effective tax rate of 40.3% for the year ending December 31, 2007 and an incremental provision of $0.9 million relating to the impact of the $2.5 million non-cash stock compensation charge recorded during the second quarter of 2007 which is not deductible for income tax purposes. The income tax benefit for the nine months ended September 30, 2006 of $3.0 million was based on the Company's effective tax rate of 36.5% for year ended December 31, 2006. The increase in the effective income tax rate is primarily due to a greater impact of projected permanent items on foreign book income as compared to the previous year.

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

As of September 30, 2007, the Company was in compliance with the covenants contained in the indentures for the Senior Secured Notes and the Senior Subordinated Notes.


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

Borrowings under the ABL Credit Facility are determined by a formula which provides eligibility of up to 85% of the net book value of domestic accounts receivable and a range of 35% to 65% of domestic inventory. Borrowings under the ABL Credit Facility bear interest at the Company's option at either: (i) an alternate base rate which is equal to the higher of 0.50% per year above the federal funds effective rate and the base rate announced by the ABL Credit Facility's administrative agent as its prime rate plus an applicable margin ranging from 0.25% to 0.75% (0.25% at September 30, 2007) based on the Company's borrowing base availability, or (ii) an Adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 1.75% (1.25% at September 30, 2007) based on the Company's borrowing base availability. The terms of the ABL Credit Facility include a commitment fee of 0.375% based on unused commitments of the lenders, letter of credit fees on the aggregate face amount of outstanding letters of credit and underwriting and administrative fees.

The ABL Credit Facility includes covenants, that among other things, limit or restrict the Company's and its subsidiaries abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends, create liens, make investments, make acquisitions, modify the terms of the documents governing the indebtedness, engage in mergers or make capital expenditures or engage in certain transactions with affiliates. The ABL Credit Facility also requires the Company to comply with a minimum coverage ratio of Consolidated EBITDA to fixed charges whenever excess borrowing availability is less than $10.0 million on any day. As of September 30, 2007, the Company had $15.0 million of senior debt and $1.0 million of letters of credit outstanding under the ABL Credit Facility, $69.0 million of unutilized commitments and $67.7 million of availability thereunder. As of November 12, 2007, the Company had $14.0 million of senior debt and $1.0 million of letters of credit outstanding under the ABL Credit Facility, $70.0 million of unutilized commitments and $68.7 million of availability thereunder.

The ABL Credit Facility requires the Company to enter into interest rate protection agreements to provide interest rate protection for a minimum of 45% of the Company's consolidated funded indebtedness for two years. Effective February 1, 2006, the Company entered into a cap/floor collar agreement (the "Collar") with JPMorgan Chase Bank, N.A. to provide the required interest rate protection and to manage its exposure to changes in LIBOR. The Collar is for a notional amount of $100.0 million expiring on February 1, 2009 and has a cap rate of 5.5% and a floor rate of 4.29%. The Collar has been designated as a cash flow hedge of the variability of the cash flows due to changes in LIBOR and has been deemed to be highly effective. Accordingly, the Company records the fair value of the Collar as an asset or liability on its consolidated balance sheet, and any unrealized gain or loss is included in accumulated other comprehensive income. As of September 30, 2007, the Company recorded a liability of $251 thousand in the accompanying consolidated balance sheet. The Company also recorded in accumulated other comprehensive income after-tax net losses of $199 thousand and $157 thousand for the three and nine months ended September 30, 2007, respectively, and recorded after-tax net losses of $419 thousand and $41 thousand during the three and nine months ended September 30, 2006, respectively. No hedge ineffectiveness was recorded during the three and nine months ended September 30, 2007 and 2006.



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

On May 15, 2007 and June 15, 2007, the Company entered into a Second Waiver and Consent and Third Waiver and Consent to the ABL Credit Facility, respectively. Among other things, these waivers and consents (i) waived certain defaults or events of default relating to any potential restatement or revision of the Company's consolidated financial statements delivered prior to the date of such waivers and consents, and (ii) extended the date on which unaudited financial statements for the three months ended March 31, 2007, and certain other documents under the ABL Credit Facility, were required to be delivered to June 15, 2007 from May 15, 2007 and subsequently from June 15, 2007 to July 10, 2007. The Company delivered its unaudited financial statements for the three months ended March 31, 2007 and all other required documents under the ABL Credit Facility to it lenders on July 6, 2007.

The ABL Credit Facility has a minimum Consolidated Fixed Charge Coverage Ratio financial covenant that is effective if the minimum excess availability under the ABL Credit Facility is less than $10.0 million, as calculated on the basis of the last four fiscal quarters. The ABL Credit Facility's Consolidated Fixed Charge Coverage Ratio covenant is the Company's only financial maintenance covenant. Under the terms of the ABL Credit Facility, the minimum Consolidated Fixed Charge Coverage Ratio test would not have applied as of September 30, 2007 as borrowing availability under the ABL Credit Facility exceeded the specified threshold. The minimum Consolidated Fixed Charge Coverage Ratio test, if applicable, requires the Company to comply with a minimum coverage ratio of Consolidated EBITDA to Consolidated Fixed Charges (each as defined below) of at least 1:1 whenever excess availability under the ABL credit facility is less than $10.0 million (which amount will be increased in proportion to any increase in commitments under the ABL Credit Facility). The Company's Consolidated Fixed Charge Coverage Ratio was 1.37:1 and 1.31:1 for the three months ended September 30, 2007 and 2006, respectively and was 1.53:1 and 1.31:1 for the nine months ended September 30, 2007 and 2006, respectively. The Company's Consolidated Fixed Charge Coverage Ratio for the four quarters ended September 30, 2007 was 1.30:1. Excess availability under the ABL credit facility did not fall below $10.0 million in any of these periods.

As of September 30, 2007, the Company was in compliance with the covenants contained in the credit agreement for the ABL credit facility.

Borrowings under the ABL Credit Facility are a key source of the Company's liquidity, and the Company's ability to borrow thereunder is material to the Company's liquidity and operations. Failure to comply with the minimum Consolidated Fixed Charge Coverage Ratio test when excess availability is less than the designated minimum would result in a violation of the credit agreement which, absent a waiver or an amendment, would permit the lenders to accelerate repayment of borrowings thereunder and could result in a default under the Indentures. The Indentures provide for payment cross-default and cross-acceleration to specified other indebtedness. If the debt under the ABL Credit Facility and indentures is accelerated, there can be no assurance that the Company would have sufficient assets to pay amounts due under the ABL Credit Facility, the Senior Secured Notes or the Senior Subordinated Notes or have access to other sources of funding.

Consolidated Fixed Charges, as defined the ABL Credit Facility, means, for any period, the sum of (a) consolidated interest expense for such period, (b) all taxes and alternative taxes paid in cash in such period based upon the income and profits of the Company and (c) the aggregate amount actually paid by the Company and its subsidiaries in cash during such period on account of capital expenditures (subject to certain exclusions).

Credit Agreement EBITDA as presented herein is a financial measure that is used in the credit agreement for the Company's ABL Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income, as a measure of operating results or cash flows or as a measure of liquidity. Credit Agreement EBITDA differs from the term "EBITDA" as it is commonly used. Credit Agreement EBITDA as used in this report, means "Consolidated EBITDA", as that term is defined in the ABL Credit Facility and used as part of the calculation of the term "Consolidated Fixed Charge Coverage Ratio" which is used in the ABL Credit Facility's financial condition covenant and affects the Company's ability to incur additional indebtedness in specified circumstances as described above. Credit Agreement EBITDA consists of consolidated net income, adjusted to exclude income tax expense, interest expense, and depreciation and amortization, as well as certain other items and expenses, including amortization of intangibles, extraordinary, unusual or non-recurring gains or losses, consultation fees and expense reimbursements associated with implementing process improvements and cost reductions developed by the Company in conjunction with the Synergetics Installations Worldwide, Inc. consulting group, certain non-cash charges or expenses deducted in determining net income, certain cash restructuring charges, loss or gain associated with the sale or write down of assets not in the ordinary course of business, the amount of any net minority expense, certain losses relating to the disposition of excess, surplus or obsolete inventory, and certain sponsor monitoring fees.

         The calculation of Credit Agreement EBITDA for the periods indicated is set forth below.

                                                    Three Months    Nine Months
                                                        Ended           Ended
                                                     September 30, September 30,
                                                         2007            2007
                                                       --------       --------


Net earnings                                            $  1,906       $  3,839
Income tax expense                                         1,280          4,202
Interest expense, net                                      9,405         28,281
Depreciation and amortization                              6,681         19,858
Non-cash stock compensation charges                          226          3,077
Unusual, non-recurring and other (1)                         984         (3,252)
                                                        --------       --------
Credit Agreement EBITDA (2)                             $ 20,482       $ 56,005
                                                        ========       ========


(1) Represents unusual or non-recurring items, and other permitted add-backs or adjustments pursuant to the terms of the credit agreement, including among other items, severance payments of $2 and $995, non-cash foreign exchange gains of $431 and $1,465 and Kelso advisory fees of $300 and $900 for the three and nine months ended September 30, 2007, respectively, a benefit of $5,582 relating to the curtailment of the Employees' Pension Plan recorded during the six months ended June 30, 2007 and $1,113 of fees and expenses relating to the Form S-1 filings recorded during the third quarter of 2007.

(2) Credit Agreement EBITDA (restated) for the three months ended September 30, 2006 and year-to-date September 30, 2006 was $18,877 and $46,523, respectively. Credit Agreement EBITDA for the four consecutive quarters ended September 30, 2007 was $57,934.

OPERATING ACTIVITIES

Net cash provided by operating activities for the nine months ended September 30, 2007 of $0.3 million was principally the result of $33.5 million in cash generated (net earnings of $3.8 million plus depreciation and amortization of $12.3 million, amortization of display fixtures of $7.6 million, non-cash stock compensation of $3.1 million, the provision for excess and slow moving inventory of $11.5 million and the loss on asset impairment of $0.8 million, less the pension curtailment gain of $5.6 million), offset by a decrease in accrued liabilities of $5.4 million, an increase in inventories of $20.4 million and an increase in other assets of $7.8 million. Accrued liabilities decreased principally due to a decrease in accrued interest due to the timing of interest payments. Inventories increased due to the purchase of materials to support higher sales levels and safety stock to support customer service levels. Other assets increased primarily due to the purchase and shipment of display fixtures to customers.

Net cash provided by operating activities for the nine months ended September 30, 2006 of $12.2 million was principally the result of $13.6 million in cash generated (net loss of $5.2 million plus depreciation and amortization of $11.4 million and amortization of display fixtures of $7.4 million) and a decrease in inventories of $6.1 million and a decrease in prepaid expenses and other current assets of $1.0 million, offset by an increase in other assets of $8.8 million. Inventories decreased due to the implementation by the Company of an inventory reduction program. Other assets increased primarily due to the purchase and shipment of display fixtures to customers.


INVESTING ACTIVITIES

Net cash used in investing activities of $2.2 million for the nine months ended September 30, 2007 was primarily related to $5.6 million of capital spending for tooling, plates and dies, and manufacturing machinery and equipment, offset by net proceeds of $3.4 million from the sale of the property. The Company currently expects that total expenditures for capital and display fixtures for 2007 will be approximately $22.0 million.

Net cash used in investing activities of $4.1 million for the nine months ended September 30, 2006 was primarily related to $4.8 million of capital spending for tooling, plates and dies, and manufacturing machinery and equipment, offset by net proceeds of $0.7 million from the sale of the property.


FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended September 30, 2007 of $4.3 million was primarily due to borrowings under the Company's ABL Credit Facility of $5.0 million to support increased inventories related to higher sales levels and increased safety stock to support customer service levels and $1.4 million of contributed capital, offset by a $2.0 million distribution to DLI Holding Corp. used for the repurchase of its options and stock. Cash paid for interest during the nine months ended September 30, 2007 was $29.5 million. The Company anticipates that its debt service requirements in 2007 will be approximately $34.6 million.

Net cash used in financing activities for the nine months ended September 30, 2006 of $5.9 million was primarily due to repayments under the Company's ABL Credit Facility.

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

     o    interest rate changes affecting the Company;

     o    regulatory requirements and government regulatory action;

     o failure to maintain satisfactory compliance with good manufacturing practice or requirements;

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

INTEREST RATE RISK

The Company's borrowings at September 30, 2007 under the Senior Secured Notes and the ABL Credit Facility expose earnings to changes in short-term interest rates. Interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Effective February 1, 2006, the Company entered into a Collar with JPMorgan Chase Bank, N.A. for a notional amount of $100.0 million to hedge its exposure to changes in interest rates on a portion of the Senior Secured Notes.


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

Item 4. CONTROLS AND PROCEDURES


The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to its management team, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As of September 30, 2007, the Company's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses in the Company's internal control over financial reporting described below.



In connection with the preparation of its annual financial statements for the year ended December 31, 2006 and the related audit by its independent registered public accounting firm, KPMG LLP, the Company identified the following material weaknesses in its internal control over financial reporting as of December 31, 2006 which continued as of September 30, 2007.


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

In response to these three identified material weaknesses and as reported in our previous Form 10-Q filing for the quarter ended June 30, 2007, the Company developed remediation plans and took a number of substantial actions to address the material weaknesses described above.

In the first and second quarters of 2007, the Company began the process of implementing the remediation plans. Specific remediation actions that had been or were being taken for each of the material weaknesses described above was as follows:

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

In the third quarter of 2007, the Company continued the process of implementing the remediation plans to address its material weaknesses. Specific remedial actions taken or being taken were as follows:

(1) Ongoing process improvements:

o Engaged outside consultants to assist in the Sarbanes-Oxley implementation process including a detailed review and enhancement of existing systems and processes, and continued evaluation and testing of internal control over financial reporting.
o Established a cross functional team and engaged outside consultants to facilitate and assist in the evaluation of an implementation of an enterprise resource planning initiative to strengthen the current information technology environment.
o    Evaluating the establishment of a co-sourced internal audit function.

(2) Re-assessed the technical accounting capabilities of personnel:

o Upgraded personnel, where appropriate, to ensure the right complement of knowledge and skills in the application of GAAP.

(3) Implementation of enhanced policies and controls for non-routine transactions and complex accounting matters:

o Completed a detailed documentation of significant business processes and general computer controls.
o    Improved the review and approval process for all financial reports.
o Subscribed to an online accounting research tool for all GAAP and SEC related matters.
o Created formal policies and procedure guidelines for all non-routine transactions and significant reserve estimations/calculations to ensure a sufficient review and validation of the underlying assumptions and methodologies used.

The Company will continue to take further steps to strengthen its control processes and procedures in order to remediate these material weaknesses through ongoing process improvements, the implementation of additional enhanced policies and controls and the ongoing re-assessment of the technical accounting capabilities of its personnel in fiscal 2007. This is an ongoing effort to which the Company will be devoting significant resources and which will need to be maintained and updated over time. The Company believes that the foregoing actions have improved and will continue to improve its internal control over financial reporting, as well as its disclosure controls and procedures.

The remediation activities, outlined above, are expected to continue during the balance of fiscal 2007. Accordingly, these material weaknesses are not yet fully remediated. Further, no material weakness will be considered remediated until the remediation procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

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

Other than the foregoing measures, which have not been fully implemented to remediate the material weaknesses described above, there has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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



                                                DEL LABORATORIES, INC.
                                                ----------------------
                                                (Registrant)



           DATE:   NOVEMBER 14, 2007            /S/ CHARLES J. HINKATY
                   -----------------            ----------------------
                                                Charles J. Hinkaty
                                                President and
                                                Chief Executive Officer








           DATE:   NOVEMBER 14, 2007            /S/ JOSEPH SINICROPI
                   -----------------            ---------------------
                                                Joseph Sinicropi
                                                Executive Vice President and
                                                Chief Financial Officer